Form 10-Q
period 1996-03-31
BIOSEPRA INC
filed 1996-05-14
CIK 919015

- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - --- Act of 1934

For the quarterly period ended: March 31, 1996
                                --------------
     Transition report pursuant to Section 13 or 15(d) of the Securities
- - ---  Exchange Act of 1934

For the transition period from            to
                               ----------    ----------
Commission File Number  0-23678
                        -------

                                BIOSEPRA INC.
           (Exact Name of Registrant as Specified in its Charter)

           Delaware                                    04-3216867
           --------                                    ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Organization or Incorporation)

              111 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
              -------------------------------------------------
             (Address of Principal Executive Offices) (Zip Code)

                               (508) 481-6802
                               --------------
            (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X    NO
                                    ---      ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.01 per share                     7,023,026
 --------------------------------------            ---------------------------
               Class                               Outstanding at May 14, 1996

                                BioSepra Inc.

                                    INDEX
                                    -----

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Condensed Balance Sheets as of
        March 31, 1996 and December 31, 1995                                3

        Consolidated Condensed Statements of Operations for the
        Three Month Periods Ended March 31, 1996 and 1995                   4

        Consolidated Condensed Statements of Cash Flows for the
        Three Month Periods Ended March 31, 1996 and 1995                   5

        Notes to Consolidated Condensed Financial Statements                6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 9

PART II - OTHER INFORMATION                                                13



SIGNATURES                                                                 15

                                Biosepra Inc.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
(In thousands)                                            March 31, December 31,
                        ASSETS                              1996        1995
                                                            ----        ----

Current assets:
   Cash and cash equivalents                              $ 5,576     $ 2,079
   Cash in escrow                                           1,572       1,614
   Accounts receivable                                      3,855       3,495
   Inventories (Note 2)                                     3,089       3,120
   Other current assets                                       314          25
                                                          -------     -------
       Total current assets                                14,406      10,333

Property and equipment, net (Note 3)                        2,169       2,139

Goodwill, net                                               9,733       9,892
Other assets                                                1,374       1,460
                                                          -------     -------
       Total assets                                       $27,682     $23,824
                                                          =======     =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $ 1,086     $   966
   Related parties payable (Note 4)                           918         812
   Accrued expenses                                         1,830       1,758
   Accrued expenses relating to
     acquisition payable                                    1,572       1,614
   Accrued restructuring (Note 9)                              95         171
   Deferred revenue (Note 8)                                4,534       3,500
   Notes payable, current portion of long-term debt
     and capital lease obligations                          2,949       2,781
                                                          -------     -------
       Total current liabilities                           12,984      11,602

Convertible subordinated note payable to related
   party (Note 4)                                           3,500          --
Long-term debt and capital lease obligations                1,189       1,308
Long-term debt payable to related party (Note 4)              287          --
                                                          -------     -------
       Total liabilities                                   17,960      12,910

Stockholders' equity:
   Common stock                                                70          70
   Additional paid-in capital                              35,090      35,085
   Unearned compensation                                     (630)       (685)
   Accumulated deficit                                    (24,991)    (23,798)
   Cumulative translation adjustment                          183         242
                                                          -------     -------
      Total stockholders' equity                            9,722      10,914
                                                          -------     -------
      Total liabilities and stockholders' equity          $27,682     $23,824
                                                          =======     =======




                 The accompanying notes are an integral part
                         of the financial statements.

                                BioSepra Inc.

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share data)

                                                    Three-month periods
                                                      ended March 31,
                                                      ---------------
                                                    1996           1995
                                                    ----           ----
Revenue:

Product sales                                     $ 2,806        $ 2,815
Related party research and development                 --             42
                                                  -------        -------
     Total revenue                                  2,806          2,857

Costs and expenses:

Cost of products sold                               1,183          2,512
Research and development                              596            914
Selling, general and administrative                 2,162          2,590
                                                  -------        -------
     Total costs and expenses                       3,941          6,016
                                                  -------        -------

Loss from operations                               (1,135)        (3,159)

Other income (expenses), net                          (58)            (2)
                                                  -------        -------

Net loss                                          $(1,193)       $(3,161)
                                                  =======        =======

Net loss per share                                $ (0.17)       $ (0.45)


Weighted average number of common and
common equivalent shares outstanding                7,022          7,000
















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                BioSepra Inc.

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
(In thousands)
                                                             Three-month periods
                                                               ended March 31,
                                                               ---------------
                                                              1996        1995
                                                              ----        ----
Cash flows from operating activities:
   Net loss                                                $(1,193)     $(3,161)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                              517          628
    Provision for doubtful accounts                            107           42
    Loss on disposition of long-term assets                     10           --
    Changes in operating assets and liabilities:
      Accounts receivable                                     (514)         398
      Inventories                                              (18)         (61)
      Prepaid and other current assets                        (289)          71
      Accounts payable                                         139         (583)
      Related parties payable                                   82          (32)
      Accrued expenses                                         100         (398)
      Accrued expenses relating to acquisition                  (3)          --
      Accrued restructuring                                   (126)          --
      Deferred revenue                                       1,034        2,721
                                                           -------      -------
   Net cash used in operating activities                      (154)        (375)

Cash flows from investing activities:
   Additions to property and equipment                        (331)        (212)
   Proceeds from sales of equipment                             69           --
   Increase in notes receivable from employees                 (10)          --
   Increase in other assets                                     (8)         (45)
                                                           -------      -------
   Net cash used in investing activities                      (280)        (257)

Cash flows from financing activities:
   Proceeds from loans by parent company                     3,810           --
   Proceeds from issuance of common stock                        5           --
   Borrowings(repayments) under line of credit agreements      199          748
   Long-term borrowings                                         --          146
   Repayment of long-term borrowings                          (104)         (74)
                                                           -------      -------
   Net cash provided by financing activities                 3,910          820

Effect of exchange rate changes on cash
and cash equivalents                                            21            8
                                                           -------      -------
Net increase in cash and cash equivalents                    3,497          196

Cash and cash equivalents at beginning of period             2,079        7,983
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 5,576      $ 8,179
                                                           =======      =======














                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                                BioSepra Inc.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The accompanying consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's annual audited financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

      Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the periods ended March 31, 1996 and 1995.

      The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2.    Inventories

      Inventories consist of the following:
                                                  March 31,       December 31,
                                                    1996              1995
                                                    ----              ----

            Raw materials                          $  906            $  998
            Work in progress                          427               240
            Finished goods                          1,756             1,882
                                                   ------            ------
                                                   $3,089            $3,120
                                                   ======            ======


3.    Property and Equipment

      Property and equipment consists of the following:
                                                  March 31,        December 31,
                                                    1996              1995
                                                    ----              ----

            Property and equipment                 $5,709            $4,452
            Less accumulated depreciation
             and amortization                      (3,600)           (2,348)
                                                   ------            ------
                                                    2,109             2,104
            Construction in progress                   60                35
                                                   ------            ------
                                                   $2,169            $2,139
                                                   ======            ======

4.    Related party transactions

      The payable to related party represents amounts due for certain services and facilities provided by Sepracor Inc. ("Sepracor"), the Company's majority stockholder.

      In March 1996, Sepracor agreed to loan $3,500,000 to the Company and agreed to loan up to an additional $2,000,000 to the Company until March 1997 (the "loans"). The loans bear interest at prime plus 3/4% and are repayable in March 2000. The loans, including any interest thereon, are convertible into the shares of the Company's common stock, at the option of Sepracor, at any time prior to payment. As of March 31, 1996, there has been $3,500,000 borrowed against the first loan.

      In January 1996, the Company signed a Promissory Note for $350,000, or such sum as shall have been advanced by Sepracor. This amount is payable over 60 monthly installments and does not bear interest. The Company intents to use the funds for leasehold improvements to the Company's facilities. As of March 31, 1996, there has been $310,000 borrowed against the promissory note.

5.    Net Loss Per Share

      The net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

6.    Statements of Cash Flows

      Cash payments for interest for the three months ended March 31,1996 and 1995 were $80,000 and $89,000, respectively.

7.    Litigation

      BioSepra and Sepracor are defendants in three lawsuits brought by PerSeptive Biosystems, Inc. ("PerSeptive"), a competitor of BioSepra, in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive has alleged that BioSepra's and Sepracor's manufacture and sale of HyperD[Trademark] chromatography media infringe four of PerSeptive's United States patents. PerSeptive is seeking unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive has alleged that certain statements made by BioSepra and Sepracor with respect to the performance of HyperD media, performance of PerSeptive's POROS[Registered Trademark] media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's Prospectus dated March 24, 1994, constitute false advertising.

      The Company has received an opinion of its patent counsel, Pennie & Edmonds, to the effect that a properly informed court should conclude the manufacture, use and/or sale by BioSepra or its customers of the present HyperD products do not infringe any valid claims of the three U.S. patents held by PerSeptive relating to "perfusion chromatography." Allegations have also been made that another U.S. patent which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. BioSepra and Sepracor have asserted a counterclaim charging PerSeptive with unfair competition.

      On January 9, 1996, the United States District Court for the District of Massachusetts in part granted Sepracor's and BioSepra's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the "perfusion" patents were inventors of the alleged inventions claimed in those patents. This ruling may ultimately dispose of PerSeptive's claims concerning the "perfusion" patents, depending on the Court's resolution of PerSeptive's effort to correct the patents and the outcome on appeal by PerSeptive of the January 9 Order or appeal by any party of any ruling regarding correction of inventorship.

      In its January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. The Court postponed this deadline pending its ruling on PerSeptive's request for certification of an immediate appeal of the January 9 Order to the United States Court of Appeals for the Federal Circuit. On March 12, 1996, the Court denied PerSeptive's motion for immediate appeal and scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The Court denied PerSeptive's motion to vacate and scheduled a hearing on PerSeptive's motion to correct the patents for May 1996.

      According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that Sepracor and BioSepra bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. Sepracor and BioSepra contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship, or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors.

      There can be no assurance that BioSepra and Sepracor will prevail in the pending litigation, and an adverse outcome in any of the patent infringement actions on any of the chromatography patents would have a materially adverse effect on the Company's future business and operations. The Company is required to repay to Beckman Instruments, Inc. ("Beckman") all or part of certain payments if the Company terminates Beckman's right to use and sell HyperD media because a court finds HyperD media infringes any third party patents.

      Substantial funds have been and continue to be expended in connection with the defense of the litigation. Sepracor has agreed to control the defense of the litigation, and Sepracor and BioSepra share equally in expenses, net of insurance payments. In addition, in the event of any settlement or judgment adverse to BioSepra, Sepracor has agreed to indemnify BioSepra from and against any damages that BioSepra is required to pay with respect to its manufacture, use or sale of HyperD media products occurring prior to March 24, 1994.

8.    Agreements

      On March 14, 1995, BioSepra and Beckman entered into a joint distribution and development agreement. The agreement allows Beckman to market on a worldwide (except Japan) exclusive basis for a period of three years certain HyperD chromatographic columns and provides for the development (in accordance with certain milestones) and manufacture by BioSepra of chromatographic systems for Beckman.

      Under the agreement, Beckman made a one-time payment to BioSepra of $3,000,000 and is obligated to make future payments to BioSepra of up to $2,000,000 based on the accomplishment by BioSepra of such milestones for the development of chromatographic systems. The Company may be required to return to Beckman all or part of such payments made by Beckman under the agreement if BioSepra fails to meet such milestones.

9.    Restructuring and Impairment:

      On June 5, 1995, BioSepra announced a major cost-reduction program that involved the consolidation of its facilities and a significant reduction in the number of employees. The purpose of the program was to enable BioSepra to focus on the process development and process segments of the biopharmaceutical market. In connection with this program on July 20, 1995, BioSepra completed the sale of Biopass, one of its French subsidiaries. As part of the cost-reduction program, BioSepra recorded restructuring and impairment charges totaling $4,144,000 in the second quarter of 1995. Of this amount $1,180,000 represents severance and benefits related to the reduction in workforce in the U.S. and France, and $2,964,000 relates to impairment of intangibles and loss on sale of Biopass. BioSepra has terminated 54 employees as part of the cost reduction program consisting of research and development, administrative, production and marketing/sales personnel. BioSepra has paid $1,101,000 of the costs relating to the employee reduction as of March 31, 1996 and expects the majority of the remaining severance and medical payments to be completed in early 1996. There can no assurance that this program will not result in a loss of customers or temporary sales or production disruptions that could have a materially adverse effect on BioSepra's operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Overview

BioSepra Inc. ("BioSepra") develops, manufactures and sells chromatographic media and instruments for use by biopharmaceutical companies in the purification and production of biopharmaceuticals. BioSepra's products enable biopharmaceutical companies to reduce the time and cost required to develop and manufacture biopharmaceuticals. The Company offers a line of chromatographic products (media, hardware, software and instruments). The media products are based on both its recently developed HyperD media and established technologies.

In March 1994, BioSepra completed an initial public offering of 3,000,000 shares of its common stock, yielding net proceeds of approximately $17,924,000. Since the closing of this offering, Sepracor has owned approximately 57% of the outstanding Common Stock of the Company.

In March 1995, BioSepra and Beckman Instruments, Inc. ("Beckman") entered into a joint distribution and development agreement. The agreement allows Beckman to market on a worldwide (except Japan) exclusive basis for a period of three years certain HyperD[Trademark] chromatographic columns and provides for the development (in accordance with certain milestones) and manufacture by BioSepra of chromatographic systems for Beckman. Under the agreement, Beckman made a one-time payment to BioSepra of $3,000,000 and agreed to make future payments to BioSepra of up to $2,000,000 based on the accomplishment by BioSepra of such milestones for the development of chromatographic systems. As of May 7, 1996, BioSepra had received the one time payment of $3,000,000 and $1,900,000 for the completion of certain milestones in the development of systems. The Company may be required to return to Beckman all or part of such payments made by Beckman under the agreement if BioSepra fails to meet such milestones or if BioSepra terminates Beckman's right to use and sell licensed products, including HyperD media, because a court finds that any such licensed products infringe any third party patents.

In June 1995, BioSepra announced a major cost-reduction program that involved the consolidation of its facilities and a significant reduction in the number of employees. The purpose of the program was to enable BioSepra to focus on the process development and process segments of the biopharmaceutical market. In connection with this program in July 1995, BioSepra completed the sale of Biopass S.A. ("Biopass"), one of its French subsidiaries. Under the terms of the sale of Biopass, BioSepra received a renewable royalty free technology license. As part of the cost-reduction program, BioSepra recorded restructuring and impairment charges totaling $4,144,000 in the second quarter of 1995. Of this amount $1,180,000 represents severance and benefits related to the reduction in workforce in the U.S. and France, and $2,964,000 relates to impairment of assets and intangibles to net realizable value. BioSepra has terminated 54 employees as part of the cost reduction program consisting of research and development, administrative, production and marketing/sales personnel. BioSepra has paid $1,101,000 of the costs relating to this employee reduction as of March 31, 1996, and expects the remaining severance and medical payments to be completed in early 1996. There can be no assurances that this program will not result in loss of customers, temporary sales or production disruptions that could have a material adverse effect on BioSepra's operations.

   Three months ended March 31, 1996 and 1995

Revenues decreased to $2,806,000 for the three months ended March 31, 1996 from $2,857,000 for the same period in 1995. Excluding sales of production-scale systems, a product line that was discontinued as part of the cost-reduction program implemented in June 1995, product revenues from continuing operations were $1,652,000 for the quarter ended March 31, 1995. The increase in product sales from continuing operations' were due primarily to increases in sales of the Company's chromatography media and workstation product lines.

Cost of products sold as a percentage of product sales was 42% for the three months ended March 31, 1996 compared to 89% for the same period in 1995 as a result of favorable product mix, and to a lesser extent, reduced overall manufacturing costs as a result of the cost-reduction program implemented in June 1995. Management expects fluctuations in cost of products sold as a percentage of product sales as product mix changes occur period to period.

Research and development expenses decreased to $596,000 for the first quarter of 1996 from $914,000 for the first quarter of 1995. This decrease is primarily the result of the cost-reduction program implemented in June 1995. Research and development expenses related to discontinued production-scale systems in the first quarter of 1995 were $114,000.

Selling, general and administrative expenses decreased to $2,162,000 for the three months ended March 31, 1996 from $2,590,000 for the three months ended March 31, 1995. The primary reason for the decrease in expenditures is related to the cost-reduction program implemented in June 1995. Selling, general and administrative expenses related to discontinued production-scale systems in the first quarter of 1995 were $279,000.

Other expenses, net, increased to $58,000 for the three months ended March 31, 1996 as compared to $2,000 for the comparable period in 1995. This increase is attributable to lower interest income earned as a result of lower cash balances available for investments.

The Company had a net loss of $1,193,000 for the three months ended March 31, 1996 compared to $3,161,000 for the three months ended March 31, 1995. The decreased loss for the comparable three-month periods is attributable to higher overall product gross margin, and reduced expenses in research, development, sales, marketing and administration associated with the cost-reduction program implemented in June 1995.

   Litigation

BioSepra and Sepracor are defendants in three lawsuits brought by PerSeptive Biosystems, Inc. ("PerSeptive"), a competitor of BioSepra, in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive has alleged that BioSepra's and Sepracor's manufacture and sale of HyperD chromatography media infringe four of PerSeptive's United States patents. PerSeptive is seeking unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive has alleged that certain statements made by BioSepra and Sepracor with respect to the performance of HyperD media, performance of PerSeptive's POROS[Registered Trademark] media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's Prospectus dated March 24, 1994, constitute false advertising.

The Company has received an opinion of its patent counsel, Pennie & Edmonds, to the effect that a properly informed court should conclude the manufacture, use and/or sale by BioSepra or its customers of the present HyperD products do not infringe any valid claims of the three U.S. patents held by PerSeptive relating to "perfusion chromatography." Allegations have also been made that another U.S. patent which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. BioSepra and Sepracor have asserted a counterclaim charging PerSeptive with unfair competition.

On January 9, 1996, the United States District Court for the District of Massachusetts in part granted Sepracor's and BioSepra's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the "perfusion" patents were inventors of the alleged inventions claimed in those patents. This ruling may ultimately dispose of PerSeptive's claims concerning the "perfusion" patents, depending on the Court's resolution of PerSeptive's effort to correct the patents and the outcome on appeal by PerSeptive of the January 9 Order or appeal by any party of any ruling regarding correction of inventorship.

In its January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. The Court postponed this deadline pending its ruling on PerSeptive's request for certification of an immediate appeal of the January 9 Order to the United States Court of Appeals for the Federal Circuit. On March 12, 1996, the Court denied PerSeptive's motion for immediate appeal and scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship (the "March 12 Order").

The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The Court denied PerSeptive's motion to vacate and scheduled a hearing on PerSeptive's motion to correct the patents for May 1996.

According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that Sepracor and BioSepra bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. Sepracor and BioSepra contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship, or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors.

There can be no assurance that BioSepra and Sepracor will prevail in the pending litigation, and an adverse outcome in any of the patent infringement actions on any of the chromatography patents would have a materially adverse effect on the Company's future business and operations. The Company is required to repay to Beckman all or part of certain payments if the Company terminates Beckman's right to use and sell HyperD media because a court finds HyperD media infringes any third party patents.

Substantial funds have been and continue to be expended in connection with the defense of the litigation. Sepracor has agreed to control the defense of the litigation, and Sepracor and BioSepra share equally in expenses, net of insurance payments. In addition, in the event of any settlement or judgment adverse to BioSepra, Sepracor has agreed to indemnify BioSepra from and against any damages that BioSepra is required to pay with respect to its manufacture, use or sale of HyperD media products occurring prior to March 24, 1994.

LIQUIDITY AND CAPITAL RESOURCES

In March 1996, Sepracor agreed to loan $3,500,000 to the Company, and agreed to loan up to an additional $2,000,000 to the Company, until March 1997 (the "loans"). The loans bear interest at prime plus 3/4% and are repayable in March 2000. The loans, including any interest thereon, are convertible into the shares of the Company's Common Stock, at the option of Sepracor, at any time prior to payment. As of March 31, 1996, there has been $3,500,000 borrowed against the first loan.

In January 1996, the Company signed a promissory note for $350,000, or such sum as shall have been advanced by Sepracor. This amount is payable over 60 monthly installments and does not bear interest. The Company intends to use the funds for leasehold improvements to the Company's facilities. As of March 31, 1996 there has been $310,000 borrowed against the promissory note.

Cash and cash equivalents totaled $5,576,000 at March 31, 1996, with an additional $1,572,000 held in escrow as collateral for the final installment of cash in April 1996 related to the Biopass acquisition. The net increase in cash and cash equivalents for the three months ended March 31, 1996 was $3,497,000. This increase was attributable primarily to the borrowings from Sepracor of $3,500,000 in convertible subordinated debt and $310,000 in notes payable as described above, offset in part by net cash used in operating activities of $154,000. The net cash used in operating activities was comprised of the net loss of $1,193,000 and the increase of accounts receivable and other assets of $514,000 and $289,000, respectively, and a decrease of $126,000 in accrued restructuring. This was offset by increases in accounts payable and accrued expenses of $221,000 and $100,000 respectively. Also offsetting the net cash used in operating activities were non-cash adjustments of $517,000 for depreciation and amortization and $107,000 for the provision for doubtful accounts. Net cash used in investing activities was $280,000 which included the increase in property and equipment of $331,000, offset by proceeds from the sales of equipment of $69,000. Net cash provided by financing activities was $3,910,000, which included $3,810,000 of new borrowings from Sepracor of $3,500,000 in convertible subordinated debt and $310,000 in notes payable as described above. At March 31, 1996, there was $4,110,000 outstanding under available credit facilities from four commercial banks totaling $3,993,000.

These borrowings are currently guaranteed by Sepracor while a portion are also collateralized by certain accounts receivable balances.

FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the ability of BioSepra to obtain additional financing in 1996, the success of BioSepra's HyperD media and the ProSys workstation, and information with respect to the Company's other plans and strategy for its business consists of forward-looking statements.
Important factors that could cause actual results to differ materially from the forward-looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In addition, based upon the Company's current operating plan, the Company believes that its current cash balance is sufficient to fund the Company's operations into early 1997. The Company also has access to additional financing to be provided by Sepracor, as discussed above, in the amount of $2,000,000. The Company's cash requirements may vary materially from those now planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments, the introduction of competitive products and acquisitions. Accordingly, the Company may be required to raise additional financing within the next twelve months, and there can be no assurance that such financing will be available on favorable terms, if at all.

Because of the foregoing factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may continue to fluctuate from period to period in the future.

                                  PART II.
                              OTHER INFORMATION

Item 1. Legal proceedings

      BioSepra and Sepracor are defendants in three lawsuits brought by PerSeptive Biosystems, Inc. ("PerSeptive"), a competitor of BioSepra, in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive has alleged that BioSepra's and Sepracor's manufacture and sale of HyperD chromatography media infringe four of PerSeptive's United States patents. PerSeptive is seeking unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive has alleged that certain statements made by BioSepra and Sepracor with respect to the performance of HyperD media, performance of PerSeptive's POROS[Registered Trademark] media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's Prospectus dated March 24, 1994, constitute false advertising.

      The Company has received an opinion of its patent counsel, Pennie & Edmonds, to the effect that a properly informed court should conclude the manufacture, use and/or sale by BioSepra or its customers of the present HyperD products do not infringe any valid claims of the three U.S. patents held by PerSeptive relating to "perfusion chromatography." Allegations have also been made that another U.S. patent which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. BioSepra and Sepracor have asserted a counterclaim charging PerSeptive with unfair competition.

      On January 9, 1996, the United States District Court for the District of Massachusetts in part granted Sepracor's and BioSepra's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the "perfusion" patents were inventors of the alleged inventions claimed in those patents. This ruling may ultimately dispose of PerSeptive's claims concerning the "perfusion" patents, depending on the Court's resolution of PerSeptive's effort to correct the patents and the outcome on appeal by PerSeptive of the January 9 Order or appeal by any party of any ruling regarding correction of inventorship.

      In its January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. The Court postponed this deadline pending its ruling on PerSeptive's request for certification of an immediate appeal of the January 9 Order to the United States Court of Appeals for the Federal Circuit. On March 12, 1996, the Court denied PerSeptive's motion for immediate appeal and scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The Court denied PerSeptive's motion to vacate and scheduled a hearing on PerSeptive's motion to correct the patents for May 1996.

      According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that Sepracor and BioSepra bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. Sepracor and BioSepra contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship, or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors.

      There can be no assurance that BioSepra and Sepracor will prevail in the pending litigation, and an adverse outcome in any of the patent infringement actions on any of the chromatography patents would have a materially adverse effect on the Company's future business and operations. The Company is required to repay to Beckman all or part of certain payments if the Company terminates Beckman's right to use and sell HyperD media because a court finds HyperD media infringes any third party patents.

      Substantial funds have been and continue to be expended in connection with the defense of the litigation. Sepracor has agreed to control the defense of the litigation, and Sepracor and BioSepra share equally in expenses, net of insurance payments. In addition, in the event of any settlement or judgment adverse to BioSepra, Sepracor has agreed to indemnify BioSepra from and against any damages that BioSepra is required to pay with respect to its manufacture, use or sale of HyperD media products occurring prior to March 24, 1994.

Items 2-6.  None

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                        BIOSEPRA INC.



Date: May 14, 1996                               /s/ Jean-Marie Vogel
                                          -----------------------------------
                                                 Jean-Marie Vogel
                                             President, Chief Executive
                                                Officer and Director
                                    (Principal Executive and Financial Officer)


Date: May 14, 1996                               /s/ Peter M. Castellanos
                                          -----------------------------------
                                                 Peter M. Castellanos
                                          Director, Finance and Administration
                                               (Chief Accounting Officer)