Form 10-Q
period 1996-06-30
BIOSEPRA INC
filed 1996-08-13
CIK 919015

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---  Act of 1934

For the quarterly period ended: June 30, 1996
                                -------------

     Transition report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number  0-23678
                        -------

                                  BIOSEPRA INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     04-3216867
- -------------------------------                          ----------
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

                                YES X        NO
                                   ---         ---


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock, par value $.01 per share                 8,399,946
   --------------------------------------      ------------------------------
                  Class                        Outstanding at August 13, 1996

                                  BioSepra Inc.

                                      INDEX
                                      -----

                                                                               Page
                                                                               ----

PART I  -  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Condensed Balance Sheets as of
         June 30, 1996 and December 31, 1995                                     3

         Consolidated Condensed Statements of Operations for the
         Three and Six Month Periods Ended June 30, 1996
         and 1995                                                                4

         Consolidated Condensed Statements of Cash Flows for the
         Periods Ended June 30, 1996 and 1995                                    5

         Notes to Consolidated Condensed Financial Statements                    6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    10


PART II  -  OTHER INFORMATION                                                   15


SIGNATURES                                                                      17

                                  BioSepra Inc.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(In thousands)

                                                             June 30,  December 31,
                                     ASSETS                    1996        1995
                                                             --------  ------------

Current assets:
   Cash and cash equivalents                                 $  4,824    $  2,079
   Cash in escrow                                                  --       1,614
   Accounts receivable                                          3,322       3,495
   Inventories (Note 2)                                         3,058       3,120
   Prepaid and other current assets                               449          25
                                                             --------    --------

       Total current assets                                    11,653      10,333

Property and equipment, net (Note 3)                            2,275       2,139

Goodwill, net                                                   9,573       9,892
Other assets                                                    1,297       1,460
                                                             --------    --------

       Total assets                                          $ 24,798    $ 23,824
                                                             ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $  1,320    $    966
   Related parties payable (Note 4)                               421         812
   Accrued expenses                                             1,828       1,758
   Accrued expenses relating to acquisition                        --       1,614
   Accrued restructuring (Note 9)                                  15         171
   Deferred revenue (Note 8)                                    3,962       3,500
   Notes payable, current portion of long-term debt
     and capital lease obligations                                489       2,781
                                                             --------    --------

       Total current liabilities                                8,035      11,602

Long-term debt and capital lease obligations                    1,105       1,308
Long-term debt payable to related party (Note 4)                  286          --
                                                             --------    --------

       Total liabilities                                        9,426      12,910

Stockholders' equity:

   Common stock                                                    84          70
   Additional paid-in capital                                  40,654      35,085
   Unearned compensation                                         (574)       (685)
   Accumulated deficit                                        (24,938)    (23,798)
   Cumulative translation adjustment                              146         242
                                                             --------    --------

      Total stockholders' equity                               15,372      10,914
                                                             --------    --------

      Total liabilities and stockholders' equity             $ 24,798    $ 23,824
                                                             ========    ========

                   The accompanying notes are an integral part
                          of the financial statements.

                                  BioSepra Inc.

                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

(In thousands, except per share data)
                                                          Three-month periods              Six-month periods
                                                             ended June 30,                  ended June 30,
                                                        -----------------------          ------------------------
                                                         1996            1995             1996             1995
                                                        ------          -------          -------          -------
Revenue:

Product sales                                           $3,676          $ 3,669          $ 6,482          $ 6,485
License fees                                               600               --              600               --
Related party research and development                      --               44               --               85
                                                        ------          -------          -------          -------

        Total revenue                                    4,276            3,713            7,082            6,570


Costs and expenses:

Cost of products sold                                    1,785            2,464            2,968            4,976
Research and development                                   646              865            1,243            1,779
Restructuring and impairment costs (Note 9)                 --            4,144               --            4,144
Selling, general and administrative                      1,708            2,788            3,869            5,378
                                                        ------          -------          -------          -------

        Total costs and expenses                         4,139           10,261            8,080           16,277
                                                        ------          -------          -------          -------

Income (loss) from operations                              137           (6,548)            (998)          (9,707)

Other income (expenses), net                               (84)             (24)            (142)             (26)
                                                        ------          -------          -------          -------


Net income (loss)                                       $   53          $(6,572)         $(1,140)         $(9,733)
                                                        ======          =======          =======          =======


Net income (loss) per share                             $ 0.01          $ (0.94)         $ (0.16)         $ (1.39)


Weighted average number of common and
  common equivalent shares outstanding                   7,479            7,000            7,251            7,000



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  BioSepra Inc.

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

(In thousands)

                                                                          Six-month periods
                                                                            ended June 30,
                                                                        ---------------------
                                                                          1996          1995
                                                                        -------       -------

Cash flows from operating activities:
      Net loss                                                          $(1,140)      $(9,733)
      Adjustments to reconcile net loss to net
          cash used in operating activities:
          Depreciation and amortization                                     975         1,246
          Provision for doubtful accounts                                   142           205
          Restructuring and impairment costs                                 --         2,559
          Loss on disposition of long-term assets                            10            --
          Changes in operating assets and liabilities:
              Accounts receivable                                           (55)          156
              Inventories                                                   (26)          698
              Prepaid and other current assets                             (424)           15
              Accounts payable                                              390        (1,271)
              Related parties payable                                      (444)         (123)
              Accrued expenses                                              116          (409)
              Accrued expenses relating to acquisition                       (3)           --
              Accrued restructuring                                        (204)        1,310
              Deferred revenue                                              463         2,735
                                                                        -------       -------

      Net cash used in operating activities                                (200)       (2,612)

Cash flows from investing activities:
      Additions to property and equipment                                  (583)         (572)
      Proceeds from sales of equipment                                       90             3
      Increase in notes receivable from employees                           (10)           --
      Increase in other assets                                              (35)          (83)
                                                                        -------       -------

      Net cash used in investing activities                                (538)         (652)

Cash flows from financing activities:
      Proceeds from issuance of common stock to parent                    5,548            --
      Proceeds from issuance of common stock to minority stockholders        35            --
      Borrowings(repayments) under line of credit agreements             (2,255)       (1,340)
      Long-term borrowings                                                  350         1,480
      Repayment of long-term borrowings                                    (230)         (132)
                                                                        -------       -------

      Net cash provided by financing activities                           3,448             8

Effect of exchange rate changes on cash
and cash equivalents                                                         35           (12)
                                                                        -------       -------

Net increase (decrease) in cash and cash equivalents                      2,745        (3,268)

Cash and cash equivalents at beginning of period                          2,079         7,983
                                                                        -------       -------

Cash and cash equivalents at end of period                              $ 4,824       $ 4,715
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

        Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the periods ended June 30, 1996 and 1995.

        The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2.      Inventories

        Inventories consist of the following:

                                                 June 30,   December 31,
                                                   1996         1995
                                                ---------   ------------

               Raw materials                      $  693        $  998
               Work in progress                      462           240
               Finished goods                      1,903         1,882
                                                  ------        ------
                                                  $3,058        $3,120
                                                  ======        ======

3.      Property and Equipment

        Property and equipment consists of the following:

                                                 June 30,   December 31,
                                                   1996         1995
                                                ---------   ------------
               Property and equipment            $ 5,538       $ 4,452
               Less accumulated depreciation
                  and amortization                (3,655)       (2,348)
                                                 --------      --------
                                                   1,883         2,104
               Construction in progress              392            35
                                                 -------       -------
                                                 $ 2,275       $ 2,139
                                                 =======       =======

4.      Related party transactions

        The payable to related party represents amounts due for certain services and facilities provided by Sepracor Inc. ("Sepracor"), the Company's majority stockholder.

        In March 1996, Sepracor agreed to loan $3,500,000 to the Company and agreed to loan up to an additional $2,000,000 to the Company until March 1997 (the "loans"). The loans bore interest at prime plus 3/4% and were repayable in March 2000. On June 10, 1996, Sepracor loaned the additional $2,000,000 to the Company. On June 10, 1996, at the request of Sepracor, the outstanding principal amount of $5,500,000 plus accrued interest of $47,639 was converted into 1,369,788 shares of the Company's common stock. After the conversion Sepracor owns approximately 64% of the common stock of the Company.

        In January 1996, the Company signed a promissory note for $350,000, or such sum as shall have been advanced by Sepracor. This amount is payable over 60 monthly installments and does not bear interest. The Company used the funds for leasehold improvements to the Company's facilities. As of June 30, 1996, there has been $350,000 borrowed against the promissory note.

5.      Net Income (loss) Per Share

        The net income (loss) per common share is computed based upon the weighted average number of common shares outstanding and common equivalent shares. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

6.      Statements of Cash Flows

        Cash payments for interest for the six months ended June 30,1996 and 1995 were $141,000 and $208,000, respectively.

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

        On January 9, 1996, the United States District Court for the District of Massachusetts in part granted BioSepra's and Sepracor's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the "perfusion" patents were inventors of the alleged inventions claimed in those patents. This ruling may ultimately dispose of PerSeptive's claims concerning the "perfusion" patents, depending on the Court's resolution of PerSeptive's effort to correct the patents and the outcome on appeal by PerSeptive of the January 9 Order or appeal by any party of any ruling regarding correction of inventorship.

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

        According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that BioSepra and Sepracor bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. BioSepra and Sepracor contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship, or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors. The hearing on deceptive intent is expected to be completed on August 8, 1996. PerSeptive also asserts that an additional perfusion chromatography patent has been allowed but has not yet been issued, and that another patent related to perfusion chromatography has been issued. BioSepra and Sepracor do not know what is claimed in either patent.

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

        Under the agreement, Beckman made a one-time payment to BioSepra of $3,000,000 and is obligated to make future payments to BioSepra of up to $2,000,000 based on the accomplishment by BioSepra of such milestones for the development of chromatographic systems. The Company may be required to return to Beckman all or part of such payments made by Beckman under the agreement if BioSepra fails to meet such milestones. In July, 1996, BioSepra and Beckman modified the distribution arragement to include Japan.

9.      Restructuring and Impairment:

        On June 5, 1995, BioSepra announced a major cost-reduction program that involved the consolidation of its facilities and a significant reduction in the number of employees. The purpose of the program was to enable BioSepra to focus on the process development and process segments of the biopharmaceutical market. In connection with this program, on July 20, 1995, BioSepra completed the sale of Biopass, one of its French subsidiaries. As part of the cost-reduction program, BioSepra recorded restructuring and impairment charges totaling $4,144,000 in the second quarter of 1995. Of this amount $1,180,000 represents severance and benefits related to the reduction in workforce in the U.S. and France, and $2,964,000 relates to impairment of intangibles and loss on sale of Biopass. BioSepra has terminated 55 employees as part of the cost reduction program consisting of research and development, administrative, production and marketing/sales personnel. BioSepra has paid $1,165,000 of the costs relating to this reduction as of June 30, 1996 and expects the remaining severance and benefits payments to be completed by the third quarter of this year. There can no assurance that this program will not result in a loss of customers or temporary sales or production disruptions that could have a materially adverse effect on BioSepra's operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Overview

BioSepra Inc. ("BioSepra") develops, manufactures and sells chromatographic media and instruments for use by biopharmaceutical companies in the purification and production of biopharmaceuticals. BioSepra's products enable biopharmaceutical companies to reduce the time and cost required to develop and manufacture biopharmaceuticals. The Company offers a line of chromatographic products (media, hardware, software and instruments). The media products are based on both its recently developed HyperD[Trademark] media and established technologies.

BioSepra was incorporated in December 1993 as a wholly-owned subsidiary of Sepracor Inc. ("Sepracor"). Effective January 1, 1994, in exchange for 4,000,000 shares of common stock, Sepracor transferred to BioSepra the chromatography business of Sepracor, including all the outstanding shares of Sepracor S.A., formerly called IBF S.A., which is based in France.

In March 1994, BioSepra completed an initial public offering of 3,000,000 shares of its common stock, yielding net proceeds of approximately $17,924,000. At the close of this offering Sepracor owned approximately 57% of the outstanding Common Stock of the Company.

In March 1995, BioSepra and Beckman Instruments, Inc. ("Beckman") entered into a joint distribution and development agreement. The agreement allows Beckman to market on a worldwide (except Japan) exclusive basis for a period of three years certain HyperD chromatographic columns and provides for the development (in accordance with certain milestones) and manufacture by BioSepra of chromatographic systems for Beckman. Under the agreement, Beckman made a one-time payment to BioSepra of $3,000,000 and agreed to make future payments to BioSepra of up to $2,000,000 based on the accomplishment by BioSepra of such milestones for the development of chromatographic systems. As of August 2, 1996, BioSepra had received the one time payment of $3,000,000 and $1,900,000 for the completion of certain milestones in the development of such systems. The Company may be required to return to Beckman all or part of such payments made by Beckman under the agreement if BioSepra fails to meet such milestones or if BioSepra terminates Beckman's right to use and sell licensed products, including HyperD media, because a court finds that any such licensed products infringe any third party patents. In July 1996, BioSepra and Beckman modified the distribution arrangement to include Japan.

In June 1995, BioSepra announced a major cost-reduction program that involved the consolidation of its facilities and a significant reduction in the number of employees. The purpose of the program was to enable BioSepra to focus on the process development and process segments of the biopharmaceutical market. In connection with this program in July 1995, BioSepra completed the sale of Biopass S.A. ("Biopass"), one of its French subsidiaries. Under the terms of the sale of Biopass, BioSepra received a renewable royalty free technology license. As part of the cost-reduction program, BioSepra recorded restructuring and impairment charges totaling $4,144,000 in the second quarter of 1995. Of this amount $1,180,000 represents severance and benefits related to the reduction in workforce in the U.S. and France, and $2,964,000 relates to impairment of assets and intangibles to net realizable value. BioSepra has completed its reduction in workforce related to this cost-reduction program resulting in the termination of 55 employees consisting of research and development, administrative, production and marketing/sales personnel. BioSepra has paid $1,165,000 of the costs relating to this reduction as of June 30, 1996 and expects the remaining severance and benefits payments to be completed by the third quarter of this year. There can be no assurances that this program will not result in a loss of customers, temporary sales or production disruptions that could have a material adverse effect on BioSepra's operations.

In March 1996, Sepracor agreed to loan $3,500,000 to the Company and agreed to loan up to an additional $2,000,000 to the Company until March 1997 (the "loans"). The loans bore interest at prime plus 3/4% and were repayable in March 2000. On June 10, 1996, Sepracor loaned the additional $2,000,000 to the Company. On June 10, 1996, at the request of Sepracor, the outstanding principal amount of $5,500,000 plus accrued interest of $47,639 was converted into 1,369,788 shares of the Company's common stock. After the conversion Sepracor owns approximately 64% of the common stock of the Company.

   Three and six months ended June 30, 1996 and 1995

Revenues increased to $4,276,000 for the three months ended June 30, 1996 from $3,713,000 for the same period in 1995. Revenues for the six months ended June 30, 1996 increased to $7,082,000 compared to $6,570,000 for the same period in 1995. Revenues for the periods ended June 30, 1996 include $600,000 of licensing revenue recognized as part of the Beckman distribution agreement, as discussed above. Excluding sales of production-scale systems, a product line that was discontinued as part of the cost-reduction program implemented in June 1995, product revenues from continuing operations were $2,793,000 and $4,445,000 for the three and six months ended June 30, 1995, respectively. The increase in revenues from continuing operations, for the three and six month periods, are primarily attributable to increased media product sales and new product sales to Beckman for HyperD media and chromatographic systems as part of the joint distribution and development agreement, as described above.

Cost of products sold as a percentage of product sales was 49% for the three months ended June 30, 1996 compared to 67% for the same period in 1995. For the six months ended June 30, 1996 and 1995 the cost of products sold as a percentage of product sales was 46% and 77%, respectively. The improved product margins are due to favorable product mix, including the discontinuation of the lower product margin production-scale systems. Also contributing to the lower product costs were the reduced overall manufacturing costs as a result of the cost-reduction program implemented in June 1995. Management expects fluctuations in cost of products sold as a percentage of product sales as product mix changes occur period to period and new products are introduced.

Research and development expenses decreased to $646,000 in the second quarter of 1996 from $865,000 in the second quarter of 1995. For the first six months of 1996, research and development expenses decreased to $1,243,000 from $1,779,000 for the comparable period in 1995. These decreases are primarily the result of the cost-reduction program implemented in June 1995. Research and development expenses related to discontinued production-scale systems were $94,000 and $208,000 for the three and six months ended June 30, 1995, respectively.

Selling, general and administrative expenses decreased to $1,708,000 in the three months ended June 30, 1996 from $2,788,000 in the three months ended June 30, 1995. For the first six months of 1996, selling, general and administrative expenses decreased to $3,869,000 from $5,378,000 in the comparable period of 1995. The primary reason for the decrease in expenditures is related to the cost-reduction program implemented in June 1995. Selling, general and administrative expenses related to discontinued production-scale systems were $353,000 and $631,000 for the three and six months ended June 30, 1995, respectively.

Other expense, net was $84,000 for the three months ended June 30, 1996 as compared to other expense, net of $24,000 for the comparable period in 1995. For the first six months of 1996 other expense, net was $142,000 as compared to other expense, net of $26,000 for the first six months of 1995. These changes are attributable to lower interest income earned, increased interest expense paid and unfavorable foreign currency translation losses.

The Company had a net profit of $53,000 in the three months ended June 30, 1996 compared to a net loss, excluding the $4,144,000 charge for restructuring and impairment, of $2,428,000 in the three months ended June 30, 1995. For the six months ended June 30, 1996 the Company had a net loss of $1,140,000 compared to a net loss of $5,589,000, excluding the $4,144,000 charge for restructuring and impairment, for the six months ended June 30, 1995. The decreased losses for the comparable three and six month periods are primarily attributable to higher overall product gross margin, and reduced expenses in research, development, sales, marketing and administration associated with the cost-reduction program implemented in June 1995.

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

On January 9, 1996, the United States District Court for the District of Massachusetts in part granted BioSepra's and Sepracor's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the "perfusion" patents were inventors of the alleged inventions claimed in those patents. This ruling may ultimately dispose of PerSeptive's claims concerning the "perfusion" patents, depending on the Court's resolution of PerSeptive's effort to correct the patents and the outcome on appeal by PerSeptive of the January 9 Order or appeal by any party of any ruling regarding correction of inventorship.

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

According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that BioSepra and Sepracor bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. BioSepra and Sepracor contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship, or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors. The hearing on deceptive intent is expected to be completed on August 8, 1996. PerSeptive also asserts that an additional perfusion chromatography patent has been allowed but has not yet been issued, and that another patent related to perfusion chromatography has been issued. BioSepra and Sepracor do not know what is claimed in either patent.

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

LIQUIDITY AND CAPITAL RESOURCES

In March 1996, Sepracor agreed to loan $3,500,000 to the Company and agreed to loan up to an additional $2,000,000 to the Company until March 1997 (the "loans"). The loans bore interest at prime plus 3/4% and were repayable in March 2000. On June 10, 1996, Sepracor loaned the additional $2,000,000 to the Company. On June 10, 1996, at the request of Sepracor, the outstanding principal amount of $5,500,000 plus accrued interest of $47,639 was converted into 1,369,788 shares of the Company's common stock. After the conversion Sepracor owns approximately 64% of the common stock of the Company.

In January 1996, the Company signed a promissory note for $350,000, or such sum as shall have been advanced by Sepracor. This amount is payable over 60 monthly installments and does not bear interest. The Company used the funds for leasehold improvements to the Company's facilities. As of June 30, 1996, there has been $350,000 borrowed against the promissory note.

Cash and cash equivalents totaled $4,824,000 at June 30, 1996. The net increase in cash and cash equivalents for the six months ended June 30, 1996 was $2,745,000. This increase was attributable primarily to the issuance of common stock to Sepracor of $5,548,000 and $350,000 in notes payable as described above, offset in part by the net repayments of $2,485,000 in borrowings and net cash used in operating activities of $200,000. The net cash used in operating activities was comprised of the net loss of $1,140,000 and the increase of other assets and working capital of $424,000 and $81,000, respectively, and a decrease of $204,000 and $54,000 in accrued restructuring and payables respectively. This was offset by increases in deferred revenue and accrued expenses of $463,000 and $113,000, respectively. Also offsetting the net cash used in operating activities were non-cash adjustments of $975,000 for depreciation and amortization and $142,000 for the provision for doubtful accounts. Net cash used in investing activities was $538,000 which included the increase in property and equipment of $583,000, offset by proceeds from the sales of equipment of $90,000. At June 30, 1996, there was $1,518,000 outstanding under available credit facilities from four commercial banks totaling $3,850,000. These borrowings are currently guaranteed by Sepracor while a portion are also collateralized by certain accounts receivable balances.

FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the ability of BioSepra to obtain additional financing within the next twelve months, the success of BioSepra's HyperD media and the ProSys workstation, and information with respect to the Company's other plans and strategy for its business consist of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In addition, based upon the Company's current operating plan, the Company believes that its current cash balance is sufficient to fund the Company's operations into early 1997. The Company's cash requirements may vary materially from those now planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments, the introduction of competitive products, the outcome of pending litigation and acquisitions. Accordingly, the Company may be required to raise additional financing within the next twelve months, and there can be no assurance that such financing will be available on favorable terms, if at all.

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

        On January 9, 1996, the United States District Court for the District of Massachusetts in part granted BioSepra's and Sepracor's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the "perfusion" patents were inventors of the alleged inventions claimed in those patents. This ruling may ultimately dispose of PerSeptive's claims concerning the "perfusion" patents, depending on the Court's resolution of PerSeptive's effort to correct the patents and the outcome on appeal by PerSeptive of the January 9 Order or appeal by any party of any ruling regarding correction of inventorship.

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

        According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that BioSepra and Sepracor bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. BioSepra and Sepracor contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship, or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors. The hearing on deceptive intent is expected to be completed on August 8,

        1996. PerSeptive also asserts that an additional perfusion chromatography patent has been allowed but has not yet been issued, and that another patent related to perfusion chromatography has been issued. BioSepra and Sepracor do not know what is claimed in either patent.

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

Items 2 - 3.   None

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on May 15, 1996, the following proposals were adopted by the vote specified below:

                       Proposal                                For         Against         Abstain         Unvoted
                       --------                                ---         -------         -------         -------

        1.  Election of Directors
              Jean-Marie Vogel                              6,712,868       13,099              0
              Timothy J. Barberich                          6,712,868       13,099              0
              Robert L. Bratzler, Ph.D.                     6,712,868       13,099              0
              William M. Cousins, Jr                        6,712,868       13,099              0
              Alexander M. Klibanov, Ph.D.                  6,712,868       13,099              0
              Paul A. Looney                                6,712,868       13,099              0
              Riccardo Pigliucci                            6,712,868       13,099              0
              William E. Rich, Ph.D.                        6,712,868       13,099              0

        2.  Amendment to the Company's
            1994 Director Option Plan increasing
            from 120,000 to 150,000 the number
            of shares of Common Stock reserved
            for issuance under the plan                     6,573,964       56,459          3,935          91,609

Item 5. None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a)  Exhibits

               10.1  1994 Director Stock Option Plan, as amended, of BioSepra
                     Inc.
               27.1  Financial Data Schedule

        b)  Reports on Form 8-K
               On June 12, 1996, the Company filed a Current Report on Form 8-K reporting under Item 5 thereof information with respect to the conversion by Sepracor Inc. of the outstanding principal, plus accrued interest, of certain loans due from the Company to Sepracor and aggregating $5,547,639 into 1,369,788 shares of the Company's common stock. Included therewith is the unaudited Pro Forma consolidated balance sheet of the Company as of April 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BIOSEPRA INC.

Date:   August 13, 1996                   /s/ Jean-Marie Vogel
                                -------------------------------------------
                                            Jean-Marie Vogel
                                        President, Chief Executive
                                          Officer and Director
                                (Principal Executive and Financial Officer)





Date:   August 13, 1996                 /s/ Peter M. Castellanos
                                   ------------------------------------
                                          Peter M. Castellanos
                                   Director, Finance and Administration
                                       (Chief Accounting Officer)