Form 10-Q
period 1996-09-30
BIOSEPRA INC
filed 1996-11-12
CIK 919015

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

For the quarterly period ended: September 30, 1996
                                ------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission File Number  0-23678
                        -------

                                  BIOSEPRA INC.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                               04-3216867
      -------------------------------    ---------------------------------------
      (State or Other Jurisdiction of    (I.R.S. Employer Identification Number)
      Organization or Incorporation)


                111 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                                 YES   X     NO
                                     -----      ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Common Stock, par value $.01 per share                   8,408,426
 --------------------------------------        --------------------------------
                 Class                         Outstanding at November 11, 1996

                                  BioSepra Inc.

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of
         September 30, 1996 and December 31, 1995                            3

         Consolidated Condensed Statements of Operations for the
         Three and Nine Month Periods Ended September 30, 1996 and 1995      4

         Consolidated Condensed Statements of Cash Flows for the
         Periods Ended September 30, 1996 and 1995                           5

         Notes to Consolidated Condensed Financial Statements                6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10


PART II - OTHER INFORMATION                                                 14



SIGNATURES                                                                  16

                                    BioSepra Inc.

                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
(In thousands)
                                                       September 30,  December 31,
                        ASSETS                             1996           1995
                                                           ----           ----
Current assets:
   Cash and cash equivalents                             $  4,643       $  2,079
   Cash in escrow                                              --          1,614
   Marketable securities                                      360             --
   Accounts receivable                                      2,774          3,495
   Inventories (Note 2)                                     2,943          3,120
   Prepaid and other current assets                           432             25
                                                         --------       --------

       Total current assets                                11,152         10,333

Property and equipment, net (Note 3)                        2,194          2,139

Goodwill, net                                               9,414          9,892
Other assets                                                1,166          1,460
                                                         --------       --------

       Total assets                                      $ 23,926       $ 23,824
                                                         ========       ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  1,020       $    966
   Related parties payable (Note 4)                           295            812
   Accrued expenses                                         1,797          1,758
   Accrued expenses relating to acquisition                    --          1,614
   Accrued restructuring (Note 9)                              15            171
   Deferred revenue (Note 8)                                4,066          3,500
   Notes payable, current portion of long-term debt
     and capital lease obligations                            418          2,781
                                                         --------       --------

       Total current liabilities                            7,611         11,602

Long-term debt and capital lease obligations                1,002          1,308
Long-term debt payable to related party (Note 4)              266             --
                                                         --------       --------

       Total liabilities                                    8,879         12,910

Stockholders' equity:
   Common stock                                                84             70
   Additional paid-in capital                              40,655         35,085
   Unearned compensation                                     (519)          (685)
   Accumulated deficit                                    (25,302)       (23,798)
   Equity adjustments                                         129            242
                                                         --------       --------

      Total stockholders' equity                           15,047         10,914
                                                         --------       --------

      Total liabilities and stockholders' equity         $ 23,926       $ 23,824
                                                         ========       ========



    The accompanying notes are an integral part of the financial statements.

                                  BioSepra Inc.

                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                              (Unaudited)

(In thousands, except per share data)
                                               Three - month periods      Nine - month periods
                                                ended September 30,        ended September 30,
                                               ---------------------      ---------------------
                                                 1996         1995         1996          1995
                                               -------      --------      -------      --------

Revenue:

Product sales                                   $3,603       $ 2,525      $10,085      $  9,009
License fees                                        --            --          600            --
Related party research and development              --            12           --            98
                                                ------       -------      -------      --------

        Total revenue                            3,603         2,537       10,685         9,107

Costs and expenses:

Cost of products sold                            1,733         1,714        4,701         6,690
Research and development                           510           526        1,753         2,305
Restructuring and impairment costs (Note 9)         --            --           --         4,144
Selling, general and administrative              1,801         2,050        5,670         7,429
                                                ------       -------      -------      --------

         Total costs and expenses                4,044         4,290       12,124        20,568
                                                ------       -------      -------      --------

Income (loss) from operations                     (441)       (1,753)      (1,439)      (11,461)

Other income (expenses), net                        77          (222)         (65)         (247)
                                                ------       -------      -------      --------

Net income (loss)                               $ (364)      $(1,975)     $(1,504)     $(11,708)
                                                ======       =======      =======      ========

Net income (loss) per share (Note 5)            $(0.04)      $ (0.28)     $ (0.20)     $  (1.67)

Weighted average number of common
  and common equivalent shares outstanding       8,400         7,002        7,637         7,001














                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                BioSepra Inc.

                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

(In thousands)
                                                                          Nine - month periods
                                                                           ended September 30,
                                                                          --------------------
                                                                            1996         1995
                                                                          -------      -------

Cash flows from operating activities:
      Net loss                                                            $(1,504)    $(11,708)
      Adjustments to reconcile net loss to net
          cash provided by (used in) operating activities:
          Depreciation and amortization                                     1,507        1,734
          Provision for doubtful accounts                                     256          222
          Restructuring and impairment costs                                   --        2,548
          Loss on disposition of long-term assets                              10           --
          Changes in operating assets and liabilities:
              Accounts receivable                                             379          690
              Inventories                                                      81        1,350
              Prepaid and other current assets                               (409)        (547)
              Accounts payable                                                 91       (1,274)
              Related parties payable                                        (584)         541
              Accrued expenses                                                 94         (218)
              Accrued expenses relating to acquisition                        (11)          --
              Accrued restructuring                                          (204)         826
              Deferred revenue                                                569        2,776
                                                                          -------     --------

      Net cash provided by (used in) operating activities                     275       (3,060)

Cash flows from investing activities:
      Additions to property and equipment                                    (696)        (444)
      Proceeds from sales of equipment                                         99           27
      Increase in marketable securities                                      (360)          --
      Increase in other assets                                                (25)        (290)
                                                                          -------     --------
      Net cash used in investing activities                                  (982)        (707)

Cash flows from financing activities:
      Proceeds from issuance of common stock to parent                      5,548           --
      Proceeds from issuance of common stock to minority stockholders          36            8
      Net borrowings(repayments) under line of credit                      (2,300)      (2,078)
      Long-term borrowings                                                    350        1,498
      Repayment of long-term borrowings                                      (367)        (243)
                                                                          -------     --------

      Net cash provided by (used in) financing activities                   3,267         (815)

Effect of exchange rate changes on cash and cash equivalents                    4           30
                                                                          -------     --------

Net increase (decrease) in cash and cash equivalents                        2,564       (4,552)

Cash and cash equivalents at beginning of period                            2,079        7,983
                                                                          -------     --------

Cash and cash equivalents at end of period                                $ 4,643     $  3,431
                                                                          =======     ========



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

      Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the periods ended September 30, 1996 and 1995.

      The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2.    Inventories

      Inventories consist of the following:

                                                September 30,     December 31,
                                                    1996              1995
                                                -------------     ------------

            Raw materials                          $  847            $  998
            Work in progress                          400               240
            Finished goods                          1,696             1,882
                                                   ------            ------

                                                   $2,943            $3,120
                                                   ======            ======


3.    Property and Equipment

      Property and equipment consists of the following:

                                                September 30,     December 31,
                                                    1996              1995
                                                -------------     ------------

            Property and equipment                $ 6,001           $ 4,452
            Less accumulated depreciation
               and amortization                    (3,847)           (2,348)
                                                  -------           -------
                                                    2,154             2,104
            Construction in progress                   40                35
                                                  -------           -------

                                                  $ 2,194           $ 2,139
                                                  =======           =======

4.    Related party transactions

      The payable to related party represents amounts due for certain services and facilities provided by Sepracor Inc. ("Sepracor"), the Company's majority stockholder.

      In March 1996, Sepracor loaned $3,500,000 to the Company and agreed to loan up to an additional $2,000,000 to the Company until March 1997 (the "loans"). The loans bore interest at prime plus 3/4%, were repayable in March 2000 and were convertible at the option of Sepracor into shares of the Company's common stock. On June 10, 1996, Sepracor loaned the additional $2,000,000 to the Company. On June 10, 1996, at the request of Sepracor, the outstanding principal amount of $5,500,000 plus accrued interest of $47,639 was converted into 1,369,788 shares of the Company's common stock. After the conversion Sepracor owns approximately 64% of the outstanding common stock of the Company.

      In January 1996, the Company signed a promissory note for $350,000, or such sum as shall have been advanced by Sepracor. This amount is payable over 60 monthly installments and does not bear interest. The Company used the funds for leasehold improvements to the Company's facilities. As of September 30, 1996, there has been $350,000 borrowed against the promissory note.

5.    Net Income (loss) Per Share

      The net income (loss) per common share is computed based upon the weighted average number of common shares outstanding and common equivalent shares. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

6.    Statements of Cash Flows

      Cash payments for interest for the nine months ended September 30,1996 and 1995 were $154,000 and $226,000, respectively. During the nine months ended September 30, 1995 the Company acquired equipment under a capitalized lease agreement in the amount of $347,000.

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

      In its January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. The Court postponed this deadline pending its ruling on PerSeptive's request for certification of an immediate appeal of the January 9 Order to the United States Court of Appeals for the Federal Circuit. On March 12, 1996, the Court denied PerSeptive's motion for immediate appeal and scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The Court denied PerSeptive's motion to vacate and scheduled a hearing on PerSeptive's motion to correct the patents which were completed in August 1996.

      The District Court has not rendered a decision based on the August hearing. According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that BioSepra and Sepracor bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. BioSepra and Sepracor contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship, or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors.

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

      Under the agreement, Beckman made a one-time payment to BioSepra of $3,000,000 and is obligated to make future payments to BioSepra of up to $2,000,000 based on the accomplishment by BioSepra of such milestones for the development of chromatographic systems. As of September 30, 1996, BioSepra had received the one time payment of $3,000,000 and $1,900,000 for the completion of certain milestones in the development of such systems. In the second quarter of 1996, the Company recognized $600,000 of licensing revenue under the agreement. The Company may be required to return to Beckman all or part of such payments made by Beckman under the agreement if BioSepra fails to meet such milestones. In July, 1996, BioSepra and Beckman modified the distribution arrangement to include Japan.

9.    Restructuring and Impairment:

      On June 5, 1995, BioSepra announced a major cost-reduction program that involved the consolidation of its facilities and a significant reduction in the number of employees. The purpose of the program was to enable BioSepra to focus on the process development and process segments of the biopharmaceutical market. In connection with this program, on July 20, 1995, BioSepra completed the sale of Biopass, one of its French subsidiaries. As part of the cost-reduction program, BioSepra recorded restructuring and impairment charges totaling $4,144,000 in the second quarter of 1995. Of this amount $1,180,000 represents severance and benefits related to the reduction in workforce in the U.S. and France, and $2,964,000 relates to impairment of intangibles and loss on sale of Biopass. BioSepra has terminated 55 employees as part of the cost reduction program consisting of research and development, administrative, production and marketing/sales personnel. BioSepra has paid $1,165,000 of the costs relating to this reduction as of September 30, 1996 and expects the remaining severance and benefits payments to be completed by the end of this year. There can no assurance that this program will not result in a loss of customers or temporary sales or production disruptions that could have a materially adverse effect on BioSepra's operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Overview

BioSepra Inc. ("BioSepra") develops, manufactures and sells chromatographic media and instruments for use by biopharmaceutical companies in the purification and production of biopharmaceuticals. BioSepra offers a line of chromatographic products (media, hardware, software and instruments) that enable biopharmaceutical companies to reduce the time and cost required to develop and manufacture biopharmaceuticals. The media products are based on both its recently developed HyperD[TradeMark] media and established technologies.

In March 1995, BioSepra and Beckman Instruments, Inc. ("Beckman") entered into a joint distribution and development agreement. The agreement allows Beckman to market on a worldwide (except Japan) exclusive basis for a period of three years certain HyperD chromatographic columns and provides for the development (in accordance with certain milestones) and manufacture by BioSepra of chromatographic systems for Beckman. Under the agreement, Beckman made a one-time payment to BioSepra of $3,000,000 and agreed to make future payments to BioSepra of up to $2,000,000 based on the accomplishment by BioSepra of such milestones for the development of chromatographic systems. As of November 8, 1996, BioSepra had received the one time payment of $3,000,000 and $1,900,000 for the completion of certain milestones in the development of such systems. The Company may be required to return to Beckman all or part of such payments made by Beckman under the agreement if BioSepra fails to meet such milestones or if BioSepra terminates Beckman's right to use and sell licensed products, including HyperD media, because a court finds that any such licensed products infringe any third party patents. In July 1996, BioSepra and Beckman modified the distribution arrangement to include Japan.

In June 1995, BioSepra announced a major cost-reduction program that involved the consolidation of its facilities and a significant reduction in the number of employees. The purpose of the program was to enable BioSepra to focus on the process development and process segments of the biopharmaceutical market. In connection with this program in July 1995, BioSepra completed the sale of Biopass S.A. ("Biopass"), one of its French subsidiaries. Under the terms of the sale of Biopass, BioSepra received a renewable royalty free technology license. As part of the cost-reduction program, BioSepra recorded restructuring and impairment charges totaling $4,144,000 in the second quarter of 1995. Of this amount $1,180,000 represents severance and benefits related to the reduction in workforce in the U.S. and France, and $2,964,000 relates to impairment of assets and intangibles to net realizable value. BioSepra has completed its reduction in workforce related to this cost-reduction program resulting in the termination of 55 employees consisting of research and development, administrative, production and marketing/sales personnel. BioSepra has paid $1,165,000 of the costs relating to this reduction as of September 30, 1996 and expects the remaining severance and benefits payments to be completed by the end of this year. There can be no assurances that this program will not result in a loss of customers, temporary sales or production disruptions that could have a material adverse effect on BioSepra's operations.

Three and nine months ended September 30, 1996 and 1995

Revenues increased to $3,603,000 for the three months ended September 30, 1996 from $2,537,000 for the same period in 1995. Revenues for the nine months ended September 30, 1996 increased to $10,685,000 compared to $9,107,000 for the same period in 1995. Revenues for the nine months ended September 30, 1996 include $600,000 of licensing revenue recognized as part of the Beckman distribution agreement, as discussed above. Excluding sales of production-scale systems, a product line that was discontinued as part of the cost-reduction program implemented in June 1995, product revenues from continuing operations were $1,998,000 and $6,442,000 for the three and nine months ended September 30, 1995, respectively. The increase in revenues from continuing operations, for the three and nine month periods, are primarily attributable to increased media product sales and new product sales to Beckman for HyperD media and chromatographic systems as part of the joint distribution and development agreement, as described above. The Company believes that sales of BioSepra's HyperD media products, which were introduced in 1993, have been adversely affected by, and may continue to be adversely affected by, the pending patent litigation with PerSeptive BioSystems, Inc. ("PerSeptive") -- see "Legal Proceedings". BioSepra's future success will depend, in part, on its ability to generate increased sales of its HyperD media products and ProSys Workstation.

Cost of products sold as a percentage of product sales was 48% for the three months ended September 30, 1996 compared to 68% for the same period in 1995. For the nine months ended September 30, 1996 and 1995 the cost of products sold as a percentage of product sales was 47% and 74%, respectively. The improved product margins are due to favorable product mix, including the discontinuation of the lower product margin production-scale systems. Also contributing to the lower product costs were the reduced overall manufacturing costs as a result of the cost-reduction program implemented in June 1995. Management expects fluctuations in cost of products sold as a percentage of product sales as product mix changes occur period to period and new products are introduced.

Research and development expenses decreased to $510,000 in the third quarter of 1996 from $526,000 in the third quarter of 1995. For the first nine months of 1996, research and development expenses decreased to $1,753,000 from $2,305,000 for the comparable period in 1995. These decreases are primarily the result of the cost-reduction program implemented in June 1995. Research and development expenses related to discontinued production-scale systems were $19,000 and $227,000 for the three and nine months ended September 30, 1995, respectively.

Selling, general and administrative expenses decreased to $1,801,000 in the three months ended September 30, 1996 from $2,050,000 in the three months ended September 30, 1995. For the first nine months of 1996, selling, general and administrative expenses decreased to $5,670,000 from $7,429,000 in the comparable period of 1995. The primary reason for the decrease in expenditures is related to the cost-reduction program implemented in June 1995. Selling, general and administrative expenses related to discontinued production-scale systems were $601,000 for the nine months ended September 30, 1995.

Other income, net was $77,000 for the three months ended September 30, 1996 as compared to other expense, net of $222,000 for the comparable period in 1995. For the first nine months of 1996 other expense, net was $65,000 as compared to other expense, net of $247,000 for the first nine months of 1995. These changes are attributable to decreased interest expense paid and favorable foreign currency translation gains.

The Company had a net loss of $364,000 for the three months ended September 30, 1996 compared to a net loss of $1,975,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996 the Company had a net loss of $1,504,000 compared to a net loss of $11,708,000 for the comparable period in 1995. Excluding the $4,144,000 charge for restructuring and impairment, the Company's net loss would have been $7,564,000 for the nine months ended September 30, 1995. The decreased losses for the comparable three and nine month periods are primarily attributable to increased sales, higher overall product gross margin, and reduced expenses in research, development, sales, marketing and administration associated with the cost-reduction program implemented in June 1995.


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

In its January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. The Court postponed this deadline pending its ruling on PerSeptive's request for certification of an immediate appeal of the January 9 Order to the United States Court of Appeals for the Federal Circuit. On March 12, 1996, the Court denied PerSeptive's motion for immediate appeal and scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The Court denied PerSeptive's motion to vacate and scheduled a hearing on PerSeptive's motion to correct the patents which were completed in August 1996.

The District Court has not rendered a decision based on the August hearing. According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that BioSepra and Sepracor bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. BioSepra and Sepracor contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship, or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors.

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

LIQUIDITY AND CAPITAL RESOURCES

In March 1996, Sepracor loaned $3,500,000 to the Company and agreed to loan up to an additional $2,000,000 to the Company until March 1997 (the "loans"). The loans bore interest at prime plus 3/4%, were repayable in March 2000 and were convertible at the option of Sepracor into shares of the Company's common stock. On June 10, 1996, Sepracor loaned the additional $2,000,000 to the Company. On June 10, 1996, at the request of Sepracor, the outstanding principal amount of $5,500,000 plus accrued interest of $47,639 was converted into 1,369,788 shares of the Company's common stock. After the conversion, Sepracor owns approximately 64% of the outstanding common stock of the Company.

In January 1996, the Company signed a promissory note for $350,000, or such sum as shall have been advanced by Sepracor. This amount is payable over 60 monthly installments and does not bear interest. The Company used the funds for leasehold improvements to the Company's facilities. As of September 30, 1996, there has been $350,000 borrowed against the promissory note.

Cash and cash equivalents totaled $4,643,000 at September 30, 1996. The net increase in cash and cash equivalents for the nine months ended September 30, 1996 was $2,564,000. This increase was attributable primarily to the issuance of common stock to Sepracor of $5,548,000 and $350,000 in notes payable as described above, offset in part by the net repayments of $2,667,000 in borrowings. The net cash provided by operating activities was comprised of the net loss of $1,504,000 and the increase in other assets of $409,000 and the decreases of $460,000, $204,000 and $493,000 in working capital, accrued restructuring and payables, respectively. This was offset by increases in deferred revenue and accrued expenses of $569,000 and $83,000, respectively. Also offsetting the net cash used in operating activities were non-cash adjustments of $1,507,000 for depreciation and amortization and $256,000 for the provision for doubtful accounts. Net cash used in investing activities was $982,000 which included the increase in property and equipment of $696,000, offset by proceeds from the sales of equipment of $99,000. Net cash used in investing activities also included the increase in marketable securities and other assets of $360,000 and $25,000, respectively. At September 30, 1996, there was $1,357,000 outstanding under available credit facilities from four commercial banks totaling $3,732,000. These borrowings are currently guaranteed by Sepracor while a portion are also collateralized by certain accounts receivable balances.


FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the ability of BioSepra to obtain additional financing within the next twelve months, the success of BioSepra's HyperD media and the ProSys workstation, and information with respect to the Company's other plans and strategy for its business consist of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the outcome of the Company's pending patent infringement litigation with PerSeptive, the successful commercialization of the Company's product lines and such other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In addition, based upon the Company's current operating plan, the Company believes that its current cash balance is sufficient to fund the Company's operations into 1998. The Company's cash requirements may vary materially from those now planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments, the introduction of competitive products, the outcome of pending litigation and acquisitions. Accordingly, the Company may be required to raise additional financing within the next twelve months, and there can be no assurance that such financing will be available on favorable terms, if at all.

Because of the foregoing factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may continue to fluctuate from period to period in the future.

                                    PART II.
                                OTHER INFORMATION


Item 1. Legal proceedings


        BioSepra and Sepracor are defendants in three lawsuits brought by PerSeptive, a competitor of BioSepra, in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive has alleged that BioSepra's and Sepracor's manufacture and sale of HyperD[TradeMark] chromatography media infringe four of PerSeptive's United States patents. PerSeptive is seeking unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive has alleged that certain statements made by BioSepra and Sepracor with respect to the performance of HyperD media, performance of PerSeptive's POROS[Registered Trademark] media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's Prospectus dated March 24, 1994, constitute false advertising. PerSeptive also asserts that an additional perfusion chromatography patent has been allowed but has not yet been issued, and that another patent related to perfusion chromatography has been issued. BioSepra and Sepracor do not know what is claimed in either patent.

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

        In its January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. The Court postponed this deadline pending its ruling on PerSeptive's request for certification of an immediate appeal of the January 9 Order to the United States Court of Appeals for the Federal Circuit. On March 12, 1996, the Court denied PerSeptive's motion for immediate appeal and scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The Court denied PerSeptive's motion to vacate and scheduled a hearing on PerSeptive's motion to correct the patents which were completed in August 1996.

            The District Court has not rendered a decision based on the August hearing. According to the January 9 and March 12 Orders, PerSeptive could correct inventorship if it bears the burden of proving that its initial designation of inventors was done without deceptive intent. PerSeptive has asserted that no motion to correct need be filed, and that BioSepra and Sepracor bear the burden of proving deceptive intent. PerSeptive also asserts that the unnamed inventors should not be added to the patents or given any right to license the patents, and that as a matter of law they did not err in not naming the two unnamed inventors, and did not name inventors with deceptive intent. BioSepra and Sepracor contend that if PerSeptive is able to correct inventorship, the presently unnamed inventors would have independent rights to license the "perfusion" patents unless the Court ruled that the unnamed inventors are not entitled to such rights. If inventorship could not be corrected, the "perfusion" patents would be held invalid, subject to appeal by PerSeptive. A decision by the District Court to correct inventorship, or preventing the unnamed inventors from licensing the "perfusion" patents, would be subject to appeal by any party. PerSeptive could appeal any decision invalidating the patents for willful misdesignation of inventors.

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

Items 2-5.          None

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            a) Exhibits
                    27.1  Financial Data Schedule

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    BIOSEPRA INC.


Date: November 11, 1996                       /s/ Jean-Marie Vogel
                                    ------------------------------------------
                                                Jean-Marie Vogel
                                           President, Chief Executive
                                              Officer and Director
                                    (Principal Executive and Financial Officer)





Date: November 11, 1996                    /s/ Peter M. Castellanos
                                    ------------------------------------------
                                              Peter M. Castellanos
                                       Director, Finance and Administration
                                            (Chief Accounting Officer)