Form 10-K405
period 1996-12-31
BIOSEPRA INC
filed 1997-03-31
CIK 919015

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 1996                Commission File No. 0-23678
------------------------------------                ---------------------------

                                  BioSepra Inc.
               -------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                         04-3216867
     ---------------------------             ------------------
    (State or Other Jurisdiction of           (I.R.S. Employer
    Incorporation or Organization)            Identification No.)

  111 Locke Drive, Marlborough, Massachusetts                    01752
  -------------------------------------------------            --------
  (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code: (508) 481-6802

  Securities registered pursuant to Section 12(b) of the Act:  NONE

     Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes      X                      No
                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.   [X]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $29,455,776, based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 14, 1997.

Number of shares outstanding of the registrant's class of Common Stock as of March 14, 1997: 8,415,936

Documents incorporated by reference:
1996 Annual Report to Stockholders - Part II
Proxy Statement for the 1997 Annual Meeting of Stockholders - Part III

                                     PART I

Item 1. BUSINESS

     BioSepra Inc. ("BioSepra" or the "Company") develops, manufactures and sells chromatographic media and systems for use by pharmaceutical companies in the purification and production of biopharmaceuticals. BioSepra's products enable pharmaceutical companies to reduce the time and cost required to develop and manufacture biopharmaceuticals. The Company's media products are currently used by pharmaceutical companies in the production of several commercial bio-pharmaceuticals, including interferons, insulin, human growth hormone, special enzymes and vaccines.

     BioSepra was incorporated in December 1993 as a wholly-owned subsidiary of Sepracor Inc., a Delaware corporation ("Sepracor"). Effective as of January 1, 1994, Sepracor transferred to BioSepra its chromatography business, including all of the outstanding shares of BioSepra S.A., formerly called IBF S.A. In March 1994, BioSepra completed an initial public offering of its common stock resulting in net proceeds to BioSepra of approximately $17.9 million. Sepracor owns approximately 64% of the outstanding common stock of BioSepra. The Company's principal offices are located at 111 Locke Drive, Marlborough, Massachusetts 01752 and its telephone number is (508) 481-6802. Unless the context indicates otherwise, the "Company" and "BioSepra" include BioSepra Inc. and its subsidiaries, including BioSepra S.A.

INDUSTRY OVERVIEW

     Purification is a critical process in almost every stage in the development and commercialization of a biopharmaceutical, from research through production for clinical trials to commercial production. At both the laboratory and commercial stages, a biopharmaceutical is typically produced by genetically-engineered cells that are grown in a fermentation broth containing cell culture media. The target biopharmaceutical molecules in the fermentation broth must be purified from the host cells, contaminants and cell culture media. This purification process is complex because the host cells produce extremely small quantities of the target biomolecules relative to the volume of the fermentation broth and because the contaminants produced in the broth are often similar in size and structure to the target biomolecules. For example, each liter of fermentation broth might yield only a few milligrams of purified recombinant protein. Several critical purification steps are therefore required to extract and purify the final product, which must be at least 99.9% pure. It is estimated that biopharmaceutical purification accounts for about one-half of overall commercial production costs.

        Chromatography is the principal method used for biopharmaceutical purification. In chromatographic processes, the solution containing both the desired product and unwanted contaminants and impurities is flowed through columns that are packed with chromatographic particles ("media"). As the solution flows through the columns, the target biomolecules are absorbed by the media. The productivity of a chromatographic media depends on the protein binding capacity of the media, the speed at which biomolecules are able to reach the binding sites and the ability of the media to achieve the desired product purity (resolution).

     In designing the purification process for any biopharmaceutical, a process engineer or biochemist must typically evaluate a large number of different chromatographic steps to determine the specific chemistries, column sizes, media and process sequences that are able to yield the required process characteristics and product purity on the most cost-effective basis. The design process has historically involved a large number of time-consuming trial and error experiments in which the engineer is required to set up, perform and evaluate different process steps. Because a typical process purification step can take hours to run, the trial and error method of process development can be both inefficient and costly. Moreover, a process that operates effectively at laboratory-scale may prove to be less than optimal when scaled-up for commercial production.

     The Company believes that the markets for both improved chromatographic media and process development systems are growing as pharmaceutical companies develop and commercialize biopharmaceuticals at an accelerating pace. As of December 31, 1996, over 25 recombinant biopharmaceuticals had been approved by the United States Food and Drug Administration ("FDA") for commercial sale. United States biotechnology companies currently have over 200 therapeutics in human clinical development. It is estimated that over 1,500 biopharmaceuticals are in various stages of development.

     In particular, BioSepra is targeting the purification of monoclonal antibodies. The Company believes that there are more monoclonal antibody-based drugs currently in Phase II and Phase III clinical trials than any other class of biopharmaceuticals. A vast majority of these therapeutics are being developed for patients with the most serious and poorly managed human diseases; e.g., cancer, AIDS, other immune-system disorders such as multiple sclerosis and rheumatoid arthritis, and heart disease. The first therapeutic monoclonal antibody was approved for sale by the FDA at the end of 1996, and more therapeutic monoclonal antibodies are expected to be approved in 1997.

     Therapeutic monoclonal antibodies are used in very high doses as compared with most other biopharmaceuticals. Hormones, vaccines, growth factors and immune-system modulators, for example, all act as catalysts that stimulate a biological response. They therefore need only be present in the body in relatively small doses. Antibodies, on the other hand, act directly on disease-causing agents, binding to them and removing them from circulation. They are most effective when available in larger quantities and for extended periods of time.

        Separation and purification can account for anywhere from 30 to 80 percent of the cost of making monoclonal antibody-based drugs. Therefore, the Company believes that purification of monoclonal antibody may represent a large opportunity for use of the Company's proprietary media, although there can be no assurance that companies producing monoclonal antibody-based drugs will use the Company's media in such production.

PRODUCTS

     BioSepra has developed chromatographic media products and systems to enable biopharmaceutical companies to increase the productivity of their purification processes. The Company offers a line of chromatographic products (media, software, hardware and systems). The media products are based on both its recently developed HyperD media and established technologies. In late 1994, the Company introduced its ProSys Workstation and software. Pursuant to a strategic market alliance with Beckman Instruments, Inc. ("Beckman"), in 1996 BioSepra has introduced additional hardware and software products for the research market.

HyperD Media

     In March 1993, the Company introduced its advanced HyperDiffusion Chromatography media, called HyperD media, which the Company believes can increase the productivity of many purification applications.

     The productivity of chromatographic media depends on both the capacity of the media to bind target biomolecules and the speed at which biomolecules can reach the binding sites. Conventional chromatography media, such as soft gels, have high binding capacity for target proteins, but are typically operated at relatively slow flow rates because the high pressures resulting from the attempt to increase flow rates would compress the soft media gels and impede or stop flow. While more rigid porous materials have been developed to overcome the compressibility of soft gels and thus facilitate higher flow rates, these rigid porous materials have typically been unable to bind as much protein as traditional gels.

     BioSepra's HyperD media combines the high protein binding capacity of soft gels with the higher flow advantages of rigid porous materials. The soft gel provides a high number of protein binding sites, while the rigid porous materials (or shell) enables the media to resist compression even as solution is flowing at high speeds. The media is therefore able to achieve rapid flow rates while maintaining a high level of protein binding capacity.

     The Company believes that HyperD media can, in many applications, significantly increase productivity. HyperD media is currently being used by several major pharmaceutical companies in production of biopharmaceuticals.

     HyperD media is produced in various particle sizes and with various hydrogel chemistries as required by specific applications. Chromatography chemistries currently offered by the Company include Q, S, CM and DEAE Ion Exchange, Protein

A, Basilen Blue, Heparin, Lysine and certain customized ligands. FDA Drug Master Files have been submitted on the Company's HyperD media products to assist the Company's customers in obtaining regulatory approval of production processes using HyperD media.

     The Company believes that the unique structure of BioSepra's HyperD chromatography media can enable companies to produce monoclonal antibody-based drugs faster and at higher purity and yield than they could using other products currently on the market. In 1996, BioSepra introduced a CM HyperD specifically designed for the purification of IgGs -- the largest class of monoclonal antibodies. The increased benefits of CM HyperD are due to targeted performance characteristics which will differentiate it from competitive protein purification products. BioSepra currently intends to reinforce the HyperD product line with the development of products specifically designed for the purification of various classes of monoclonal antibodies. There can be no assurance that such companies using HyperD media for the production of monoclonal antibody based drugs will be successful in producing such drugs or that additional companies will use HyperD media for such purpose in the future.

     In March 1995, the Company entered into a strategic marketing alliance with Beckman appointing Beckman as its exclusive distributor worldwide (except in Japan) of certain HyperD media in several sizes of prepacked columns for use in the research and method development markets. In 1996, the Company extended the agreement to include Japan and the non-exclusive distribution of additional media for use in the research and method development market. The Company believes that sales of its HyperD media products, which were introduced in 1993, have been adversely affected by, and may continue to be adversely affected by, pending patent litigation with PerSeptive Biosystems, Inc. ("PerSeptive"). See "Item 3. Legal Proceedings."

Established Media Products

     The Company offers a line of established chromatographic media products, most of which were introduced in the 1980s. These products, which were developed for use primarily in the blood fractionation industry, currently account for a significant but declining percentage of the Company's sales. The Company plans to continue to sell these media products for use in existing commercial scale processes that use these products, as well as new applications that do not require the high bioprocessing performance of HyperD.

     The Company's established media products offer different capabilities for purifying specific target molecules based on molecular charge, molecular size, degree of hydrophobicity and binding affinity. The Company's products include the following:

     Ultrogel(TM) Gel Filtration Media. These products are used in the separation of macromolecules such as immunoglobulins, interleukins and enzymes.

     Spherosil, Trisacryl(TM) and Spherodex(TM) Ion Exchange Media. These products are used in the purification of albumin from blood plasma and the fractionation of serum proteins; purification of growth factors, antibodies, glycoproteins, enzymes, and other cell products from cell culture and fermentations; separation of nucleotides and oligonucleotide mixtures including sugars, polynucleotides, amino acids and peptides.

     HA Ultrogel Adsorption Media. These are used for separation of human serum proteins, glycoproteins, nucleic acids and immunoglobulins.

     Protein A, Basilen Blue and Heparin Affinity Media. These products use ligands such as those used for the purification of growth factors, coagulation factors, fibronectin from fibroblasts or mammalian plasma, lipoproteins, and DNA and RNA polymerases.

ProSys and BioSys Workstations

     In late 1994, the Company introduced its ProSys Workstation, a computer-controlled HPLC instrument that provides both computer-aided bioprocess engineering capabilities and automation of process experiments. The ProSys Workstation is controlled by the Company's ProSys RPD(TM) Software, which is designed to enable customers to optimize process parameters based on a small number of experiments and simulate the performance of alternative designs in a commercial environment to determine resulting process characteristics, equipment requirements and operating and capital costs.

     Traditionally, process development has required the laborious investigation of a large number of experimental parameters requiring long periods of time to test the performance of alternative purification processes. In addition, it is difficult to test whether a process designed for laboratory-scale purification will operate optimally at commercial-scale. The Company's ProSys Workstation is designed to be used early in the product development cycle to create effective production methods and guide process design engineers toward an optimal process for all levels of production. Using the ProSys Workstation, a customer is able to:

-- Automatically Perform Experiments. By enabling the customer to rapidly set-up and complete multiple experiments, the ProSys Workstation can decrease the time required to evaluate alternative chromatographic methods.

-- Determine Optimal Purification Methods. A typical production process involves several purification steps using different chromatographic methods. The ProSys Workstation helps the user to determine the optimal methods for each purification step based on data generated from a relatively small number of chromatographic experiments.

-- Simulate Commercial-Scale Production. The ProSys RPD Software introduced in 1996 enables the user to simulate the operation of different process designs based on both operational and economic parameters. Through this simulation process, the user can simulate the performance of individual steps of a process in a commercial environment and determine the resulting operating costs, capital costs and process characteristics.

-- Clinical-Scale Production. The ProSys Workstation is capable of producing up to 250 grams of purified biopharmaceutical per day.

     Major hardware components, including the pumping modules, for the ProSys Workstation are purchased from a major supplier of HPLC equipment. In 1995, the Company entered into a long-term supply contract with such supplier. While the Company believes that alternative sources of supply for these components could be developed, the integration of the new components could require system design changes which could interrupt the Company's production and delivery of systems to customers. Accordingly, the Company's operating results could be materially and adversely affected if the Company were to incur an extended interruption in its current source of supply.

     As part of the strategic alliance established in March 1995 with Beckman, the Company developed the BioSys Workstation which is being marketed by Beckman in the research segment of the protein purification market.

     The BioSys Workstation is similar to the ProSys Workstation. But while the ProSys Workstation focuses on the needs of the process development market, the BioSys Workstation targets the research and method development market which is earlier in the drug development paradigm. Using the BioSys Workstation, a customer is able to automatically perform experiments and determine improved purification methods. The first BioSys Workstation production unit was delivered to Beckman in the first quarter of 1996 and Beckman started market introduction in the second quarter of 1996.

Other Products

     The Company sells several chemical products used in biopharmaceutical research. The Company offers its proprietary UpScale(TM) Process columns designed for larger scale applications with volume capacities ranging from one to 130 liters of media.

     The Company expects that sales of its historical line of chromatography bioprocessing products will not increase in 1997 and that the future success of its business will depend on market acceptance of the Company's more recent products, such as HyperD, the ProSys Workstation and the BioSys Workstation, in the faster growing Markets of the biopharmaceutical industry such as monoclonal antibodies. Additional growth may result from new products currently under development which tailor BioSepra's core chemistry and solid phase technology to the genomics markets and to some segments of the medical industry; however, there can be no assurance that such additional growth will occur or that such products will be developed or be commercially viable.

COMPETITION

     The Company encounters intense competition in the sale of its current and future products. The Company's principal competitors are Pharmacia Biotech ("Pharmacia"), Bio-Rad, and PerSeptive. These competitors as well as other companies selling or developing products for the bioseparations market, have financial, marketing and other resources greater than those of the Company. In addition, certain competitors have had long-term relationships with many of the Company's existing and potential customers.

     Sales of chromatographic media products typically involve long lead times and customers generally evaluate several different media products before committing to a volume purchase. Also, customers typically are reluctant to change the media used in a production process previously approved by the FDA because such a change would require extensive validation and in certain cases would require additional FDA approval. For these reasons, the Company's success will depend in large part on its ability to sell its products to customers at the early stages of their product development cycles. There can be no assurance that the Company will be able to compete effectively against its existing or future competitors or that developments by others will not render BioSepra's product or technologies obsolete or noncompetitive.

MARKETING AND SALES

     In 1996, the Company marketed its products to the biopharmaceutical industrial market through direct sales efforts in the United States and some parts of Europe and through distributors in other countries. The Company markets and sells its products through field sales representatives and distributors, supported by application specialists, product managers, and technical support/application development personnel in the Company's research and development department. Pursuant to the Company's agreement with Beckman, Beckman distributes worldwide certain HyperD media products and the BioSys Workstation.

     In 1994, 1995 and 1996, 58%, 60% and 47%, respectively, of the Company's sales were outside the United States. In 1994, 1995 and 1996, media and biochemicals accounted for 52%, 51% and 69%, respectively, of the Company's revenues. In 1996, sales to two major biopharmaceutical companies accounted for approximately 25% and 13% of the Company's revenues, respectively. The loss of either or both of these customers could have a material adverse effect on the results of operations of the Company.

RESEARCH AND DEVELOPMENT

     BioSepra's research and development group consists of 12 persons. The Company's research and development efforts are primarily dedicated to the development of chromatographic products to speed up and optimize process design and development and reduce production time and cost for biopharmaceutical drug development and manufacture with a specific focus on monoclonal antibodies and the genomics and gene therapy markets. During 1994, 1995 and 1996, the Company spent $3,383,000, $2,761,000 and $2,399,000, respectively, on research and development.

GOVERNMENT REGULATION

     FDA and comparable foreign regulations pertain not only to health care products, but also to the processes and production facilities used to produce such products. Among the conditions for FDA approval of a biopharmaceutical is the requirement that the manufacturer's quality control and manufacturing processes conform to current Good Manufacturing Practices ("GMP").

     BioSepra's customers are required to obtain the approval of the FDA and similar health authorities in foreign countries to test clinically and sell commercially pharmaceuticals for human use. Although the Company's products do not require FDA approval for sale, the FDA and comparable foreign authorities typically review the manufacturing procedures and inspect the facilities and equipment of the Company's customers for compliance with applicable rules and regulations. The Company's customers will often review and inspect the Company's manufacturing facilities prior to ordering products for use in an FDA-approved production process. The Company believes that its production and documentation procedures are consistent with GMP. Also, the Company files with the FDA Drug Master Files that facilitate the use by pharmaceutical companies of the Company's media for both clinical trial production and commercial production.

     In the production of a biopharmaceutical, any material change by a manufacturer of process or equipment traditionally necessitates additional FDA review and approval. Manufacturers are therefore typically reluctant to change production methods for existing products. For this reason, BioSepra is likely to encounter difficulties in selling its media products to customers which have already applied for or obtained FDA licenses for production processes that specify a different supplier's product.

     New guidelines issued in 1996 by the FDA give biopharmaceutical companies greater flexibility to make changes in the production processes for certain classes of drugs, including monoclonal antibody-based drugs, and to continue optimization of their production processes subsequent to drug approval. In the past, a drug manufacturing process was "locked in" during clinical trials, prior to product approval. Companies were reluctant to make any process changes because the FDA would have required new clinical studies. Now, companies affected by these new guidelines need only demonstrate a product's biological equivalence to adopt process changes without new clinical trials.

PATENTS AND PROPRIETARY RIGHTS

     BioSepra holds several patents and patent applications, including a United States composition of matter patent (and comparable foreign patent applications) on HyperD media. The Company's additional patents relate primarily to the composition of its other media products and certain biopharmaceutical production processes. There can be no assurance that any of the Company's issued patents will afford the Company any significant protection, that any pending patent applications will result in the issuance of patents or that competitors will not successfully challenge the Company's patents or circumvent the Company's patent position. The invalidation of key patents owned by BioSepra or the failure of patents to issue on pending applications could result in increased competition.

     The Company also relies on unpatented trade secrets and licensed technology. The Company has a royalty-free license to use certain of the simulation software be used in its ProSys Workstation.

     The patent positions of companies in the biopharmaceutical industry are highly uncertain, involve complex legal and factual questions and recently have been the subject of much litigation. A significant number of patents have been applied for by and issued to other companies in BioSepra's industry, and other companies may have filed applications for, may have been issued patents or may obtain additional patents and proprietary rights relating to products competitive with those of the Company.

     In addition, the Company's products may give rise to claims that they infringe on the products or proprietary rights of others. See "Item 3. Legal Proceedings." No assurance can be given that any license required under any such patents or rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be precluded. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others, and could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, the Company.

EMPLOYEES

     As of March 1, 1997, the Company employed 59 persons, of whom 12 were primarily engaged in research and development activities, 17 in manufacturing, and the remainder in marketing, sales, administration and accounting. Of the 59 persons, 24 are located in the United States and 35 are in Europe.

     The Company's employees in the United States are not covered by a collective bargaining-agreement. In Europe, its employees are covered by the provisions of two agreements setting forth national guidelines and standards for labor relations in the chemical and metal industry. The Company considers its relations with its employees to be good.


RELATIONSHIP WITH SEPRACOR

     Sepracor, which owns approximately 64% of the outstanding capital stock of the Company, is engaged in the business of using chiral chemistry to develop single- isomer forms of existing, widely-sold pharmaceuticals and to supply major pharmaceutical companies with bulk quantities of chiral intermediates. Under applicable provisions of the Delaware General Corporation Law, Sepracor will have the ability, acting alone, to approve any action requiring approval of the holders of a majority of the outstanding shares of Common Stock.

     Technology Transfer and License Agreement. The Company and Sepracor entered into a Technology Transfer and License Agreement (the "Technology Transfer Agreement") pursuant to which Sepracor transferred to the Company all technology owned or controlled by Sepracor, including trade secrets, patents and patent applications, that relates to and is used in researching, developing or manufacturing products in the "Company Field." The Company Field means generally the separation of biological molecules. Further, Sepracor has granted an exclusive license to the Company for any improvements to the transferred technology useful in the Company Field which are developed, or otherwise acquired, by Sepracor during the period beginning on the date of the Technology Transfer Agreement and terminating on the earlier of January 1, 1998 or the acquisition of Sepracor or the Company (the "Effective Period"). The Company has granted to Sepracor an exclusive license to the transferred technology for the development, manufacture, use or sale of any products within the field of chiral synthesis, chiral separations and the development, manufacture, use or sale of chiral drugs and chiral drug intermediates (the "Sepracor Field"), as well as a non-exclusive license to the transferred technology for the development, manufacture, use or sale of any products outside the Company Field. All licenses are royalty-free. Sepracor has also granted the Company a right of first refusal to any product which Sepracor proposes to sell, or license a third party to sell, during the Effective Period, for use within the Company Field.

     Cross-License Agreement. The Company has entered into a Cross License Agreement (the "Cross License Agreement"), dated as of January 1, 1994 with HemaSure Inc. ("HemaSure"), a subsidiary of Sepracor. Under the terms of the Cross License Agreement, HemaSure and the Company have each granted to the other a perpetual, royalty-free and non-exclusive right and license to technology and improvements owned or controlled by the licensing party for use in the HemaSure Field or Company Field as the case may be. The HemaSure Field comprises the development, manufacture, use or sale of medical devices for the purification of blood, blood products or blood components and membrane filter design. The Cross License Agreement will terminate on the earlier of January 1, 1998 or the acquisition of all or substantially all of the business or assets, by merger, sale of assets or otherwise, of either the Company or HemaSure.

     Corporate Services Agreement. The Company and Sepracor entered into a one-year Corporate Services Agreement which provides for a monthly fee to be paid by the Company for basic services, such as accounting, human resources support services, data processing and laboratory support services provided by Sepracor. This fee was determined by estimating Sepracor's cost of the Company's expected usage of such basic services. The Company may purchase additional services from Sepracor for a fixed rate based on the number of hours spent by each Sepracor employee providing such services. For items with identifiable costs such as insurance coverage, Sepracor charges the Company based upon costs directly attributable to the Company. Management believes that the charges under the Corporate Services Agreement are reasonable and that the terms of the Corporate Services Agreement are at least as favorable to the Company as the terms that could be obtained from an unaffiliated third party. This Agreement had an initial term of one year and has been extended by the Company for [three] additional one-year terms. Sepracor retains the right to decline to provide any services which cause an unreasonable burden to Sepracor. The Agreement permits the Company to terminate at any time following 60 days' notice to Sepracor, and automatically terminates six months after Sepracor's ownership percentage of the Company decreases to less than 50% of the Company's issued and outstanding shares. The aggregate payments made by the Company to Sepracor for basic services under this Agreement were $197,000 in 1995, 208,000 in 1996 and are expected to be approximately $208,000 in 1997.

     Sublease Agreements. Sepracor has entered into a Sublease Agreement with the Company under which Sepracor subleases a portion of its facilities in Marlborough, Massachusetts to the Company. The amount payable to Sepracor under the Sublease Agreement is equal to Sepracor's rental costs under its lease allocable to the portion of the premises subleased to the Company plus a pro rata allocation of the estimated facility maintenance, utilities and other operating costs. The rental payment made by the Company under this Agreement was approximately $77,000 in 1995 and $72,000 in 1996, exclusive of operating costs and is estimated to be approximately $75,000 in 1997.

     Registration Rights. Sepracor has certain registration rights with respect to its shares in the Company as provided in the Technology Transfer Agreement.

     Loan Agreement. On March 29, 1996, the Company issued a Convertible Subordinated Note due March 2000 (the "Note") to Sepracor providing for the borrowing by BioSepra from Sepracor of up to $5,500,000 (the "Loans") at an interest rate of 7%. The Loans, including any accrued interest thereon, were convertible into shares of the Company's Common Stock, $.01 par value ("Common Stock"), at the option of Sepracor at any time prior to repayment. Since March 29, 1996, an aggregate of $5,500,000 was borrowed under the Note. On June 10, 1996, Sepracor converted the outstanding principal, plus accrued interest, of the Loans into an aggregate of 1,369,788 shares of the Company's Common Stock. As a result of the conversion of the Note, Sepracor's ownership of the Company's outstanding Common Stock increased from approximately 58% to approximately 64%.

     Promissory Note. In January 1996, the Company entered into a Promissory Note for $350,000, or so much of such sum as shall have been advanced by Sepracor. This amount is payable to Sepracor over sixty monthly installments and does not bear interest.

     All future arrangements and transactions between the Company and Sepracor will continue to be on terms which the Company determines are fair and reasonable to the Company.


Item 2. PROPERTIES

     BioSepra's facilities are located in Marlborough, Massachusetts and Villeneuve-la-Garenne, France. In Massachusetts, the Company subleases approximately 13,000 square feet of office, laboratory and assembly space from Sepracor. In Villeneuve-la-Garenne, France, the Company leases approximately 28,500 square feet of office, laboratory and manufacturing space. Of the total, approximately 20,440 square feet are used for manufacturing operations, and the balance is used for research and development and administration. The lease charges at the Massachusetts facility are equal to a pro rata portion of Sepracor's costs, including maintenance, utilities and other operating costs based upon square footage occupied.

     At its facility in Villeneuve-la-Garenne, France, the Company produces its chromatographic media. The plant is currently operating at approximately one-half of full capacity, and, therefore, the Company has the capability to expand production as product sales increase. ProSys and BioSys Workstations are designed and assembled in the Company's Marlborough, Massachusetts facility. The Marlborough facility is currently operating at 60% capacity and, therefore, the Company has the capability to expand production to the extent product sales increase in the future.

Item 3. LEGAL PROCEEDINGS

     BioSepra and Sepracor are defendants in three lawsuits brought by PerSeptive Biosystems, Inc. ("PerSeptive"), a competitor of BioSepra, in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive has alleged that BioSepra's and Sepracor's manufacture and sale of HyperD(TM) chromatography media infringe four of PerSeptive's United States patents. PerSeptive is seeking unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive has alleged that certain statements made by BioSepra and Sepracor with respect to the performance of HyperD media, performance of PerSeptive's POROS(R) media, and the internal structures of POROS and HyperD media, including statements made in BioSepra's Prospectus dated March 24, 1994, constitute false advertising. PerSeptive also asserts that an additional perfusion chromatography patent has been allowed, and that another patent related to perfusion chromatography has been issued. The new perfusion chromatography patent contains claims similar to the other patents BioSepra and Sepracor are alleged to have infringed.

     The Company has received an opinion of its patent counsel, Pennie & Edmonds, to the effect that a properly informed court should conclude the manufacture, use and/or sale by BioSepra or its customers of the present HyperD products do not infringe any valid claims of the three U.S. patents held by PerSeptive relating to "perfusion chromatography." PerSeptive has not formally claimed that the present HyperD products infringe the fourth perfusion patent. Allegations have also been made that another U.S. patent which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. BioSepra and Sepracor have asserted a counterclaim charging PerSeptive with unfair competition.

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

     In its January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. The Court postponed this deadline pending its ruling on PerSeptive's request for certification of an immediate appeal of the January 9 Order to the United States Court of Appeals for the Federal Circuit. On March 12, 1996, the Court denied PerSeptive's motion for immediate appeal and scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moved to correct inventorship (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The Court denied PerSeptive's motion to vacate and scheduled a hearing on PerSeptive's motion to correct the patents which was completed in August 1996. The District Court has not rendered a decision based on the August hearing.

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

      There can be no assurance that BioSepra will prevail in the pending litigation, and an adverse outcome in any of the patent infringement actions on any of the chromatography patents would have a materially adverse effect on the Company's future business and operations. The Company would be required to repay to Beckman part of certain payments if the Company terminates Beckman's right to use and sell HyperD media because a court finds HyperD media infringes any third party patents.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions of the executive officers of the Company.

           Name                 Age                 Position
           ----                 ---                 --------

Jean-Marie Vogel                46         President, Chief Executive Officer
                                           and Director

James A. Prendergast            56         Executive Vice President

Egisto Boschetti, Ph.D.         51         Senior Vice President and Chief
                                           Scientific Officer

Therese Bourdy                  46         Vice President of Media Operations

Gary G. Gaudet                  49         Vice President, Sales and
                                           Marketing

--------------------

     Mr. Vogel has served as President, Chief Executive Officer and a director of the Company since September 1994. From January 1994 to August 1994, Mr. Vogel has served as Executive Vice President and Chief Operating Officer of the Company. From 1992 to 1993, Mr. Vogel served as President of the European Operation of Cuno, Inc., a supplier of filtration processes, equipment and devices used in the production of biological drugs and food products. From 1977 to 1992, Mr. Vogel served in various capacities with Millipore Corporation ("Millipore"), a manufacturer of membrane filtration-based products, in its international operations with experience in Asia, Latin America, the former Soviet Union, the Middle East and Australia. Most recently, Mr. Vogel served as Vice President and General Manager of Millipore's Asian Operations. Mr. Vogel is a French citizen.

     Mr. Prendergast has served as Executive Vice President of the Company since January 1997. From 1991 to 1997 he served as Vice President, World-Wide Sales, Marketing and Service Operations for CEM Corp., a manufacturer of microwave instrumentation in the chemical, food and pharmaceutical markets. From 1971 to 1991, Mr. Prendergast served in a number of positions at Millipore/Waters, a manufacturer of membrane liquid chromatography products, including service as

President of its Intertech Division and as President of Millipore/Waters Canada, a subsidiary of Millipore/Waters.

     Dr. Boschetti has served as Senior Vice President and Chief Scientific Officer of the Company since January 1997 and served as Vice President and Chief Scientific Officer from January 1994 to January 1997. From June 1991 to January 1994, Dr. Boschetti served as Vice President of Research and Development and Technical Operations -- Sepracor Europe. From 1986 until 1991, Dr. Boschetti was Vice President of R&D and Technical Director of IBF. Dr. Boschetti has been associated with IBF and its predecessor, Pointet-Girard S.A. for 20 years. Dr. Boschetti has published over 130 articles in international scientific journals and is a member of the editorial board of Preparative Chromatography. Dr. Boschetti is Vice Chairman of the Biotechnology Commission of the French Ministry of Research and is a French citizen.

     Ms. Bourdy has served as Vice President of Media Operations of the Company since January 1997 and served as General Manager and Director of Operations, BioSepra S.A. from August 1995 to January 1997. From 1992 to 1995, Ms. Bourdy served as Quality Assurance, Operations and Marketing manager for Cuno, Inc., a supplier of filtration processes, equipment and devices used in the production of biological drugs and food products. From 1991 to 1992, Ms. Bourdy was an independent consultant. From 1983 to 1991, Ms. Bourdy served in various operational positions with National Fractionation Center France, a bioprocessing company focusing on blood products. From 1974 to 1983, Ms. Bourdy served in various capacities with Millipore, a manufacturer of membrane filtration-based products, in its pharmaceutical, agrofood and water treatment divisions.

     Mr. Gaudet has served as Vice President, Sales and Marketing of the Company since June 1995. From January 1995 to May 1995, Mr. Gaudet served as a Business Manager, Process Chromatography of the Company. From March 1994 to January 1995, Mr. Gaudet served as National Marketing Manager for Buss Process Technologies, a supplier of process equipment and plants to the fine chemical, polymer, food and pharmaceutical industries in North America. From April 1992 to March 1994, Mr. Gaudet served as Corporate Sales Manager for CompUSA, a retail supplier of computer products.


                                    PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of BioSepra Inc. has been traded on the Nasdaq National Market under the symbol BSEP since March 25, 1994. On March 26, 1997, the last reported sale price of the Company's Common Stock on the Nasdaq Stock Market was $3.375. Prior to March 25, 1994, the Company's Common Stock was not publicly traded. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market for the last two fiscal years.

                                                         1995
                                                         ----

                                                   High         Low
                                                   ----         ---


First Quarter ..................................  $4 7/8      $3 1/4
  (January 1 through March 31, 1995)

Second Quarter .................................  $4 5/8      $2 3/4
  (ended June 30, 1995)

Third Quarter ..................................  $6 7/8      $3 3/4
  (ended September 30, 1995)

Fourth Quarter .................................  $5 3/4      $3
  (ended December 31, 1995)


                                                         1996
                                                         ----

First Quarter ..................................  $6          $3 3/8
  (January 1 through March 31, 1996)

Second Quarter .................................  $5 11/16    $3 5/8
  (April 1 though June 30, 1996)

Third Quarter ..................................  $4 1/8      $2 1/2
  (July 1 through September 30, 1996)

Fourth Quarter .................................  $3 5/8      $2 9/16
  (October 1 through December 31, 1996)

     On March 14, 1997, the Company had approximately 41 stockholders of record. The Company believes that the number of record holders is not representative of the number of beneficial holders because many shares are held by depositaries, brokers or other nominees. The Company has never paid dividends on its Common Stock. The Company currently intends to reinvest its earnings, if any, for use in the business and does not expect to pay cash dividends in the foreseeable future.


Item 6.   SELECTED FINANCIAL DATA

     Incorporated by reference from the Company's 1996 Annual Report to Stockholders under the heading "Selected Financial Data."

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from the Company's 1996 Annual Report to Stockholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements filed as part of this Annual Report on Form 10-K are listed under Item 14 below and are incorporated by reference from the Company's 1996 Annual Report to Stockholders.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 26, 1996, the Company, upon the recommendation of its Audit Committee and the approval of its Board of Directors, determined that it would dismiss Coopers & Lybrand L.L.P. as its principal accountant and retain Arthur Andersen LLP as its principal accountant, effective upon completion of the audit by Coopers & Lybrand L.L.P. of the Company's financial statements for the fiscal year ended December 31, 1995 (the "1995 Audit"). The determination to dismiss Coopers & Lybrand L.L.P. was made because Coopers & Lybrand L.L.P. agreed to serve as independent accountants for PerSeptive Biosystems, Inc., a competitor of the Company.

     The Company had no disagreement with Arthur Andersen L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company's financial statements for the fiscal year ended December 31, 1996.

     The Company had no disagreement with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company's financial statements for the fiscal years ended December 31, 1995 and December 31, 1994. Coopers & Lybrand L.L.P.'s reports on the Company's financial statements for the fiscal years ended December 31, 1995 and December 31, 1994 did not contain any adverse opinion or a disclaimer of an opinion nor were they qualified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEMS 10-13.

     The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", "Board and Committee Meetings", "Compensation for Directors", "Compensation of Executive Officers", and "Certain Relationships and Related Transactions". Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."


                                    PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

           (a) The following documents are included as part of this Annual Report on Form 10-K or are incorporated by reference from the Company's 1996 Annual Report to Stockholders.

                                                                           Page
                                                                           ----

     1. The following financial statements (and related notes) of the Company are incorporated by reference from the Company's 1996 Annual Report to Stockholders.

          Report of Arthur Andersen, LLP, Independent Public Accountants
          on Financial Statements                                           F-11*

          Consolidated Balance Sheets at December 31, 1996 and 1995         F-12*

          Consolidated Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994.                                 F-13*

          Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 1996, 1995 and 1994.                     F-14*

          Consolidated Statements of Cash Flows for the years
          ended December 31, 1996, 1995 and 1994.                           F-15*

          Notes to Consolidated Financial Statements.                       F-16*

         *Refers to page number of 1996 Annual Report to Stockholders

     2. The Report of Coopers & Lybrand L.L.P., Independent Accountants, is filed as part of this Annual Report on Form 10-K.

     3. The Schedule listed below and the Reports of Independent Accountants on financial statement schedules are filed as part of this Annual Report on 10-K.

          Reports of Independent Public Accountants on Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts

     4. All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

     5. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

               (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

     The following trademarks are mentioned in this Annual Report on Form 10-K:

     HyperD, ProSys, Rational Process Design, RPD, Trisacryl, Spherodex, Ultrogel and UpScale are trademarks of the Company. Perfusion Chromatography and POROS are trademarks of PerSeptive Biosystems, Inc.

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------


To the Board of Directors and Shareholders of BioSepra Inc.:

We have audited the accompanying consolidated balance sheet of BioSepra Inc. as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioSepra Inc. as of December 31, 1995, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                        /s/ Coopers & Lybrand LLP



Boston, Massachusetts
February 27, 1996, except as to information contained in the fourth paragraph of Note H and the seventh paragraph of Note C for which the date is March 29, 1996.

                             ARTHUR ANDERSEN LLP


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Shareholders of BioSepra Inc. and subsidiaries:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of BioSepra Inc. and subsidiaries and have issued our report thereon dated January 29, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The schedule listed in Item 14(a)2 herein is the responsibility of the Company's managements and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.


                                                /s/ Arthur Andersen LLP


Boston, Massachusetts
January 29, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of BioSepra Inc.:


Our report on the consolidated financial statements of BioSepra Inc. as of December 31, 1995 and for each of the two years in the period then ended has been included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statements schedule listed in Item 14(a) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information required to be included therein.

                                               /s/ Coopers & Lybrand LLP

Boston, Massachusetts
February 27, 1996, except as to information contained in the fourth paragraph of Note H and the seventh paragraph of Note C, for which the date is March 29, 1996

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


           COLUMN A                 COLUMN B            COLUMN C               COLUMN D       COLUMN E
           --------                  --------           --------               --------       --------
                                                        ADDITIONS

                                   BALANCE AT   CHARGED TO    CHARGED TO                     BALANCE AT
                                    BEGINNING    COSTS AND       OTHER                         END OF
         DESCRIPTION                OF PERIOD    EXPENSES    ACCOUNTS (1)   DEDUCTIONS (2)     PERIOD
         -----------                ---------    --------    ------------   --------------     ------

Year ended December 31, 1996
  Allowance for doubtful accounts    $92,000     $142,000                     $ (1,000)        $233,000

Year ended December 31, 1995
  Allowance for doubtful accounts    $61,000     $269,000     $(214,000)      $(24,000)        $ 92,000

Year ended December 31, 1994
  Allowance for doubtful accounts    $ 6,000     $ 61,000                     $ (6,000)        $ 61,000



(1) These amounts relate to changes in the translation rate of the Company's international subsidiary.

(2)  Collections and bad debt write-offs.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.

                                  BIOSEPRA INC.



                                  By: /s/ Jean-Marie Vogel
                                      ---------------------------
                                      Jean-Marie Vogel, President
                                      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                          Date
---------                               -----                          ----

/s/ Jean-Marie Vogel
-----------------------------------     President, Chief Executive                     )
Jean-Marie Vogel                        Officer and Director                           )
                                        (Principal Executive                           )
                                        and Financial Officer)                         )
                                                                                       )
/s/ Peter Castellanos                                                                  )
-----------------------------------     Director of Finance                            )
Peter Castellanos                       (Principal Accounting                          )
                                        Officer)                                       )
                                                                                       )
/s/ Timothy J. Barberich                                                               )
-----------------------------------     Director                                       )
Timothy J. Barberich                                                                   )
                                                                       March 28, 1997  )
                                                                                       )
/s/ William M. Cousins, Jr.                                                            )
-----------------------------------     Director                                       )
William M. Cousins, Jr.                                                                )
                                                                                       )
                                                                                       )
/s/ Alexander M. Klibanov, Ph.D.                                                       )
-----------------------------------     Director                                       )
Alexander M. Klibanov, Ph.D.                                                           )
                                                                                       )
                                                                                       )
-----------------------------------     Director                                       )
Paul A. Looney                                                                         )
                                                                                       )
                                                                                       )
-----------------------------------     Director                                       )
William E. Rich, Ph.D.                                                                 )
                                                                                       )
                                                                                       )
/s/ Riccardo Pigliucci                                                                 )
-----------------------------------     Director                                       )
Riccardo Pigliucci                                                                     )
                                                                                       )
                                                                                       )
/s/ David P. Southwell                                                                 )
-----------------------------------     Director                                       )
David P. Southwell                                                                     )


                               Exhibit Index
                               -------------

  The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.                         Description
-----------                         -----------

         3.1*     --   Certificate of Incorporation, as
                       amended, of the Company.

         3.2*     --   By-Laws of the Company.

         4*       --   Specimen Certificate for shares of
                       Common Stock, $.01 par value, of the
                       Company.

(1)     10.1*     --   1994 Stock Option Plan.

(1)     10.2*     --   1994 Director Option Plan.

        10.3*     --   Form of Technology Transfer and
                       License Agreement dated as of
                       January 1, 1994 between the Company
                       and Sepracor Inc.

        10.4*     --   Form of Corporate Services Agreement
                       dated as of January 1, 1994 between
                       the Company and Sepracor Inc.

        10.5*     --   Form of Cross License Agreement dated
                       as of January 1, 1994, between the
                       Company and HemaSure Inc.

        10.6*     --   Service Contract dated June 28, 1991
                       between IBF and Rhne-Poulenc Rorer
                       Principes Actifs (translated from
                       French).

        10.7*     --   Contract for Supply of Spherosil
                       Media dated May 22, 1991 between IBF
                       and Pasteur Mrieux Srums et Vaccins
                       (translated from French).

        10.8*     --   Agreement for the Purchase and Supply
                       of Silica Media dated June 27, 1991
                       between IBF and Societe Franaise des
                       Produits pour Catalyse, S.A.



                       (translated from French).

        10.9**    --   Sale of Shares Contract by and among
                       the stockholders of Biopass, S.A.
                       listed therein and BioSepra S.A.
                       (includes original document in French,
                       together with English language
                       translation).

        10.10***+ --   Distribution Agreement dated March 14,
                       1995 between the Company and Beckman
                       Instruments, Inc.

        10.11     --   Amended and Restated Revolving Credit and Security
                       Agreement by and between Fleet National Bank
                       and the Company dated as of December 31, 1996.

        10.12***  --   Intellectual Property Security
                       Agreement by and between Fleet Bank of
                       Massachusetts, N.A. and the Company
                       dated December 28, 1994.

        10.13***  --   Sub-Sublease dated December 12, 1995 by and
                       between Sepracor Inc. and the Company.

        10.14***  --   Sublease dated January 1, 1996 by and between
                       Sepracor Inc. and the Company.

        10.15***  --   Promissory Note dated January 1, 1996 made in
                       favor of Sepracor Inc. by the Company.

        10.16     --   Confirmation of and Amendment to Intellectual
                       Property Security Agreement by and between
                       Fleet National Bank and the Company dated
                       as of December 31, 1996.

        11        --   Statement regarding computation of
                       earnings per share.

        13        --   1996 Annual Report to Stockholders
                       (which shall be deemed filed only
                       with respect to those portions specifically
                       incorporated by reference herein).

        21        --   Subsidiaries of the Company.



        23.1      --   Consent of Coopers & Lybrand L.L.P.

        23.2      --   Consent of Arthur Andersen LLP

        27        --   Financial Data Schedule

--------------------

(1) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-75212).

** Incorporated herein by reference to the Company's 8-K filed on September 30, 1994.

*** Incorporated herein by reference to the Company's 10-K for the year ended December 31, 1994.

+    Confidential treatment requested as to certain portions.