Form 10-Q
period 1997-03-31
BIOSEPRA INC
filed 1997-05-13
CIK 919015

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934




For the quarterly period ended: MARCH 31, 1997

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number   0-23678

                                  BIOSEPRA INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                    04-3216867
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

                            YES   X           NO
                                 ---              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                        8,415,936
--------------------------------------               ---------------------------
                Class                                Outstanding at May 13, 1997

                                  BioSepra Inc.

                                      INDEX
                                      -----


                                                                      Page
                                                                      ----
PART I  -  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Condensed Balance Sheets as of
         March 31, 1997 and December 31, 1996                           3

         Consolidated Condensed Statements of Operations
         for the Three Month Periods Ended March 31, 1997
         and 1996                                                       4

         Consolidated Condensed Statements of Cash Flows
         for the Three Month Periods Ended March 31, 1997
         and 1996                                                       5

         Notes to Consolidated Financial Statements                     6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9



PART II  -  OTHER INFORMATION                                          13



SIGNATURES                                                             15

                                  BioSepra Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(In thousands)
                                                     March 31,    December 31,
                                     ASSETS            1997          1996
                                                       ----          ----

Current assets:
   Cash and cash equivalents                         $ 4,238       $ 4,142
   Marketable securities                                --             360
   Restricted cash                                       154           167
   Accounts receivable                                 3,212         3,030
   Inventories (Note 2)                                3,084         3,481
   Prepaid and other current assets                      146            54
                                                     -------       -------

       Total current assets                           10,834        11,234

Property and equipment, net (Note 3)                   2,174         2,168

Goodwill, net                                          9,094         9,254
Other assets                                             524           513
                                                     -------       -------

       Total assets                                  $22,626       $23,169
                                                     =======       =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, current portion of long-term debt
     and capital lease obligations                   $   774       $   497
   Accounts payable                                    1,168         1,365
   Related parties payable (Note 4)                      240           157
   Accrued expenses                                    1,969         1,921
   Deferred contract revenue (Note 8)                  3,600         3,646
                                                     -------       -------

       Total current liabilities                       7,751         7,586

Long-term debt and capital lease obligations,
   net of current portion                              1,100         1,141
                                                     -------       -------

       Total liabilities                               8,851         8,727

Stockholders' equity:
   Common stock                                           84            84
   Additional paid-in capital                         40,485        40,485
   Unearned compensation                                (282)         (322)
   Accumulated deficit                               (26,387)      (25,918)
   Cumulative translation adjustment                    (125)          113
                                                     -------       -------

      Total stockholders' equity                      13,775        14,442
                                                     -------       -------

      Total liabilities and stockholders' equity     $22,626       $23,169
                                                     =======       =======

                   The accompanying notes are an integral part
                          of the financial statements.

                                  BioSepra Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)
                                                      Three - month periods
                                                          ended March 31,
                                                       1997           1996
                                                       ----           ----

Revenue from product sales                           $ 3,388       $ 2,806

Costs and expenses:

    Cost of products sold                              1,932         1,183
    Selling, general and administrative                1,256         1,843
    Research and development                             558           596
    Amortization expense                                 232           319
                                                     -------       -------

         Total costs and expenses                      3,978         3,941
                                                     -------       -------


Loss from operations                                    (590)       (1,135)

Other income (expense), net                              121           (58)
                                                     -------       -------


Net loss                                             $  (469)      $(1,193)
                                                     =======       =======



Net loss per share                                   $ (0.06)      $ (0.17)



Weighted average number of common and
  common equivalent shares outstanding                 8,416         7,022


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  BioSepra Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)
                                                      Three - month periods
                                                          ended March 31,
                                                       1997           1996
                                                       ----           ----
 Cash flows from operating activities:
      Net loss                                       $  (469)      $(1,193)
      Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                      408           517
      Provision for doubtful accounts                    (98)          107
      Loss on disposition of long-term assets              5            10
      Changes in operating assets and liabilities:
            Accounts receivable                         (191)         (514)
            Inventories                                  207           (18)
            Prepaid and other current assets             (92)         (289)
            Accounts payable                            (110)          139
            Related parties payable                       83            82
            Accrued expenses                             104           100
            Accrued expenses relating to acquisition      --            (3)
            Accrued restructuring                         --          (126)
            Deferred revenue                             (43)        1,034
                                                     -------       -------

      Net cash used in operating activities             (196)         (154)

Cash flows from investing activities:
      Additions to property and equipment               (137)         (331)
      Proceeds from sales of equipment                    --            69
      Decrease in marketable securities                  360            --
      Increase in other assets                           (43)          (18)
                                                     -------       -------

      Net cash provided by (used in) investing
      activities                                         180          (280)

Cash flows from financing activities:
      Proceeds from loans by parent company               --         3,810
      Proceeds from issuance of common stock              --             5
      Net borrowings under line of credit agreements     264           199
      Long-term borrowings                                47            --
      Repayment of long-term borrowings                 (114)         (104)
                                                     -------       -------

      Net cash provided by financing activities          197         3,910

Effect of exchange rate changes on cash
and cash equivalents                                     (85)           21
                                                     -------       -------

Net increase in cash and cash equivalents                 96         3,497

Cash and cash equivalents at beginning of period       4,142         2,079
                                                     -------       -------

Cash and cash equivalents at end of period           $ 4,238       $ 5,576
                                                     =======       =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  BioSepra Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with BioSepra Inc.'s (the "Company") annual audited financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the periods ended March 31, 1997 and 1996.

         The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

2.       Inventories

         Inventories consist of the following:

                                            March 31,        December 31,
                                             1997               1996
                                           ----------        -----------

             Raw materials                   $1,001            $1,155
             Work in progress                   183               310
             Finished goods                   1,900             2,016
                                             ------            ------

                                             $3,084            $3,481
                                             ======            ======

3.       Property and Equipment

         Property and equipment consists of the following:

                                           March 31,        December 31,
                                             1997               1996
                                           ----------        -----------

             Property and equipment          $4,760            $4,874
             Less accumulated depreciation
                and amortization             (2,672)           (2,752)
                                             ------            ------
                                              2,088             2,122
             Construction in progress            86                46
                                             ------            ------

                                             $2,174            $2,168
                                             ======            ======


4.       Related party transactions

         The payable to related party represents amounts due for certain services and facilities provided by Sepracor Inc. ("Sepracor"), the Company's majority stockholder.

         In March 1996, the Company entered into a $5,500,000 Convertible Subordinated Note (the Note) with Sepracor. Principal and interest were due and payable on March 29, 2000. The Note bore interest per annum at Sepracor's borrowing rate less 1/2%. On June 10, 1996, Sepracor exercised its option to convert the outstanding principal and interest on the Note into shares of common stock. The Note was converted into one share of common stock for every $4.05 of principal and interest outstanding resulting in 1,369,788 shares of common stock issued to Sepracor. Sepracor currently owns approximately 64% of the outstanding common stock of the Company, including the effects of this transaction.

         In January 1996, the Company entered into a promissory note for $350,000 with Sepracor. This amount is payable to Sepracor over sixty monthly installments and does not bear interest. The Company utilized the funds for leasehold improvements to the Company's facilities. As of March 31, 1997, $307,000 was outstanding under the promissory note.

5.       Net Loss Per Share

         The net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

6.       Statements of Cash Flows

         Cash payments for interest for the three months ended March 31,1997 and 1996 were $12,000 and $80,000, respectively.

7.       Litigation

         The Company and Sepracor are defendants in three lawsuits brought by PerSeptive Biosystems, Inc., a competitor of the Company, in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive alleged that the Company's and Sepracor's manufacture and sale of HyperD(R) chromatography media infringe four of PerSeptive's United States patents. PerSeptive sought unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive alleged that certain statements made by the Company and Sepracor with respect to the performance of HyperD media, performance of PerSeptive's POROS(R) media, and the internal structures of POROS and HyperD media, including statements made in the Company's Prospectus dated March 24, 1994, constitute false advertising. PerSeptive also asserts that two additional perfusion chromatography patents have been issued. The new perfusion chromatography patents contains claims similar to the other patents the Company and Sepracor are alleged to have infringed.

         The Company has received an opinion of its patent counsel, Pennie & Edmonds, to the effect that a properly informed court should conclude the manufacture, use and/or sale by the Company or its customers of the present HyperD products do not infringe any valid claims of the three United States patents relating to "perfusion chromatography" which PerSeptive has asserted against the Company and Sepracor. PerSeptive also alleges that another United States patent which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. The Company and Sepracor have asserted a counterclaim charging PerSeptive with unfair competition.

         On January 9, 1996, the United States District Court for the District of Massachusetts in part granted Sepracor and the Company's request of summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the three "perfusion" patents were inventors of the alleged inventions claimed in those patents. In the January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. On March 12, 1996, the Court scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moves to correct inventorship, for April 29, 1996 (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The Court denied PerSeptive's motion to vacate and scheduled a hearing on PerSeptive's motion to correct the patents which was completed in August 1996.

         On April 3, 1997, the Court ruled that PerSeptive's patents could not be corrected, and ordered entry of judgment in favor of the defendants. As a result, PerSeptive's claims that the Company and Sepracor have infringed the three perfusion patents which are the subject of the litigation will be dismissed. PerSeptive has stated that it will appeal this decision to the United States Court of Appeals for the Federal Circuit. The remaining claims have not been decided.

         Sepracor and the Company requested that the Court decide certain issues related to its April 3, 1997 decision. If the Court were to decide those questions in the Company's favor, the decision would provide a separate reason for dismissing PerSeptive's pending claims. If the Court were to refuse to decide the related questions, or decide them against the Company, the dismissal of the claims brought by PerSeptive against the Company and mandated by the Court's April 3, 1997 decision would not be affected. The Company believes these related issues should be evaluated by the Court of Appeals simultaneously.

         There can be no assurance that the Company and Sepracor will prevail in the pending litigation, and an adverse outcome in any of the patent infringement actions on any of the chromatography patents would have a materially adverse effect on the Company's future business and operations. The Company would be required to repay to Beckman part of certain payments if the Company terminates Beckman's right to use and sell HyperD media because a court finds HyperD media infringes any third party patents.

         Substantial funds have been and continue to be expended in connection with the defense of the litigation. Sepracor has agreed to control the defense of the litigation, and Sepracor and the Company share equally in expenses, net of insurance payments. In addition, in the event of any settlement or judgment adverse to the Company, Sepracor has agreed to indemnify the Company from and against any damages that the Company is required to pay with respect to its manufacture, use or sale of HyperD media products occurring prior to March 24, 1994.

8.       Distribution Agreement

         On March 14, 1995, the Company and Beckman Instruments, Inc. ("Beckman") entered into a joint distribution and development agreement. The agreement was extended in July 1996, allowing Beckman to market on a worldwide exclusive basis certain HyperD chromatographic columns, the ProSys workstation for 18 months and provides for the development (in accordance with certain milestones) and manufacture by the Company of chromatographic systems for Beckman.

         Under the agreement, Beckman has made payments totaling $4,900,000. The Company may be required to return to Beckman part of such payments made by Beckman under the agreement if the Company fails to meet such milestones or if the Company terminates Beckman's right to use and sell licensed products, including HyperD media, if a court finds that any such licensed products infringe any third party patents.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    Overview

BioSepra Inc. and subsidiaries ( the "Company") develops, manufactures and sells chromatographic media and systems for use by biopharmaceutical companies in the purification and production of biopharmaceuticals. The Company's products enable pharmaceutical companies to reduce the time and cost required to develop and manufacture biopharmaceuticals. The Company's media products are currently used by pharmaceutical companies in the production of several commercial biopharmaceuticals, including interferons, human growth hormone, special enzymes and vaccines.

    Three months ended March 31, 1997 and 1996

Revenue increased to $3,388,000 for the three months ended March 31, 1997 from $2,806,000 for the same period in 1996. The increase in revenue is attributed to increased sales of the Company's HyperD(R) chromatography media and workstation product lines.

Cost of products sold as a percentage of product sales increased to 57% for the three months ended March 31, 1997 compared to 42% for the same period in 1996. The increase in cost of products sold as a percentage of product sales is primarily due to the transition of resources from product development phase to production support associated with the commercialization of new media and instrument products. Management expects fluctuations in costs as a percentage of product sales due to product mix changes and fluctuations in production-scale customer order patterns from period to period.

Selling, general and administrative expenses decreased to $1,256,000 for the three months ended March 31, 1997 from $1,843,000 for the three months ended March 31, 1996. The decrease in expenditures is related to the reduction in bad debt expense due to collection of past due receivables, the reduction in overall personnel costs and the transition of resources to direct product support of new media and instrument products.

Research and development expenses decreased to $558,000 for the first quarter of 1997 from $596,000 in the first quarter of 1996. This decrease is attributed to the transition of resources from development to production and commercialization support of new media and instrument products. The decrease is offset by new product development expenses incurred.

Amortization expenses decreased to $232,000 for the first quarter of 1997 from $319,000 in the first quarter of 1996. The decrease in amortization expense is primarily attributed to the write-off , in the fourth quarter of 1996, of the remaining unamortized portion of certain technology retained from the sale of Biopass S.A. The decrease in amortization expense is also attributed to a reduction, due to employee termination, in the amount of amortization associated with deferred compensation.

Other income, net, increased to $121,000 for the three months ended March 31, 1997 as compared to other expense, net of $58,000 for the comparable period in 1996. This increase is attributed to the net effect of foreign currency gains and losses due to changes in the value of the U.S. dollar and, to a lesser extent, decreased levels of borrowings and changes in the interest rates charged on such borrowings.

The Company's net loss decreased to $469,000 for the three months ended March 31, 1997 compared to $1,193,000 for the three months ended March 31, 1996. The decrease is attributed to increased product sales and reduced operating expenses as described above.

    Litigation

The Company and Sepracor are defendants in three lawsuits brought by PerSeptive Biosystems, Inc., a competitor of the Company, in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive alleged that the Company's and Sepracor's manufacture and sale of HyperD chromatography media infringe four of PerSeptive's United States patents. PerSeptive sought unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive alleged that certain statements made by the Company and Sepracor with respect to the performance of HyperD media, performance of PerSeptive's POROS(R) media, and the internal structures of POROS and HyperD media, including statements made in the Company's Prospectus dated March 24, 1994, constitute false advertising. PerSeptive also asserts that two additional perfusion chromatography patents have been issued. The new perfusion chromatography patents contains claims similar to the other patents the Company and Sepracor are alleged to have infringed.

The Company has received an opinion of its patent counsel, Pennie & Edmonds, to the effect that a properly informed court should conclude the manufacture, use and/or sale by the Company or its customers of the present HyperD products do not infringe any valid claims of the three United States patents relating to "perfusion chromatography" which PerSeptive has asserted against the Company and Sepracor. PerSeptive also alleges that another United States patent which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. The Company and Sepracor have asserted a counterclaim charging PerSeptive with unfair competition.

On January 9, 1996, the United States District Court for the District of Massachusetts in part granted Sepracor and the Company's request of summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the three "perfusion" patents were inventors of the alleged inventions claimed in those patents. In the January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. On March 12, 1996, the Court scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moves to correct inventorship, for April 29, 1996 (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The Court denied PerSeptive's motion to vacate and scheduled a hearing on PerSeptive's motion to correct the patents which was completed in August 1996.

On April 3, 1997, the Court ruled that PerSeptive's patents could not be corrected, and ordered entry of judgment in favor of the defendants. As a result, PerSeptive's claims that the Company and Sepracor have infringed the three perfusion patents which are the subject of the litigation will be dismissed. PerSeptive has stated that it will appeal this decision to the United States Court of Appeals for the Federal Circuit. The remaining claims have not been decided.

Sepracor and the Company requested that the Court decide certain issues related to its April 3, 1997 decision. If the Court were to decide those questions in the Company's favor, the decision would provide a separate reason for dismissing PerSeptive's pending claims. If the Court were to refuse to decide the related questions, or decide them against the Company, the dismissal of the claims brought by PerSeptive against the Company and mandated by the Court's April 3, 1997 decision would not be affected. The Company believes these related issues should be evaluated by the Court of Appeals simultaneously.

There can be no assurance that the Company and Sepracor will prevail in the pending litigation, and an adverse outcome in any of the patent infringement actions on any of the chromatography patents would have a materially adverse effect on the Company's future business and operations. The Company would be required to repay to Beckman part of certain payments if the Company terminates Beckman's right to use and sell HyperD media because a court finds HyperD media infringes any third party patents.

Substantial funds have been and continue to be expended in connection with the defense of the litigation. Sepracor has agreed to control the defense of the litigation, and Sepracor and the Company share equally in expenses, net of insurance payments. In addition, in the event of any settlement or judgment adverse to the Company, Sepracor has agreed to indemnify the Company from and against any damages that the Company is required to pay with respect to its manufacture, use or sale of HyperD media products occurring prior to March 24, 1994.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily from net proceeds provided from the Company's initial public offering, funds provided by Sepracor and equipment financing leases. As of March 31, 1997, the Company had $4,238,000 of cash and cash equivalents and $3,083,000 of working capital. Cash and cash equivalents for the quarter ended March 31, 1997 increased by $96,000. The Company utilized cash for operations of $196,000 primarily to fund its operating loss. The Company generated cash from investing activities of $180,000 primarily due to the maturity of a bond, partially offset by the purchase of property and equipment of $137,000. The Company generated cash from financing activities of $197,000 primarily due to additional borrowings under one of the Company's line of credit agreements.

In March 1996, the Company entered into a $5,500,000 Convertible Subordinated Note (the Note) with Sepracor. Principal and interest were due and payable on March 29, 2000. The Note bore interest per annum at Sepracor's borrowing rate less 1/2%. On June 10, 1996, Sepracor exercised its option to convert the outstanding principal and interest on the Note into shares of common stock. The Note was converted into one share of common stock for every $4.05 of principal and interest outstanding resulting in 1,369,788 shares of common stock issued to Sepracor. Sepracor currently owns approximately 64% of the outstanding common stock of the Company, including the effects of this transaction.

As of March 31, 1997, there was $1,134,000 outstanding under two available credit facilities with a French commercial bank which are currently guaranteed by Sepracor. In addition, Sepracor guarantees certain capital lease obligations of the Company. The outstanding balance of the capital lease obligation guaranteed by Sepracor was $215,000 as of March 31, 1997.

Based upon the Company's current operating plan, the Company believes that its current cash balance is sufficient to fund the Company's operations into early 1998. The Company's cash requirements may vary materially from those now planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments, the introduction of competitive products and acquisitions.


FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the ability of the Company to obtain additional financing within the next twelve months, the success of the Company's HyperD media and the ProSys workstation, and information with respect to the Company's other plans and strategy for its business, including its plans to introduce products for use in producing monoclonal antibody-based drugs, consist of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In addition, based upon the Company's current operating plan, the Company believes that its current cash balance is sufficient to fund the Company's operations into early 1998. The Company's cash requirements may vary materially from those now planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments, the introduction of competitive products and acquisitions. Accordingly, the Company may be required to raise additional financing within the next twelve months, and there can be no assurance that such financing will be available on favorable terms, if at all.

Because of the foregoing factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may continue to fluctuate from period to period in the future.

                                    PART II.
                                OTHER INFORMATION

Item 1.  Legal proceedings

          The Company and Sepracor are defendants in three lawsuits brought by PerSeptive Biosystems, Inc., a competitor of the Company, in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive alleged that the Company's and Sepracor's manufacture and sale of HyperD(R) chromatography media infringe four of PerSeptive's United States patents. PerSeptive sought unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive alleged that certain statements made by the Company and Sepracor with respect to the performance of HyperD media, performance of PerSeptive's POROS(R) media, and the internal structures of POROS and HyperD media, including statements made in the Company's Prospectus dated March 24, 1994, constitute false advertising. PerSeptive also asserts that two additional perfusion chromatography patents have been issued. The new perfusion chromatography patents contains claims similar to the other patents the Company and Sepracor are alleged to have infringed.

          The Company has received an opinion of its patent counsel, Pennie & Edmonds, to the effect that a properly informed court should conclude the manufacture, use and/or sale by the Company or its customers of the present HyperD products do not infringe any valid claims of the three United States patents relating to "perfusion chromatography" which PerSeptive has asserted against the Company and Sepracor. PerSeptive also alleges that another United States patent which relates to the chemistry of certain coatings applied during the manufacture of HyperD (the "coatings patent"), is infringed by the manufacture, sale or use of HyperD. The Company and Sepracor have asserted a counterclaim charging PerSeptive with unfair competition.

          On January 9, 1996, the United States District Court for the District of Massachusetts in part granted Sepracor and the Company's request of summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography" (the "January 9 Order"). The Court ruled that persons in addition to those named in the three "perfusion" patents were inventors of the alleged inventions claimed in those patents. In the January 9 Order, the Court ruled that PerSeptive's claims related to the three "perfusion" patents would be dismissed on January 19, 1996, if PerSeptive had not requested correction of inventorship by that date. On March 12, 1996, the Court scheduled a hearing on deceptive intent on the part of PerSeptive, if PerSeptive moves to correct inventorship, for April 29, 1996 (the "March 12 Order"). The Court required PerSeptive to make any motion to correct by March 31, 1996. In response, PerSeptive requested that the Court vacate its January 9 and March 12 Orders, or in the alternative, correct the patents in such a way that the presently unnamed inventors obtained no rights to license the patents. The Court denied PerSeptive's motion to vacate and scheduled a hearing on PerSeptive's motion to correct the patents which was completed in August 1996.

          On April 3, 1997, the Court ruled that PerSeptive's patents could not be corrected, and ordered entry of judgment in favor of the defendants. As a result, PerSeptive's claims that the Company and Sepracor have infringed the three perfusion patents which are the subject of the litigation will be dismissed. PerSeptive has stated that it will appeal this decision to the United States Court of Appeals for the Federal Circuit. The remaining claims have not been decided.

          Sepracor and the Company requested that the Court decide certain issues related to its April 3, 1997 decision. If the Court were to decide those questions in the Company's favor, the decision would provide a separate reason for dismissing PerSeptive's pending claims. If the Court were to refuse to decide the related questions, or decide them against the Company, the dismissal of the claims brought by PerSeptive against the Company and mandated by the Court's April 3, 1997 decision would not be affected. The Company believes these related issues should be evaluated by the Court of Appeals simultaneously.

          There can be no assurance that the Company and Sepracor will prevail in the pending litigation, and an adverse outcome in any of the patent infringement actions on any of the chromatography patents would have a materially adverse effect on the Company's future business and operations. The Company would be required to repay to Beckman part of certain payments if the Company terminates Beckman's right to use and sell HyperD media because a court finds HyperD media infringes any third party patents.

          Substantial funds have been and continue to be expended in connection with the defense of the litigation. Sepracor has agreed to control the defense of the litigation, and Sepracor and the Company share equally in expenses, net of insurance payments. In addition, in the event of any settlement or judgment adverse to the Company, Sepracor has agreed to indemnify the Company from and against any damages that the Company is required to pay with respect to its manufacture, use or sale of HyperD media products occurring prior to March 24, 1994.


Items 2 - 5. None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

                  27.1  Financial Data Schedule

          b)  Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    BIOSEPRA INC.


Date:       May 13, 1997
                                              /s/   Jean-Marie Vogel
                                        ------------------------------------
                                                  Jean-Marie Vogel
                                             President, Chief Executive
                                                Officer and Director
                                     (Principal Executive and Financial Officer)





Date:       May 13, 1997
                                             /s/   Peter M. Castellanos
                                        -----------------------------------
                                                Peter M. Castellanos
                                        Director, Finance and Administration
                                             (Chief Accounting Officer)