Form 10-Q
period 1997-06-30
BIOSEPRA INC
filed 1997-08-08
CIK 919015

--------------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 1997
                                -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                YES   X     NO
                                    -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Common Stock, par value $.01 per share                8,426,127

 --------------------------------------      -----------------------------

                  Class                      Outstanding at August 8, 1997

                                  BioSepra Inc.

                                      INDEX
                                      -----


                                                                           PAGE
                                                                           ----

PART I  -  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Condensed Balance Sheets as of
         June 30, 1997 and December 31, 1996                                 3

         Consolidated Condensed Statements of Operations for the
         Three and Six Month Periods Ended June 30, 1997
         and 1996                                                            4

         Consolidated Condensed Statements of Cash Flows for the
         Periods Ended June 30, 1997 and 1996                                5

         Notes to Consolidated Condensed Financial Statements                6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9



PART II  -  OTHER INFORMATION                                               13



SIGNATURES                                                                  15

                                  BioSepra Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


(In thousands)
                                                           June 30,       December 31,
                     ASSETS                                  1997            1996
                                                           --------       -----------
Current assets:
   Cash and cash equivalents                               $  3,687        $  4,142
   Marketable securities                                         --             360
   Restricted cash                                              148             167
   Accounts receivable                                        1,954           3,030
   Inventories (Note 2)                                       3,271           3,481
   Prepaid and other current assets                             115              54
                                                           --------        --------

       Total current assets                                   9,175          11,234

Property and equipment, net (Note 3)                          1,985           2,168

Goodwill, net                                                 8,935           9,254
Other assets                                                    520             513
                                                           --------        --------

       Total assets                                        $ 20,615        $ 23,169
                                                           ========        ========



         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, current portion of long-term debt
     and capital lease obligations                         $    563        $    497
   Accounts payable                                             972           1,365
   Related party payable (Note 4)                               242             157
   Accrued expenses                                           1,785           1,921
   Deferred contract revenue (Note 8)                         3,023           3,646
                                                           --------        --------

       Total current liabilities                              6,585           7,586

Long-term debt and capital lease obligations, net of
current portion                                                 950           1,141
                                                           --------        --------

       Total liabilities                                      7,535           8,727

Stockholders' equity:
   Common stock                                                  84              84
   Additional paid-in capital                                40,507          40,485
   Unearned compensation                                       (242)           (322)
   Accumulated deficit                                      (27,016)        (25,918)
   Cumulative translation adjustment                           (253)            113
                                                           --------        --------

      Total stockholders' equity                             13,080          14,442
                                                           --------        --------

      Total liabilities and stockholders' equity           $ 20,615        $ 23,169
                                                           ========        ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  BioSepra Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(In thousands, except per share data)
                                                Three-month periods          Six-month periods
                                                  ended June 30,               ended June 30,
                                               --------------------        ----------------------
                                                1997          1996          1997           1996
                                               ------        ------        -------        -------
Revenue:

Product sales                                  $1,606        $3,676        $ 4,994        $ 6,482
License fees                                      600           600            600            600
Research and development                          128            --            128             --
                                               ------        ------        -------        -------

        Total revenue                           2,334         4,276          5,722          7,082


Costs and expenses:

Cost of products sold                             994         1,785          2,926          2,968
Selling, general and administrative             1,295         1,389          2,551          3,231
Research and development                          474           646          1,032          1,243
Amortization expense                              232           319            464            638
                                               ------        ------        -------        -------

         Total costs and expenses               2,995         4,139          6,973          8,080
                                               ------        ------        -------        -------


Income (loss) from operations                    (661)          137         (1,251)          (998)

Other income (expenses), net                       32           (84)           153           (142)
                                               ------        ------        -------        -------


Net income (loss)                              $ (629)       $   53        $(1,098)       $(1,140)
                                               ======        ======        =======        =======



Net income (loss) per share                    $(0.07)       $ 0.01        $ (0.13)       $ (0.16)



Weighted average number of common
and common equivalent shares outstanding        8,419         7,479          8,418          7,251












                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  BioSepra Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



(In thousands)
                                                                          Six- month periods
                                                                             ended June 30,
                                                                         ----------------------
                                                                          1997            1996
                                                                         -------        -------
Cash flows from operating activities:
   Net loss                                                              $(1,098)       $(1,140)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                           817            975
     Provision for doubtful accounts                                          93            142
     Loss on disposition of long-term assets                                   5             10
     Changes in operating assets and liabilities:
       Accounts receivable                                                   834            (55)
       Inventories                                                           (70)           (26)
       Prepaid and other current assets                                      (61)          (424)
       Accounts payable                                                     (266)           390
       Related party payable                                                  84           (444)
       Accrued expenses                                                      (41)           116
       Accrued expenses relating to acquisition                               --             (3)
       Accrued restructuring                                                 (13)          (204)
       Deferred revenue                                                     (618)           463
                                                                         -------        -------

   Net cash used in operating activities                                    (334)          (200)
                                                                         -------        -------

Cash flows from investing activities:
   Additions to property and equipment                                      (164)          (583)
   Proceeds from sales of equipment                                           --             90
   Decrease in marketable securities                                         360             --
   Increase in other assets                                                  (71)           (45)
                                                                         -------        -------

   Net cash provided by (used in) investing activities                       125           (538)
                                                                         -------        -------


Cash flows from financing activities:
   Proceeds from issuance of common stock to parent                           --          5,548
   Proceeds from issuance of common stock to minority stockholders            22             35
   Borrowings(repayments) under line of credit agreements                     64         (2,255)
   Long-term borrowings                                                       47            350
   Repayment of long-term borrowings                                        (238)          (230)
                                                                         -------        -------

   Net cash (used in) provided by financing activities                      (105)         3,448
                                                                         -------        -------

Effect of exchange rate changes on cash and cash equivalents                (141)            35
                                                                         -------        -------

Net (decrease) increase in cash and cash equivalents                        (455)         2,745

Cash and cash equivalents at beginning of period                           4,142          2,079
                                                                         -------        -------

Cash and cash equivalents at end of period                               $ 3,687        $ 4,824
                                                                         =======        =======



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                  BioSepra Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.    Basis of Presentation

      The accompanying consolidated financial statements of BioSepra Inc. (the "Company") are unaudited and have been prepared on a basis substantially consistent with the annual audited financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

      Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the periods ended June 30, 1997 and 1996.

      The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

2.    Inventories

      Inventories consist of the following:


                                                  June 30,        December 31,
                                                    1997              1996
                                                  -------         -----------
            Raw materials                          $1,016            $1,155
            Work in progress                          299               310
            Finished goods                          1,956             2,016
                                                   ------            ------
                                                   $3,271            $3,481
                                                   ======            ======

3.    Property and Equipment

      Property and equipment consists of the following:

                                                  June 30,        December 31,
                                                    1997              1996
                                                  -------         -----------
            Property and equipment                 $4,713            $4,874
            Less accumulated depreciation
               and amortization                    (2,728)           (2,752)
                                                   ------            ------
                                                    1,985             2,122
            Construction in progress                   --                46
                                                   ------            ------
                                                   $1,985            $2,168
                                                   ======            ======

4.    Related party transactions

      The payable to related party represents amounts due for certain services and facilities provided by Sepracor Inc. ("Sepracor"), the Company's majority stockholder.

      In March 1996, the Company entered into a $5,500,000 Convertible Subordinated Note (the Note) with Sepracor. Principal and interest were due and payable on March 29, 2000. The Note bore interest per annum at Sepracor's borrowing rate less 1/2%. On June 10, 1996, Sepracor exercised its option to convert the outstanding principal and interest on the Note into shares of common stock. The Note was converted into one share of common stock for every $4.05 of principal and interest outstanding resulting in 1,369,788 shares of common stock issued to Sepracor. Sepracor currently owns approximately 64% of the outstanding common stock of the Company, including the shares issued in connection with this transaction.

      In January 1996, the Company entered into a promissory note for $350,000 with Sepracor. This amount is payable to Sepracor over sixty monthly installments and does not bear interest. The Company utilized the funds for leasehold improvements to the Company's facilities. As of June 30, 1997, $286,000 was outstanding under the promissory note.

5.    Net Income (Loss) Per Share

      The net income (loss) per share is computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

6.    Statements of Cash Flows

      Cash payments for interest for the six months ended June 30,1997 and 1996 were $33,000 and $141,000, respectively.

7.    Litigation

      The Company and Sepracor are defendants in three lawsuits brought by PerSeptive Biosystems, Inc. ("PerSeptive"), a competitor of the Company, in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive alleged that the Company's and Sepracor's manufacture and sale of HyperD(R) chromatography media infringe four of PerSeptive's United States patents. PerSeptive sought unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive alleged that certain statements made by the Company and Sepracor with respect to the performance of HyperD media, performance of PerSeptive's POROS(R) media, and the internal structures of POROS and HyperD media, including statements made in the Company's Prospectus dated March 24, 1994, constitute false advertising. Two additional perfusion chromatography patents have been issued to PerSeptive. These new perfusion chromatography patents, which have not yet been asserted against the Company or Sepracor in the litigation, contain claims similar to the other patents the Company and Sepracor are alleged to have infringed.

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

      In January 1996, the United States District Court for the District of Massachusetts in part granted Sepracor and the Company's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography". The Court ruled that the named inventors in the three "perfusion" patents were not all of the inventors of the alleged inventions claimed in those patents. PerSeptive moved to correct the inventorship of the patents to include the unnamed inventors. The Court ruled in April 1997 that PerSeptive's patents could not be corrected because of deceptive conduct by the named inventors, and ordered entry of judgment in favor of the defendants. In response, the Company and Sepracor requested that, in addition to dismissing PerSeptive's infringement claims because the named inventor's deceptive conduct prevented the patents from being corrected, the Court should also dismiss those claims on the grounds that the patents were obtained as a result of inequitable conduct. In that event, two theories would have been presented to the Appeals Court upon appeal by PerSeptive.

      Before the Court ruled on the Company's and Sepracor's request for entry of judgment against PerSeptive on both theories, the United States Court of Appeal for the Federal Circuit (to which all appeals of patent cases are directed) ruled in an unrelated case that the deceptive intentions of named inventors are not relevant to the question whether a patent should be corrected, but are relevant to the question of inequitable conduct. In response to the new Appeals Court decision, the Court is likely to modify its earlier ruling that PerSeptive's patents could not be corrected because of the named inventors' deceptive intent. The Company and Sepracor will request that any modification occur simultaneously with any decision by the District Court concerning inequitable conduct. If the perfusion patents were obtained by inequitable conduct, they would be invalid and unenforceable.

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

8.    Distribution Agreement

      On March 14, 1995, the Company and Beckman Instruments, Inc. ("Beckman") entered into a joint distribution and development agreement. The agreement was extended in July 1996, allowing Beckman to market on a worldwide exclusive basis certain HyperD media and the ProSys workstation for 18 months.

      Under the agreement, Beckman has made payments totaling $4,900,000. The Company may be required to return to Beckman part of such payments made by Beckman under the agreement if the Company fails to meet such milestones or if the Company terminates Beckman's right to use and sell licensed products, including HyperD media, if a court finds that any such licensed products infringe any third party patents. The Company recognized license revenue of $600,000 for both six month periods ended June 30, 1997 and 1996 and has recorded deferred revenue of $3,000,000 and $3,600,000 as of June 30, 1997 and 1996, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Overview

BioSepra Inc. and subsidiaries ( the "Company") develops, manufactures and sells chromatographic media and systems for use by biopharmaceutical companies in the purification and production of biopharmaceuticals. The Company's products enable pharmaceutical companies to reduce the time and cost required to develop and manufacture biopharmaceuticals. The Company supplies its process chromatography media and other proprietary product to drug manufactures for use in the commercial production of a wide range of biopharmaceuticals. Among these are interferons, insulin, human growth hormone, special enzymes and vaccines.

   Three and six months ended June 30, 1997 and 1996

Revenue decreased to $2,334,000 for the three months ended June 30, 1997 from $4,276,000 for the same period in 1996. Revenue for the six months ended June 30, 1997 decreased to $5,722,000 compared to $7,082,000 for the same period in 1996. The decrease in revenue is attributed to fluctuations in the timing of large production-scale media orders and to the absence of stocking orders from a major distributor of the Company's research instruments.

Cost of products sold as a percentage of product sales increased to 62% for the three months ended June 30, 1997 compared to 49% for the same period in 1996. For the six months ended June 30, 1997 and 1996 the cost of products sold as a percentage of product sales was 59% and 46%, respectively. The increase in cost as a percentage of product sales is primarily due to product mix changes and fluctuations in production-scale customer order patterns. The increase in cost as a percentage of product sales is also attributed to the transition of resources from the product development phase to production support associated with the commercialization of new media and instrument products.

Selling, general and administrative expenses decreased to $1,295,000 for the three months ended June 30, 1997 from $1,389,000 for the three months ended June 30, 1996. For the first six months of 1997, selling, general and administrative expenses decreased to $2,551,000 from $3,231,000 for the comparable period in 1996. The decrease in expenditures is related to the reduction in bad debt expense due to collection of past due receivables, the reduction in overall personnel costs and the transition of resources to direct product support of new media and instrument products.

Research and development expenses decreased to $474,000 for the second quarter of 1997 from $646,000 in the second quarter of 1996. For the first six months of 1997, research and development expenses decreased to $1,032,000 from $1,243,000 for the comparable period in 1996. This decrease is attributed to the transition of resources from development to production and commercialization support of new media and instrument products. The decrease is offset by additional media product development expenses incurred in the first six months of 1997.

Amortization expenses decreased to $232,000 for the second quarter of 1997 from $319,000 in the second quarter of 1996. For the first six months of 1997, amortization expense decreased to $464,000 from $638,000 for the comparable period in 1996. The decrease in amortization expense is primarily attributed to the write-off, in the fourth quarter of 1996, of the remaining unamortized portion of certain technology retained from the sale of Biopass S.A. The decrease in amortization expense is also attributed to a reduction, due to employee termination, in the amount of amortization associated with deferred compensation.

Other income, net, increased to $32,000 for the three months ended June 30, 1997 as compared to other expense, net of $84,000 for the comparable period in 1996. Other income, net increased to $153,000 for the six months ended June 30, 1997 as compared to other expense, net of $142,000 for the comparable period in 1996 This increase is attributed to the net effect of foreign currency gains and losses due to changes in the value of the U.S. dollar and, to a lesser extent, decreased levels of borrowings and changes in the interest rates charged on such borrowings.

The Company's net loss increased to $629,000 for the three months ended June 30, 1997 compared to net income of $53,000 for the three months ended June 30, 1996. For the first six months of 1997, the Company's net loss decreased to $1,098,000 from $1,140,000 for the comparable period in 1996. The decrease is attributed to reduced operating expenses offset by reduced revenue as described above.

   Litigation

The Company and Sepracor are defendants in three lawsuits brought by PerSeptive Biosystems, Inc. ("PerSeptive"), a competitor of the Company, in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive alleged that the Company's and Sepracor's manufacture and sale of HyperD(R) chromatography media infringe four of PerSeptive's United States patents. PerSeptive sought unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive alleged that certain statements made by the Company and Sepracor with respect to the performance of HyperD media, performance of PerSeptive's POROS(R) media, and the internal structures of POROS and HyperD media, including statements made in the Company's Prospectus dated March 24, 1994, constitute false advertising. Two additional perfusion chromatography patents have been issued to PerSeptive. These new perfusion chromatography patents, which have not yet been asserted against the Company or Sepracor in the litigation, contain claims similar to the other patents the Company and Sepracor are alleged to have infringed.

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

In January 1996, the United States District Court for the District of Massachusetts in part granted Sepracor and the Company's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography". The Court ruled that the named inventors in the three "perfusion" patents were not all of the inventors of the alleged inventions claimed in those patents. PerSeptive moved to correct the inventorship of the patents to include the unnamed inventors. The Court ruled in April 1997 that PerSeptive's patents could not be corrected because of deceptive conduct by the named inventors, and ordered entry of judgment in favor of the defendants. In response, the Company and Sepracor requested that, in addition to dismissing PerSeptive's infringement claims because the named inventor's deceptive conduct prevented the patents from being corrected, the Court should also dismiss those claims on the grounds that the patents were obtained as a result of inequitable conduct. In that event, two theories would have been presented to the Appeals Court upon appeal by PerSeptive.

Before the Court ruled on the Company's and Sepracor's request for entry of judgment against PerSeptive on both theories, the United States Court of Appeal for the Federal Circuit (to which all appeals of patent cases are directed) ruled in an unrelated case that the deceptive intentions of named inventors are not relevant to the question whether a patent should be corrected, but are relevant to the question of inequitable conduct. In response to the new Appeals Court decision, the Court is likely to modify its earlier ruling that PerSeptive's patents could not be corrected because of the named inventors' deceptive intent. The Company and Sepracor will request that any modification occur simultaneously with any decision by the District Court concerning inequitable conduct. If the perfusion patents were obtained by inequitable conduct, they would be invalid and unenforceable.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily from net proceeds provided from the Company's initial public offering, funds provided by Sepracor and equipment financing leases. The Company has available a revolving credit agreement under which the Company may borrow up to $3,000,000, subject to limitation defined in the agreement. There were no borrowings outstanding under this agreement as of June 30, 1997. Sepracor is guarantor of any amounts outstanding under the agreement.

As of June 30, 1997, the Company had $3,687,000 of cash and cash equivalents and $2,590,000 of working capital. Cash and cash equivalents for the six months ended June 30, 1997 decreased by $455,000. The Company utilized cash for operations of $334,000 primarily to fund its operating loss. The Company generated cash from investing activities of $125,000 primarily due to the maturity of a bond, partially offset by the purchase of property and equipment of $164,000. The Company utilized cash from financing activities of $105,000 primarily due to repayment of borrowings.

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

As of June 30, 1997, there was $838,000 outstanding under two available credit facilities with a French commercial bank which are currently guaranteed by Sepracor. In addition, Sepracor guarantees certain capital lease obligations of the Company. The outstanding balance of the capital lease obligation guaranteed by Sepracor was $194,000 as of June 30, 1997.

Based upon the Company's current operating plan, the Company believes that its current cash balance and available credit line are sufficient to fund the Company's operations into mid 1998. The Company's cash requirements may vary materially from those now planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments, the introduction of competitive products and acquisitions.


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

In addition, based upon the Company's current operating plan, the Company believes that its current cash balance and available credit line are sufficient to fund the Company's operations into mid 1998. The Company's cash requirements may vary materially from those now planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments, the introduction of competitive products and acquisitions. Accordingly, the Company may be required to raise additional financing within the next twelve months, and there can be no assurance that such financing will be available on favorable terms, if at all.

Because of the foregoing factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may continue to fluctuate from period to period in the future.

                                    PART II.
                                OTHER INFORMATION

Item 1.     Legal proceedings

      The Company and Sepracor are defendants in three lawsuits brought by PerSeptive Biosystems, Inc. ("PerSeptive"), a competitor of the Company, in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive alleged that the Company's and Sepracor's manufacture and sale of HyperD(R) chromatography media infringe four of PerSeptive's United States patents. PerSeptive sought unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive alleged that certain statements made by the Company and Sepracor with respect to the performance of HyperD media, performance of PerSeptive's POROS(R) media, and the internal structures of POROS and HyperD media, including statements made in the Company's Prospectus dated March 24, 1994, constitute false advertising. Two additional perfusion chromatography patents have been issued to PerSeptive. These new perfusion chromatography patents, which have not yet been asserted against the Company or Sepracor in the litigation, contain claims similar to the other patents the Company and Sepracor are alleged to have infringed.

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

      In January 1996, the United States District Court for the District of Massachusetts in part granted Sepracor and the Company's request for summary judgment with respect to three of PerSeptive's patents concerning "Perfusion Chromatography". The Court ruled that the named inventors in the three "perfusion" patents were not all of the inventors of the alleged inventions claimed in those patents. PerSeptive moved to correct the inventorship of the patents to include the unnamed inventors. The Court ruled in April 1997 that PerSeptive's patents could not be corrected because of deceptive conduct by the named inventors, and ordered entry of judgment in favor of the defendants. In response, the Company and Sepracor requested that, in addition to dismissing PerSeptive's infringement claims because the named inventor's deceptive conduct prevented the patents from being corrected, the Court should also dismiss those claims on the grounds that the patents were obtained as a result of inequitable conduct. In that event, two theories would have been presented to the Appeals Court upon appeal by PerSeptive.

      Before the Court ruled on the Company's and Sepracor's request for entry of judgment against PerSeptive on both theories, the United States Court of Appeal for the Federal Circuit (to which all appeals of patent cases are directed) ruled in an unrelated case that the deceptive intentions of named inventors are not relevant to the question whether a patent should be corrected, but are relevant to the question of inequitable conduct. In response to the new Appeals Court decision, the Court is likely to modify its earlier ruling that PerSeptive's patents could not be corrected because of the named inventors' deceptive intent. The Company and Sepracor will request that any modification occur simultaneously with any decision by the District Court concerning inequitable conduct. If the perfusion patents were obtained by inequitable conduct, they would be invalid and unenforceable.

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



Items 2 - 3.      None

Item 4.     Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Stockholders held on May 14, 1997, the following proposals were adopted by the vote specified below:

                                                                                 Broker
               PROPOSAL                       FOR        AGAINST     ABSTAIN    NON-VOTES
               --------------------------------------------------------------------------

      1.  Election of Directors
           Timothy J. Barberich            8,196,887     24,900         0
           William M. Cousins, Jr          8,206,887     14,900         0
           Alexander M. Klibanov, Ph.D.    8,206,887     14,900         0
           Paul A. Looney                  8,206,887     14,900         0
           Riccardo Pigliucci              8,206,887     14,900         0
           William E. Rich, Ph.D.          8,206,887     14,900         0
           David P. Southwell              8,206,887     14,900         0
           Jean-Marie Vogel                8,196,887     24,900         0


      2.  Approve the Company's 1997
           Employee Stock Purchase Plan    6,865,930     41,800       6,100     1,307,957

      3.  Approve the Company's 1997
           Stock Incentive Plan            6,846,945     61,285       5,600     1,307,957


Item 5.  None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
      a)  Exhibits
            10.1  1997 Employee Stock Purchase Plan, of BioSepra Inc.
            10.2  1997 Stock Incentive Plan, of BioSepra Inc.
            27.1  Financial Data Schedule

      b)  Reports on Form 8-K
           None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           BIOSEPRA INC.



August 8, 1997                             /s/ Jean-Marie Vogel
                                           ------------------------------------
                                           Jean-Marie Vogel
                                           President, Chief Executive
                                           Officer and Director
                                           (Principal Executive and Financial
                                           Officer)





August 8, 1997                             /s/ Peter M. Castellanos
                                           ------------------------------------
                                           Peter M. Castellanos
                                           Director, Finance and Administration
                                           (Chief Accounting Officer)