Form 10-Q
period 1997-09-30
BIOSEPRA INC
filed 1997-11-13
CIK 919015

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

For the quarterly period ended: September 30, 1997

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

                                YES   X       NO
                                    -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                      8,427,687
--------------------------------------          --------------------------------
              Class                             Outstanding at November 13, 1997

                                  BioSepra Inc.

                                      INDEX


                                                                          Page
                                                                          ----

PART I  -  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Condensed Balance Sheets as of
         September 30, 1997 and December 31, 1996                          3

         Consolidated Condensed Statements of Operations for the
         Three and Nine Month Periods Ended September 30, 1997
         and 1996                                                          4

         Consolidated Condensed Statements of Cash Flows for the
         Nine Month Periods Ended September 30, 1997 and 1996              5

         Notes to Consolidated Condensed Financial Statements              6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9



PART II  -  OTHER INFORMATION                                             13



SIGNATURES                                                                15

                                  BioSepra Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(In thousands)

                                                                        September 30,    December 31,
                                     ASSETS                                 1997            1996
                                                                            ----            ----

Current assets:
   Cash and cash equivalents                                              $  2,482       $  4,142
   Marketable securities                                                        --            360
   Restricted cash                                                             147            167
   Accounts receivable                                                       1,877          3,030
   Inventories (Note 2)                                                      3,619          3,481
   Prepaid and other current assets                                            137             54
                                                                          --------       --------

       Total current assets                                                  8,262         11,234

Property and equipment, net (Note 3)                                         1,898          2,168

Goodwill, net                                                                8,775          9,254
Other assets                                                                   578            513
                                                                          --------       --------

       Total assets                                                       $ 19,513       $ 23,169
                                                                          ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, current portion of long-term debt
     and capital lease obligations                                        $    535       $    497
   Accounts payable                                                            896          1,365
   Related party payable (Note 4)                                              371            157
   Accrued expenses                                                          1,626          1,921
   Deferred contract revenue (Note 8)                                        3,129          3,646
                                                                          --------       --------

       Total current liabilities                                             6,557          7,586

Long-term debt and capital lease obligations, net of current portion           823          1,141
                                                                          --------       --------

       Total liabilities                                                     7,380          8,727

Stockholders' equity:
   Common stock                                                                 84             84
   Additional paid-in capital                                               40,507         40,485
   Unearned compensation                                                      (201)          (322)
   Accumulated deficit                                                     (27,984)       (25,918)
   Cumulative translation adjustment                                          (273)           113
                                                                          --------       --------

      Total stockholders' equity                                            12,133         14,442
                                                                          --------       --------

      Total liabilities and stockholders' equity                          $ 19,513       $ 23,169
                                                                          ========       ========

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                                  BioSepra Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

                                           Three - month periods         Nine - month periods
                                            ended September 30,          ended September 30,
                                            -------------------          -------------------
                                             1997          1996           1997          1996
                                             ----          ----           ----          ----

Revenue:

Product sales                               $1,523        $3,603        $ 6,517       $10,085
License fees                                    --            --            600           600
Research and development                        56            --            184            --
                                            ------        ------        -------       -------


        Total revenue                        1,579         3,603          7,301        10,685


Costs and expenses:

Cost of products sold                          811         1,733          3,737         4,701
Selling, general and administrative          1,182         1,473          3,733         4,704
Research and development                       361           510          1,393         1,753
Amortization expense                           202           328            666           966
                                            ------        ------        -------       -------

         Total costs and expenses            2,556         4,044          9,529        12,124
                                            ------        ------        -------       -------


Loss from operations                          (977)         (441)        (2,228)       (1,439)

Other income (expenses), net                     9            77            162           (65)
                                            ------        ------        -------       -------


Net loss                                    $ (968)       $ (364)       $(2,066)      $(1,504)
                                            ======        ======        =======       =======



Net loss per share                          $(0.11)       $(0.04)       $ (0.25)      $ (0.20)



Weighted average number of common and
  Common equivalent shares outstanding       8,426         8,400          8,421         7,637


                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                                  BioSepra Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                        Nine - month periods
                                                                         ended September 30,
                                                                         -------------------
                                                                         1997           1996
                                                                         ----           ----

Cash flows from operating activities:
  Net loss                                                             $(2,066)      $(1,504)
  Adjustments to reconcile net loss to net
      Cash (used in) provided by operating activities:
      Depreciation and amortization                                      1,201         1,507
      Provision for doubtful accounts                                      276           256
      Loss on disposition of long-term assets                                4            10
      Changes in operating assets and liabilities:
        Accounts receivable                                                718           379
        Inventories                                                       (439)           81
        Prepaid and other current assets                                   (82)         (409)
        Accounts payable                                                  (341)           91
        Related party payable                                              214          (592)
        Accrued expenses                                                  (198)          102
        Accrued expenses relating to acquisition                            --           (11)
        Accrued restructuring                                              (13)         (204)
        Deferred revenue                                                  (509)          569
                                                                       -------       -------

  Net cash (used in) provided by operating activities                   (1,235)          275
                                                                       -------       -------

Cash flows from investing activities:
  Additions to property and equipment                                     (282)         (696)
  Proceeds from sales of equipment                                          18            99
  Decrease in marketable securities                                        360          (360)
  Increase in other assets                                                (131)          (25)
                                                                       -------       -------

  Net cash used in investing activities                                    (35)         (982)
                                                                       -------       -------

Cash flows from financing activities:
  Proceeds from issuance of common stock to parent                          --         5,548
  Proceeds from issuance of common stock to minority stockholders           23            36
  Borrowings(repayments) under line of credit agreements                    36        (2,300)
  Long-term borrowings                                                      49           350
  Repayment of long-term borrowings                                       (358)         (367)
                                                                       -------       -------

  Net cash (used in) provided by financing activities                     (250)        3,267
                                                                       -------       -------

Effect of exchange rate changes on cash
and cash equivalents                                                      (140)            4
                                                                       -------       -------

Net (decrease) increase in cash and cash equivalents                    (1,660)        2,564

Cash and cash equivalents at beginning of period                         4,142         2,079
                                                                       -------       -------

Cash and cash equivalents at end of period                             $ 2,482       $ 4,643
                                                                       =======       =======

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                                  BioSepra Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying consolidated condensed financial statements of BioSepra Inc. (the "Company") are unaudited and have been prepared on a basis substantially consistent with the annual audited financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the periods ended September 30, 1997 and 1996.

     The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

2.   Inventories

         Inventories consist of the following:

                                  September 30,   December 31,
                                      1997            1996
                                  -------------   ------------

               Raw materials         $1,112          $1,155
               Work in progress         354             310
               Finished goods         2,153           2,016
                                     ------          ------

                                     $3,619          $3,481
                                     ======          ======



3.   Property and Equipment

     Property and equipment consists of the following:

                                               September 30,      December 31,
                                                   1997               1996
                                               -------------      ------------

               Property and equipment             $ 4,615           $ 4,874
               Less accumulated depreciation
                  and amortization                 (2,796)           (2,752)
                                                  -------           -------
                                                    1,819             2,122
               Construction in progress                79                46
                                                  -------           -------

                                                  $ 1,898           $ 2,168
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

     In January 1996, the Company entered into a promissory note for $350,000 with Sepracor. This amount is payable to Sepracor over sixty monthly installments commencing on January 1, 1996 and does not bear interest. The Company utilized the funds for leasehold improvements to the Company's facilities. As of September 30, 1997, $266,000 was outstanding under the promissory note.

5.   Net Income (Loss) Per Share

     The net income (loss) per share is computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

6.   Statements of Cash Flows

     Cash payments for interest for the nine months ended September 30,1997 and 1996 were $52,000 and $154,000, respectively.

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

     Before the Court ruled on the Company's and Sepracor's request for entry of judgment against PerSeptive on both theories, the United States Court of Appeal for the Federal Circuit (to which all appeals of patent cases are directed) ruled in an unrelated case that the deceptive intentions of named inventors are not relevant to the question whether a patent should be corrected, but are relevant to the question of inequitable conduct. In response to the new Appeals Court decision, the Court is likely to modify its earlier ruling that PerSeptive's patents could not be corrected because of the named inventors' deceptive intent. The Company and Sepracor have requested that any modification occur simultaneously with any decision by the District Court concerning inequitable conduct. If the perfusion patents were obtained by inequitable conduct, they would be invalid and unenforceable.

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

     Under the agreement, Beckman has made payments totaling $4,900,000. The Company may be required to return to Beckman part of such payments made by Beckman under the agreement if the Company fails to meet certain milestones, if the Company terminates Beckman's right to use and sell licensed products, including HyperD media, or if a court finds that any such licensed products infringe any third party patents. The Company recognized license revenue of $600,000 for each of the nine month periods ended September 30, 1997 and 1996 and has recorded deferred revenue of $3,000,000 and $3,900,000 as of September 30, 1997 and 1996, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Overview

BioSepra Inc. and subsidiaries ( the "Company") develop, manufacture and sell chromatographic media and systems for use by biopharmaceutical companies in the purification and production of biopharmaceuticals. The Company's products enable pharmaceutical companies to reduce the time and cost required to develop and manufacture biopharmaceuticals. The Company supplies its process chromatography media and other proprietary product to drug manufacturer for use in the commercial production of a wide range of biopharmaceuticals. Among these are interferons, insulin, human growth hormone, special enzymes and vaccines.

     Three and nine months ended September 30, 1997 and 1996

Revenue decreased to $1,579,000 for the three months ended September 30, 1997 from $3,603,000 for the same period in 1996. Revenue for the nine months ended September 30, 1997 decreased to $7,301,000 compared to $10,685,000 for the same period in 1996. The decrease in revenue is attributed to fluctuations in the timing of large production-scale media orders and to the absence of stocking orders from a major distributor of the Company's research instruments.

Cost of products sold as a percentage of product sales increased to 53% for the three months ended September 30, 1997 compared to 48% for the same period in 1996. For the nine months ended September 30, 1997 and 1996 the cost of products sold as a percentage of product sales was 57% and 47%, respectively. The increase in cost as a percentage of product sales is primarily due to product mix changes and fluctuations in production-scale customer order patterns. The increase in cost as a percentage of product sales is also attributed to the transition of resources from the product development phase to production support associated with the commercialization of new media and instrument products.

Selling, general and administrative expenses decreased to $1,182,000 for the three months ended September 30, 1997 from $1,473,000 for the three months ended September 30, 1996. For the first nine months of 1997, selling, general and administrative expenses decreased to $3,733,000 from $4,704,000 for the comparable period in 1996. The decrease in expenditures is related to the reduction in overall personnel costs, the transition of resources to direct product support of new media and instrument products and to a lesser extent reduced legal fees related to the lawsuit brought by PerSeptive Biosystems, Inc. ("PerSeptive").

Research and development expenses decreased to $361,000 for the second quarter of 1997 from $510,000 in the second quarter of 1996. For the first nine months of 1997, research and development expenses decreased to $1,393,000 from $1,753,000 for the comparable period in 1996. This decrease is attributed to the transition of resources from development to production and commercialization support of new media and instrument products. The decrease in 1997 is partially offset by additional media product development expenses incurred in the first nine months of 1997.

Amortization expenses decreased to $202,000 for the second quarter of 1997 from $328,000 in the second quarter of 1996. For the first nine months of 1997, amortization expense decreased to $666,000 from $966,000 for the comparable period in 1996. The decrease in amortization expense is primarily attributed to the write-off, in the fourth quarter of 1996, of the remaining unamortized portion of certain technology retained from the sale of Biopass S.A. The decrease in amortization expense is also attributed to a reduction, due to employee terminations, in the amount of amortization associated with deferred compensation.

Other income, net, decreased to $9,000 for the three months ended September 30, 1997 as compared to $77,000 for the comparable period in 1996. Other income, net increased to $162,000 for the nine months ended September 30, 1997 as compared to other expense, net of $65,000 for the comparable period in 1996. The fluctuation is attributed to the net effect of foreign currency gains and losses due to changes in the value of the U.S. dollar and, to a lesser extent, decreased levels of borrowings and changes in the interest rates charged on such borrowings.

The Company's net loss increased to $968,000 for the three months ended September 30, 1997 compared to $364,000 for the three months ended September 30, 1996. For the first nine months of 1997, the Company's net loss increased to $2,066,000 from $1,504,000 for the comparable period in 1996. The increase is attributed to the decrease in revenue due to fluctuation in the timing of large production-scale media orders and the absence of stocking orders from a major distributor of the Company's research instruments. The increase is partially offset by a reduction in expense as described above.

     Litigation

The Company and Sepracor are defendants in three lawsuits brought by PerSeptive, a competitor of the Company, in the United States District Court for the District of Massachusetts. In actions commenced in October 1993 and January 1995, PerSeptive alleged that the Company's and Sepracor's manufacture and sale of HyperD(R) chromatography media infringe four of PerSeptive's United States patents. PerSeptive sought unspecified monetary damages as well as injunctive relief. In a separate action, PerSeptive alleged that certain statements made by the Company and Sepracor with respect to the performance of HyperD media, performance of PerSeptive's POROS(R) media, and the internal structures of POROS and HyperD media, including statements made in the Company's Prospectus dated March 24, 1994, constitute false advertising. Two additional perfusion chromatography patents have been issued to PerSeptive. These new perfusion chromatography patents, which have not yet been asserted against the Company or Sepracor in the litigation, contain claims similar to the other patents the Company and Sepracor are alleged to have infringed.

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

Before the Court ruled on the Company's and Sepracor's request for entry of judgment against PerSeptive on both theories, the United States Court of Appeal for the Federal Circuit (to which all appeals of patent cases are directed) ruled in an unrelated case that the deceptive intentions of named inventors are not relevant to the question whether a patent should be corrected, but are relevant to the question of inequitable conduct. In response to the new Appeals Court decision, the Court is likely to modify its earlier ruling that PerSeptive's patents could not be corrected because of the named inventors' deceptive intent. The Company and Sepracor have requested that any modification occur simultaneously with any decision by the District Court concerning inequitable conduct. If the perfusion patents were obtained by inequitable conduct, they would be invalid and unenforceable.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily from net proceeds provided from the Company's initial public offering, funds provided by Sepracor and equipment financing leases. The Company has available a revolving credit agreement under which the Company may borrow up to $3,000,000, subject to limitations defined in the agreement. There were no borrowings outstanding under this agreement as of September 30, 1997. Sepracor is guarantor of any amounts outstanding under the agreement.

As of September 30, 1997, the Company had $2,482,000 of cash and cash equivalents and $1,705,000 of working capital. Cash and cash equivalents for the nine months ended September 30, 1997 decreased by $1,660,000 from $4,142,000 at December 31, 1996. The Company utilized cash for operations of $1,235,000 for the nine months ended September 30, 1997 primarily to fund its operating loss partially offset by changes in working capital. The Company used cash from investing activities of $35,000 primarily to patent the Company's technology and to purchase property and equipment, offset by the maturity of a bond. The Company used cash from financing activities of $250,000 primarily due to repayment of borrowings.

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

As of September 30, 1997, there was $743,000 outstanding under two available credit facilities with a French commercial bank, which are currently guaranteed by Sepracor. In addition, Sepracor guarantees certain capital lease obligations of the Company. The outstanding balance of the capital lease obligation guaranteed by Sepracor was $172,000 as of September 30, 1997.

Based upon the Company's current operating plan, the Company believes that its current cash balance and available credit lines are sufficient to fund the Company's operations into mid 1998. The Company's cash requirements may vary materially from those now planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments, the introduction of competitive products and acquisitions.


FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the ability of the Company to obtain additional financing within the next nine months, the success of the Company's HyperD media and the ProSys workstation, and information with respect to the Company's other plans and strategy for its business consist of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In addition, based upon the Company's current operating plan, the Company believes that its current cash balance and available credit line are sufficient to fund the Company's operations into mid 1998. The Company's cash requirements may vary materially from those now planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments, the introduction of competitive products and acquisitions. Accordingly, the Company may be required to raise additional funds within the next nine months, and there can be no assurance that such funds will be available on favorable terms, if at all. If such funds are not available when needed, the Company may be required to reduce certain expenditures, discontinue parts of its business and/or sell portions of its assets. Any reduction in expenditures or discontinuance of parts of its business could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Before the Court ruled on the Company's and Sepracor's request for entry of judgment against PerSeptive on both theories, the United States Court of Appeal for the Federal Circuit (to which allappeals of patent cases are directed) ruled in an unrelated case that the deceptive intentions of named inventors are not relevant to the question whether a patent should be corrected, but are relevant to the question of inequitable conduct. In response to the new Appeals Court decision, the Court is likely to modify its earlier ruling that PerSeptive's patents could not be corrected because of the named inventors' deceptive intent. The Company and Sepracor have requested that any modification occur simultaneously with any decision by the District Court concerning inequitable conduct. If the perfusion patents were obtained by inequitable conduct, they would be invalid and unenforceable.

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


Items 2 - 5.      None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)    Exhibits

                  10.1   Senior Management Retention Agreement
                  10.2   Senior Management Retention Agreement
                  27.1   Financial Data Schedule

         b)  Reports on Form 8-K
                  None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    BIOSEPRA INC.


November 13, 1997                              /s/   Jean-Marie Vogel
                                          --------------------------------------
                                                  Jean-Marie Vogel
                                             President, Chief Executive
                                                Officer and Director
                                    (Principal Executive and Financial Officer)





November 13, 1997                            /s/   Peter M. Castellanos
                                          --------------------------------------
                                                 Peter M. Castellanos
                                           Director, Finance and Administration
                                                (Chief Accounting Officer)