Form 10-K405
period 1997-12-31
BIOSEPRA INC
filed 1998-03-30
CIK 919015

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1997

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ______________

                           Commission File No. 0-23678

                                  BioSepra Inc.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                       04-3216867
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


                111 Locke Drive, Marlborough, Massachusetts 01752
  ----------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (508) 357-7500

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
  ----------------------------------------------------------------------------
                                 Title of class

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $6,793,261, based on the last reported sale price of the Common Stock on the Nasdaq Stock Market on March 13, 1998.

         Number of shares outstanding of the registrant's class of Common Stock as of March 13, 1998: 8,430,581.

Documents incorporated by reference:
Proxy Statement for the 1998 Annual Meeting of Stockholders - Part III

                                     PART I

ITEM 1.           BUSINESS


         BioSepra Inc. ("BioSepra" or the "Company") develops, manufactures and sells chromatographic media for use by pharmaceutical companies in the purification and production of biopharmaceuticals. BioSepra's products enable pharmaceutical companies to reduce the time and cost required developing and manufacturing biopharmaceuticals. The Company's media products are currently used by pharmaceutical companies in the production of several commercial biopharmaceuticals, including interferons, insulin, human growth hormone, special enzymes and vaccines.

         BioSepra was incorporated in December 1993 as a wholly-owned subsidiary of Sepracor Inc., a Delaware corporation ("Sepracor"). Effective as of January 1, 1994, Sepracor transferred to BioSepra its chromatography business, including all of the outstanding shares of BioSepra S.A., formerly called IBF S.A. In March 1994, BioSepra completed an initial public offering of its common stock resulting in net proceeds to BioSepra of approximately $17.9 million. Sepracor owns approximately 64% of the outstanding common stock of BioSepra. The Company's principal offices are located at 111 Locke Drive, Marlborough, Massachusetts 01752 and its telephone number is (508) 357-7500. Unless the context indicates otherwise, the "Company" and "BioSepra" include BioSepra Inc. and its subsidiaries, including BioSepra S.A.

INDUSTRY OVERVIEW

         Purification is a critical process in almost every stage in the development and commercialization of a biopharmaceutical, from research through production for clinical trials to commercial production. At both the laboratory and commercial stages, a biopharmaceutical is typically produced by genetically-engineered cells that are grown in a fermentation broth containing cell culture media. The target biopharmaceutical molecules in the fermentation broth must be purified from the host cells, contaminants and cell culture media. This purification process is complex because the host cells produce extremely small quantities of the target biomolecules relative to the volume of the fermentation broth and because the contaminants produced in the broth are often similar in size and structure to the target biomolecules. Several critical purification steps are therefore required to extract and purify the final product, which must be at least 99.9% pure. It is estimated that biopharmaceutical purification accounts for approximately one-half of overall commercial production costs.

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

         The Company believes that the market for improved chromatographic media will continue to grow as biopharmaceutical and pharmaceutical companies develop and commercialize biopharmaceuticals at an accelerating pace. As of December 31, 1997, over 80 recombinant biopharmaceuticals had been approved by the United States Food and Drug Administration ("FDA") for commercial sale. United States biotechnology companies currently have over 200 therapeutics in human clinical development. It is estimated that over 1,500 biopharmaceuticals are in various stages of development.

         In particular, BioSepra is targeting the purification of monoclonal antibodies. The Company believes that there are more monoclonal antibody-based drugs currently in Phase II and Phase III clinical trials than any other class of biopharmaceuticals. A vast majority of these therapeutics are being developed for patients with the most serious and poorly managed human diseases; e.g., cancer, AIDS, other immune-system disorders such as multiple sclerosis and rheumatoid arthritis, and heart disease. The first significant therapeutic monoclonal antibody was approved for sale by the FDA in 1996, and two therapeutic antibodies were approved for sale by the FDA in 1997.

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

         Separation and purification can account for anywhere from 30 to 80 percent of the cost of making monoclonal antibody-based drugs. Therefore, the Company believes that purification of monoclonal antibodies may represent a large opportunity for use of the Company's proprietary media, although there can be no assurance that companies producing monoclonal antibody-based drugs will use the Company's media in such production.

PRODUCTS

         BioSepra has developed chromatographic media products to enable biopharmaceutical companies to increase the productivity of their purification processes. The media products are based on both its recently developed HyperD(R) media and established technologies.

   HYPERD(R) MEDIA

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

         BioSepra's HyperD media combines the high protein binding capacity of soft gels with the higher flow advantages of rigid porous materials. The soft gel provides a high number of protein binding sites, while the rigid porous materials (or shell) enable the media to resist compression even as solution is flowing at high speeds. The media is therefore able to achieve rapid flow rates while maintaining a high level of protein binding capacity.

         The Company believes that HyperD media can, in many applications, significantly increase productivity. The Company believes that the unique structure of BioSepra's HyperD chromatography media can enable companies to produce monoclonal antibody-based drugs faster and at higher purity and yield than they could using other products currently on the market. HyperD media is currently being used by several major pharmaceutical companies in the production and/or development of biopharmaceuticals.

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

         BioSepra currently intends to reinforce the HyperD product line with the development of products specifically designed for the purification of various classes of monoclonal antibodies. For example, in 1996, BioSepra introduced CM HyperD, a high capacity ion-exchange media specifically designed for the purification of IgGs -- the largest class of monoclonal antibodies. The increased benefits of CM HyperD are due to targeted performance characteristics which will differentiate it from competitive protein purification products. There can be no assurance that companies using HyperD media for the production of monoclonal antibody based drugs will be successful in producing such drugs or that additional companies will use HyperD media for such purpose in the future.

         In 1997, the Company further developed its market position with respect to antibody purification by gaining access to several families of ligands. The Company entered into a long-term supply agreement for recombinant protein-A, a key ligand for antibody purification. The Company also obtained a worldwide exclusive license for chromotography to a family of peptide mimetics of protein-A and licensed hydrophobic charge induction ("HCI") technology for the purification of antibodies. HCI purification does not require large amounts of salt, which is used in older hyrodphillic products and has been traditionally associated with high cost, disposal issues and additional purification steps.

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

   ESTABLISHED MEDIA PRODUCTS

         The Company offers a line of established chromatographic media products, most of which were introduced in the 1980s. These products, which were developed for use primarily in the blood fractionation industry still account for a significant percentage of the Company's sales. The Company plans to continue to sell these media products for use in existing commercial scale processes that use these products, as well as new applications that do not require the high bioprocessing performance of HyperD.

         The Company's established media products offer different capabilities for purifying specific target molecules based on molecular charge, molecular size, degree of hydrophobicity and binding affinity. The Company's products include the following:

         Ultrogel(R) Gel Filtration Media. These products are used in the separation of macromolecules such as immunoglobulins, interleukins and enzymes.

         Spherosil(R), Trisacryl(R) and Spherodex(R) Ion Exchange Media. These products are used in the purification of albumin from blood plasma and the fractionation of serum proteins; purification of growth factors, antibodies, glycoproteins, enzymes, and other cell products from cell culture and fermentations; separation of nucleotides and oligonucleotide mixtures including sugars, polynucleotides, amino acids and peptides.

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

         In addition, the Company is developing new purification devices for use by genomics and proteomics companies. These products under development may also be used by large pharmaceutical companies in their drug discovery programs. The Company recorded the first sale of a beta-stage version of this product under development in the fourth quarter of 1997.

         The Company expects that sales of its historical line of chromatography bioprocessing products will not increase in 1998 and that the future success of its business will depend on market acceptance of the Company's more recent products, such as HyperD, in the faster growing markets of the biopharmaceutical industry such as monoclonal antibodies. However, there can be no assurance that the Company's more recent products will be developed successfully or achieve market acceptance.

COMPETITION

         The Company encounters intense competition in the sale of its current and future products. The Company's principal competitors are Amersham-Pharmacia-Biotech ("Pharmacia"), Bio-Rad, and PerSeptive Biosystems, Inc. ("PerSeptive"). These competitors as well as certain other companies selling or developing products for the bioseparations market, have financial, marketing and other resources greater than those of the Company. In addition, certain competitors have had long-term relationships with many of the Company's existing and potential customers.

         Sales of chromatographic media products typically involve long lead times and customers generally evaluate several different media products before committing to a volume purchase. Also, customers typically are reluctant to change the media used in a production process previously approved by the FDA because such a change may require additional FDA approval. There can be no assurance that the Company will be able to compete effectively against its existing or future competitors or that developments by others will not render BioSepra's product or technologies obsolete or noncompetitive.

MARKETING AND SALES

         In 1997, the Company marketed its products to the biopharmaceutical industrial market through direct sales efforts in the United States and some parts of Europe and through distributors in other countries. The Company markets and sells its products through field sales representatives and distributors, supported by application specialists, product managers, and technical support/application development personnel in the Company's research and development department. Pursuant to the Company's agreement with Beckman, Beckman distributes worldwide certain HyperD media products.

         In 1995, 1996 and 1997, 60%, 47% and 43%, respectively, of the
Company's sales were outside the United States. In 1995, 1996 and 1997, media and biochemicals accounted for 51%, 69% and 61%, respectively, of the Company's revenues. The Company expects its revenues from media and biochemicals as a percentage of total revenue to increase in 1998 as a result of the Company's discontinuation of its instrument product line in December 1997. See "-- Recent Developments."

         In 1997, sales to two major biopharmaceutical companies accounted for approximately 38% and 11% of the Company's revenues, respectively. The loss of either or both of these customers could have a material adverse effect on the results of operations of the Company.

RESEARCH AND DEVELOPMENT

         BioSepra's research and development group consists of 15 persons. The Company's research and development efforts are primarily dedicated to the development of chromatographic products to speed up and optimize process design and development and reduce production time and cost for biopharmaceutical drug development and manufacture with a specific focus on monoclonal antibodies and the genomics and gene therapy markets. During 1995, 1996 and 1997, the Company spent $2,761,000, $2,399,000 and $1,859,000, respectively, on research and development.

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

         Historically, in the production of a biopharmaceutical, any material change by a manufacturer of process or equipment traditionally has necessitated additional FDA review and approval. Manufacturers were therefore typically reluctant to change production methods for existing products. For this reason, BioSepra has in the past encountered difficulties in selling its media products to customers which had already applied for or obtained FDA licenses for production processes that specified a different supplier's product.

         While this difficulty remains an issue for various categories of biopharmaceuticals, new guidelines issued in 1996 by the FDA give biopharmaceutical companies greater flexibility to make changes in the production processes for certain classes of drugs, including monoclonal antibody-based drugs, and to continue optimization of their production processes subsequent to drug approval. In the past, a drug manufacturing process was "locked in" during clinical trials, prior to product approval. Companies were reluctant to make any process changes because the FDA would have required new clinical studies. Now, companies affected by these new guidelines need only demonstrate a product's biological equivalence to adopt process changes without new clinical trials.

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

         In addition, the Company's products may give rise to claims that they infringe the proprietary rights of others. No assurance can be given that any license required under any such patents or rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be precluded. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others, and could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, the Company.

EMPLOYEES

         As of March 1, 1998, the Company employed 55 persons, of whom 15 were primarily engaged in research and development activities, 17 in manufacturing, and the remainder in marketing, sales, administration and accounting. Of the 55 persons, 13 are located in the United States and 42 are in Europe.

         The Company's employees in the United States are not covered by a collective bargaining-agreement. In Europe, its employees are covered by the provisions of two agreements setting forth national guidelines and standards for labor relations in the chemical and metal industry. The Company considers its relations with its employees to be good.

RECENT DEVELOPMENTS

         In December 1997, the Company recorded restructuring and impairment charges totaling $4,179,000. Of this amount, $3,328,000 relates to the write-down of intangible assets to their estimated net realizable value and $851,000 relates to a cost reduction program implemented by the Company in December 1997. The purpose of the cost-reduction program was to enable the Company to focus on higher margin consumable products for the research and process segments of the biopharmaceutical and genomics markets. The program involved the discontinuation of its instrument product line and a reduction in the number of employees. There can be no assurances that this cost-reduction program will not result in loss of customers or temporary sales or production disruptions, any of which could have a materially adverse effect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FACTORS THAT MAY AFFECT RESULTS

         This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operating Results."

RELATIONSHIP WITH SEPRACOR

         Sepracor owns approximately 64% of the outstanding capital stock of the Company. Sepracor is a leading specialty pharmaceutical company focused on the cost effective development of safer, purer and more effective drugs that are improved versions of widely prescribed pharmaceutical compounds. Under applicable provisions of the Delaware General Corporation Law, Sepracor will have the ability, acting alone, to approve any action requiring approval of the holders of a majority of the outstanding shares of Common Stock.

         Technology Transfer and License Agreement. The Company and Sepracor entered into a Technology Transfer and License Agreement (the "Technology Transfer Agreement") pursuant to which Sepracor transferred to the Company all technology owned or controlled by Sepracor, including trade secrets, patents and patent applications, that relates to and is used in researching, developing or manufacturing products in the "Company Field." The Company Field means generally the separation of biological molecules. Further, Sepracor has granted an exclusive license to the Company for any improvements to the transferred technology useful in the Company Field which are developed, or otherwise acquired, by Sepracor during the period beginning on the date of the Technology Transfer Agreement and terminating on the earlier of January 1, 1998 or the acquisition of Sepracor or the Company (the "Effective Period"). The Company and Sepracor intend to extend the January 1, 1998 termination date to January 1, 2001. The Company has granted to Sepracor an exclusive license to the transferred technology for the development, manufacture, use or sale of any products within the field of chiral synthesis, chiral separations and the development, manufacture, use or sale of chiral drugs and chiral drug intermediates (the "Sepracor Field"), as well as a non-exclusive license to the transferred technology for the development, manufacture, use or sale of any products outside the Company Field. All licenses are royalty-free. Sepracor has also granted the Company a right of first refusal to any product which Sepracor proposes to sell, or license a third party to sell, during the Effective Period, for use within the Company Field.

         Cross-License Agreement. The Company has entered into a Cross License Agreement (the "Cross License Agreement"), dated as of January 1, 1994 with HemaSure Inc. ("HemaSure"), an affiliate of Sepracor. Under the terms of the Cross License Agreement, HemaSure and the Company have each granted to the other a perpetual, royalty-free and non-exclusive right and license to technology and improvements owned or controlled by the licensing party for use in the HemaSure Field or Company Field as the case may be. The HemaSure Field comprises the development, manufacture, use or sale of medical devices for the purification of blood, blood products or blood components and membrane filter design. The Cross License Agreement will terminate on the earlier of January 1, 1998 or the acquisition of all or substantially all of the business or assets, by merger, sale of assets or otherwise, of either the Company or HemaSure. The Company presently is seeking to extend the term of the Cross-License Agreement until January 1, 2001.

         Corporate Services Agreement. The Company and Sepracor entered into a one-year Corporate Services Agreement dated as of January 1, 1994, which provides for a monthly fee to be paid by the Company for basic services, such as accounting, human resources support services, data processing and laboratory support services provided by Sepracor. This fee was determined by estimating Sepracor's cost of the Company's expected usage of such basic services. The Company may purchase additional services from Sepracor for a fixed rate based on the number of hours spent by each Sepracor employee providing such services. For items with identifiable costs such as insurance coverage, Sepracor charges the Company based upon costs directly attributable to the Company. Management believes that the charges under the Corporate Services Agreement are reasonable and that the terms of the Corporate Services Agreement are at least as favorable to the Company as the terms that could be obtained from an unaffiliated third party. This Agreement had an initial term of one year and has been extended by the Company for three additional one-year terms. The Company and Sepracor intend to enter into an amendment to the Corporate Services Agreement to extend its term until January 1, 2001. Sepracor retains the right to decline to provide any services which cause an unreasonable burden to Sepracor. The Agreement permits the Company to terminate at any time following 60 days' notice to Sepracor, and automatically terminates six months after Sepracor's ownership percentage of the Company decreases to less than 50% of the Company's issued and outstanding shares. The aggregate payments made by the Company to Sepracor for basic services under this Agreement were $208,000 in 1996, $208,000 in 1997 and are expected to be approximately $155,000 in 1998.

         Sublease Agreements. Sepracor has entered into a Sublease Agreement with the Company under which Sepracor subleases a portion of its facilities in Marlborough, Massachusetts to the Company. The amount payable to Sepracor under the Sublease Agreement is equal to Sepracor's rental costs under its lease allocable to the portion of the premises subleased to the Company plus a pro rata allocation of the estimated facility maintenance, utilities and other operating costs. The rental payment made by the Company under this Agreement was approximately $72,000 in 1996 and $93,000 in 1997, exclusive of operating costs, and is estimated to be approximately $99,000 in 1998. Operating costs under this Agreement were approximately $233,000 in 1996, $227,000 in 1997 and are estimated to be approximately $126,000 in 1998.

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

         Promissory Note. In January 1996, the Company entered into a Promissory Note for $350,000, or so much of such sum as shall have been advanced by Sepracor. This amount is payable to Sepracor over sixty monthly installments and does not bear interest. As of March 31, 1998, $143,000 was outstanding under this Promissory Note.

         All future arrangements and transactions between the Company and Sepracor will continue to be on terms which the Company determines are fair and reasonable to the Company.


ITEM 2.  PROPERTIES

         BioSepra's facilities are located in Marlborough, Massachusetts and Villeneuve-la-Garenne, France. In Massachusetts, the Company subleases approximately 15,000 square feet of office, laboratory and assembly space from Sepracor. In Villeneuve-la-Garenne, France, the Company leases approximately 28,500 square feet of office, laboratory and manufacturing space. Of the total, approximately 20,440 square feet are used for manufacturing operations, and the balance is used for research and development and administration. The lease charges at the Massachusetts facility are equal to a pro rata portion of Sepracor's costs, including maintenance, utilities and other operating costs based upon square footage occupied.

         At its facility in Villeneuve-la-Garenne, France, the Company produces its chromatographic media. The plant is currently operating at approximately one-half of full capacity, and, therefore, the Company has the capability to expand production as product sales increase.

ITEM 3.  LEGAL PROCEEDINGS

         In December 1997, the Company and Sepracor settled their long-standing lawsuit with PerSeptive BioSystems, Inc. ("PerSeptive"), a competitor of the Company. Under the terms of the settlement, the Company obtained a limited, non-exclusive license under PerSeptive's Perfusion Chromatography(R) patents to make, use and sell its HyperD(R) product line free of claims of infringements by PerSeptive and PerSeptive received an undisclosed amount. The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names, ages and positions of the executive officers of the Company as of December 31, 1997.


           Name                  Age           Position
           ----                  ---           --------
Jean-Marie Vogel                 47           President, Chief Executive Officer
                                              and Director
James A. Prendergast             52           Executive Vice President
Egisto Boschetti, Ph.D.          52           Senior Vice President and Chief Scientific
                                              Officer
Therese Bourdy                   47           Vice President of Media Operations

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

         Mr. Prendergast served as Executive Vice President of the Company from January 1997 to January 1998. Mr. Prendergast ceased to be employed by the Company in January 1998. From 1991 to 1997 he served as Vice President, World-Wide Sales, Marketing and Service Operations for CEM Corp., a manufacturer of microwave instrumentation in the chemical, food and pharmaceutical markets. From 1971 to 1991, Mr. Prendergast served in a number of positions at

Millipore/Waters, a manufacturer of membrane liquid chromatography products, including service as President of its Intertech Division and as President of Millipore/Waters Canada, a subsidiary of Millipore/Waters.

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


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Common Stock of BioSepra Inc. has been traded on the Nasdaq National Market under the symbol BSEP since March 25, 1994. On March 13, 1998, the last reported sale price of the Company's Common Stock on the Nasdaq Stock Market was $2.25. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market for the last two fiscal years.

                                                        1997
                                                        ----

                                               High               Low
                                               ----               ---
First Quarter...............................  $4   7/8          $2 3/8
Second Quarter..............................  $3   7/8          $2 5/8
Third Quarter...............................  $2  9/16          $1 3/4
Fourth Quarter..............................  $3 23/32          $1 1/8

                                                        1996
                                                        ----

                                                 High             Low
                                                 ----             ---
First Quarter...............................  $6                $3 3/8
Second Quarter..............................  $5 11/16          $3 5/8
Third Quarter...............................  $4   1/8          $2 1/2
Fourth Quarter..............................  $3   5/8          $2 3/8


         On March 13, 1998, the Company had approximately 45 stockholders of record. The Company believes that the number of record holders is not representative of the number of beneficial holders because many shares are held by depositaries, brokers or other nominees.

         The Company has never paid dividends on its Common Stock. The Company currently intends to reinvest its earnings, if any, for use in the business and does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain consolidated financial data with respect to the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto.

YEAR ENDED DECEMBER 31,
(In thousands, except per share amounts)                      1997            1996            1995            1994            1993
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue:
     Revenue from existing product sales                   $  8,254        $ 10,345        $  7,380        $  8,490        $  7,022
     Revenue from discontinued product sales                  1,382           3,078           5,000           2,430              --
     License fees                                             3,600             900              --              --              --
     Research and development                                    58              --             107             376              45
-----------------------------------------------------------------------------------------------------------------------------------
     Total Revenue                                           13,294          14,323          12,487          11,296           7,067
-----------------------------------------------------------------------------------------------------------------------------------
Cost and expenses:
     Cost of products sold                                    5,523           6,338           8,344           5,933           4,423
     Research and development                                 1,859           2,399           2,761           3,383           2,726
     Selling, general and administrative                      5,840           7,573           9,544           9,605           6,469
     Restructuring and impairment                             4,179              --           4,144              --              --
     Purchase of in-process research and development             --              --              --           3,500              --
-----------------------------------------------------------------------------------------------------------------------------------
     Total cost and expenses                                 17,401          16,310          24,793          22,421          13,618
-----------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                         (4,107)         (1,987)        (12,306)        (11,125)         (6,551)
Other income (expense):
     Interest income                                            158             186             381             443              --
     Interest expense                                           (72)           (214)           (448)           (250)           (274)
     Other income (expense)                                     217            (105)           (302)           (191)             (4)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                   $ (3,804)       $ (2,120)       $(12,675)       $(11,123)       $ (6,829)
-----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per common share                $   (.45)       $   (.27)       $  (1.81)       $  (1.76)(1)          --
Basic and diluted weighted average number of common
     shares outstanding                                       8,423           7,832           7,004           6,326(1)           --


BALANCE SHEET DATA:
Cash and cash equivalents                                  $  2,370        $  4,142        $  3,693        $  7,983        $     50
Working capital                                               3,835           3,648          (1,269)          6,972           1,624
Total assets                                                 14,906          23,169          23,824          35,605          18,341
Long-term debt and capital leases                               690           1,141           1,308             359              85
Shareholders' equity                                         10,380          14,442          10,914          23,010          14,891

(1) The basic net loss per share and the weighted average number of common shares outstanding for the year ended December 31, 1994 have been restated. These amounts have been restated to comply with the Securities and Exchange Commissions staff accounting bulletin No. 98 "Computation of Earnings Per Share," which eliminates the effects of 91,000 shares of "cheap stock" in the Company's original calculation of earnings per share.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


      RESULTS OF OPERATIONS

         Overview

           BioSepra Inc. and subsidiaries (the "Company") develop, manufacture and sell chromatographic media for use by biopharmaceutical companies in the purification and production of biopharmaceuticals. The Company offers a line of chromatographic products that it believes enables biopharmaceutical companies to reduce the time and cost required developing and manufacturing biopharmaceuticals.

           In December 1997, the Company recorded restructuring and impairment charges totaling $4,149,000. Of this amount, $3,328,000 relates to the write down of intangible assets to their estimated net realizable value as required by SFAS No. 121 and $851,000 relates to the cost reduction program implemented in December 1997. The purpose of the program was to enable the Company to focus on higher margin consumable products for the research and process segments of the biopharmaceutical and genomics markets. The cost reduction program involved the discontinuation of its instrument product line and a reduction in the number of employees. As part of the cost reduction program, $690,000 represents the write down of inventory and fixed assets associated with the discontinued product lines and $161,000 represents severance and benefits related to the reduction in workforce. The Company has completed its reduction in workforce related to this cost reduction program, which has resulted in the termination of 7 employees in the U.S. (consisting of marketing/sales, finance and administrative personnel). The Company expects to pay all of the severance and benefit payments associated with this workforce reduction in the first half of 1998. There can be no assurances that this program will not result in loss of customers or temporary sales or production disruptions that could have a materially adverse effect on the Company's business, financial condition or results of operations. See "Future Operating Results."

           In December 1997, the Company and Sepracor settled their long-standing patent lawsuit with PerSeptive Biosystems, Inc ("PerSeptive"), a competitor of the Company. Under the terms of the settlement, the Company obtained a limited, non-exclusive license under PerSeptive's Perfusion Chromatography(R) patents to make, use and sell its HyperD(R) product line free of claims of infringement by PerSeptive and PerSeptive received an undisclosed payment.

           In December 1997, the Company amended its licensing agreement with Beckman to eliminate the Company's obligation to repay part of the payments received under the agreement if the Company terminates Beckman's right to use and sell licensed products, including HyperD media, because a court finds that any such licensed products infringe any third party patents. As a result of the amendment, the Company recognized $2,700,000 of license fee revenue in December 1997 rather than over the next three years.

           On March 29, 1996, the Company entered into a $5,500,000 Convertible Subordinated Note (the Note) with Sepracor. Principal and interest were due and payable on March 29, 2000. The Note bore interest per annum at Sepracor's borrowing rate less 1/2%. On June 10, 1996, Sepracor exercised its option to convert the outstanding principal and interest on the Note into shares of common stock. The Note was converted into one share of BioSepra's common stock for every $4.05 of principal and interest outstanding resulting in 1,369,788 shares of BioSepra's common stock issued to Sepracor. Currently, Sepracor owns approximately 64% of the outstanding common stock of the Company.

           In January 1996, the Company entered into a promissory note for $350,000 with Sepracor. This amount is payable to Sepracor over sixty monthly installments and does not bear interest. The Company used the funds for leasehold improvements to the Company's facilities. As of December 31, 1997, $245,000 was outstanding under the promissory note.

          On March 26, 1998, the Company, Sepracor and Beckman entered into an agreement pursuant to which the Company amended its Distribution Agreement with Beckman and Sepracor amended its Stock Purchase Agreement with Beckman. Under the amendment, the Company granted to Beckman a non-exclusive right to manufacture instruments, is relieved of its obligation to manufacture the instruments for Beckman and sold the discontinued instrument product inventory to Beckman for $250,000. Under the original Stock Purchase Agreement, Sepracor issued 312,500 shares of Sepracor's Series B Redeemable Exchangeable Preferred Stock to Beckman in exchange for $5,000,000. Under the amendment, Sepracor redeemed the Series B Preferred Shares for the original purchase price plus accrued dividends totaling $6,850,000.

            The Company's primary operations are located in facilities leased in France and in facilities subleased from Sepracor in the United States for which the Company is charged a portion of Sepracor's rent and operating costs based upon the amount of space it occupies. In addition, Sepracor provides support services to the Company, including laboratory support, data processing, accounting and finance, legal and other administrative functions. Sepracor allocates a portion of the costs of these activities to the Company based upon its pro rata usage of such services.

         Years Ended December 31, 1997, 1996 and 1995

           The Company's revenue decreased to $13,294,000 for the year ended December 31, 1997 compared to $14,323,000 in 1996 and $12,487,000 in 1995.
      The decrease from 1996 to 1997 is attributed to the fluctuation in the timing of large production-scale orders and to the absence of stocking orders from a major distributor of the Company's research instruments. The decrease is offset in part by $2,700,000 of licenses fees recognized upon the amendment of the Beckman agreement. Included in 1997 revenue was $1,382,000 of sales from its instrument product line that was discontinued in the fourth quarter of 1997. The increase in sales from 1995 to 1996 is the result of (i) increased media sales, (ii) new sales generated through the joint distribution and development agreement with Beckman and (iii) licensing revenue recognized as the result of achieving certain milestones related to the Beckman agreement. Included in 1995 revenue was $2,722,000 of sales from certain low margin hardware products that were discontinued in mid-1995.

           Costs of products sold decreased to $5,523,000 for the year ended December 31, 1997 compared to $6,338,000 in 1996 and $8,344,000 in 1995, representing 57%, 47% and 67% of product revenue, respectively. The decrease in profit margin on product sales in 1997 compared to 1996 is attributable to unfavorable product mix and, to a lesser extent, the transition of resources from the product development phase to production and commercialization support associated with new products. The increased profit margin on product sales in 1996, as compared to 1995 was due primarily to favorable product mix, the discontinuation of certain low margin hardware products and to the transition of manufacturing facilities from external contract to internal assembly. The Company expects that its profit margin will continue to fluctuate in future periods as a result of changes in product mix.

           Research and development expenses decreased to $1,859,000 in 1997 compared to $2,399,000 in 1996 and $2,761,000 in 1995. The reduction in expenses from 1996 to 1997 is primarily the result of transitioning resources from the product development phase to production and commercialization support associated with new products. The reduction in expenses from 1995 to 1996 is primarily the result of commercialization of new products and to a lesser extent, the cost reduction program announced in June 1995.

           Selling, general and administrative expenses decreased to $5,840,000 in 1997 from $7,573,000 in 1996 and $9,544,000 in 1995. The reduction in expenses from 1996 to 1997 was due primarily to a reduction in overall personnel costs, the transition of resources to direct product support of new products, and to a lesser extent reduced legal fees related to the PerSeptive lawsuits. The reduction in expenses from 1995 to 1996 was due primarily to the cost reduction program announced in June 1995 and reduced legal expenses associated with the PerSeptive lawsuits. The decrease in 1996 was partially offset by the write off, in 1996, of certain technologies acquired from BioPass, a French subsidiary that was sold by the Company in 1995.

           The Company incurred $4,179,000 in restructuring and impairment charges in 1997 as a result of a write down of intangible assets to their estimated net realizable value and a cost reduction program implemented in December 1997 as further detailed herein. The Company also incurred $4,144,000 in restructuring and impairment charges in 1995 as a result of the implementation of its cost-reduction program, as announced in June 1995, as further detailed herein.

           Interest income decreased to $158,000 in 1997 from $186,000 in 1996 and $381,000 in 1995. The decrease in 1997 from both 1996 and 1995 was due primarily to the decreased levels of cash investments and changes in the interest rates earned on such investments. Interest expense decreased to $72,000 in 1997 from $214,000 in 1996 and $448,000 in 1995. The decrease in 1997 from both 1996 and 1995 was primarily attributed to decreasing levels of borrowings and changes in the interest rates charged on such borrowings.

           Other income, net, increase to $217,000 in 1997 from other expense, net of $105,000 in 1996 and other expense, net of $302,000 in 1995. The increase in other income in 1997 from 1996 is attributed to the net effect of foreign currency gains and losses due to changes in the value of the U.S. dollar. The decrease in other expenses, net from 1995 to 1996 was due primarily to costs incurred to sell BioPass in 1995 and the net effect of foreign currency gains and losses due to changes in the value of the U.S. dollar.

      Other

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. Both statements will become effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statement.

      Litigation

      In December 1997, the Company and Sepracor settled their long-standing patent lawsuit with PerSeptive, a competitor of the Company. Under the terms of the settlement, the Company obtained a limited, non-exclusive license under PerSeptive's Perfusion Chromatography(R) patents to make, use and sell its HyperD(R) product line free of claims of infringements by PerSeptive and PerSeptive received an undisclosed amount. There were no additional lawsuits brought against the Company during 1997 and the Company is not currently a party to any material legal proceedings.


      LIQUIDITY AND CAPITAL RESOURCES

           The Company has funded its operations to date primarily from net proceeds provided from the Company's initial public offering, funds provided by Sepracor and equipment financing leases. As of December 31, 1997, the Company had $2,370,000 of cash and cash equivalents and $3,835,000 of working capital. Cash and cash equivalents for the year ended December 31, 1997 decreased by $1,772,000 from $4,142,000 for the year ended December 31, 1996. In 1997, the Company used cash for operations of $1,272,000 primarily to fund the company's net loss. The Company used cash for investing activities of $45,000 primarily to purchase property and equipment offset by the maturity of a bond. The Company used cash for financing activities of $287,000 primarily for repayments of long-term debt.

            The Company's French subsidiary has available two credit facilities aggregating 3,000,000 French Francs, approximately $499,000 at December 31, 1997, from two French commercial banks. At December 31, 1997, there was $1,000 outstanding from one of these credit facilities. At December 31, 1997, $624,000 was outstanding under a French Franc loan which is guaranteed by Sepracor. In addition, Sepracor guarantees certain capital lease obligations of the Company. The outstanding balance of the capital lease obligation guaranteed by Sepracor was $245,000 as of December 31, 1997.

           On December 31, 1996, the Company, in collaboration with Sepracor and certain of its other subsidiaries, amended its revolving credit agreement under which the Company may borrow up to $3,000,000, subject to limitations defined in the agreement and on borrowings outstanding by other companies. There were no borrowings outstanding under this agreement as of December 31, 1997. Interest on outstanding borrowings is payable monthly in arrears at prime (8.5% at December 31, 1997) or the LIBOR rate (5.81% at December 31, 1997) plus 1.75%. The Company is required to pay a commitment fee equal to 1/4% per annum on the average unused line. The agreement requires the Company to maintain certain financial ratios and levels of cash and cash equivalents and tangible capital base. This facility is available until April 30, 1999 and is collateralized by the personal property of the Company. Sepracor is guarantor of any amounts outstanding under the agreement.

           Based upon the Company's current operating plan, the Company believes that its current cash balance and available credit facilities are sufficient to fund the Company's operations through mid 1999. The Company's cash requirements may vary materially from those now planned because of numerous factors, including but not limited to, the timing of significant product orders, commercial acceptance of new products, patent developments and the introduction of competitive products.


      FUTURE OPERATING RESULTS

           Certain information contained in this Annual Report, including information with respect to the ability of the Company to obtain additional financing within the next twelve months, the success of the Company's HyperD media and information with respect to the Company's other plans and strategy for its business, including its plans to introduce products for use in producing monoclonal antibody-based drugs, consist of forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the following:

           The future success of the Company will depend largely on the success of its HyperD media product line, which was introduced in March 1993. There can be no assurance that the Company's HyperD media product line will achieve commercial success and any failure of such products to achieve such success would have a materially adverse effect on the business and results of operations of the Company.

           The Company could require additional funds in 1998 if, and to the extent, it fails to achieve its operating plan, which contemplates increases in sales of HyperD media. As of December 31, 1997, Sepracor had guaranteed $869,000 of outstanding bank borrowings and lease financing obligations of the Company. At such time, as the Company requires additional financing, there can be no assurance that such financing will be available on favorable terms, if at all. If the Company requires additional financing and such capital is not available on acceptable terms from third parties, Sepracor may, but is not obligated to, guarantee or provide such financing.

            Sales to process customers of chromatographic media products, such as HyperD media, typically involve long lead times, and customers generally evaluate several different media products before committing to a volume purchase. Also, customers are typically reluctant to change media used in the production process for a pharmaceutical previously approved by the FDA because such a change may require additional FDA approval. There can be no assurance that the Company will be able to compete effectively against its existing or future competitors.

           In December 1997, the Company implemented a cost reduction program that involved the discontinuation of its instrument product line and a reduction in the number of employees. The principal purpose of the program was to enable the Company to focus on higher margin consumable products for the research and process segments of the biopharmaceutical and genomics markets. In connection with this program, the Company recorded restructuring charges totaling $851,000 in the fourth quarter of 1997. There can be no assurance that this program will not result in loss of customers or temporary sales or production disruptions that could have a materially adverse effect on the Company's business, financial condition and results of operations.

           The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognized a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, failure of the Company, its customer or vendors to resolve such processing issues in a timely manner, could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

           Other factors that may adversely affect the Company's future operating results include: intense competition from other companies selling or developing bioseparation products, the loss of any significant customer, risks attendant to the conduct of business in foreign countries, risks relating to the Company's ability to maintain meaningful patent protection of its proprietary information and the risk of product liability claims associated with the testing, marketing and sale of the Company's media products.

           Because of the foregoing factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may fluctuate from period to period in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

Report of Arthur Andersen LLP                                          25

Report of Coopers & Lybrand L.L.P.                                     26

Consolidated Balance Sheets at December 31, 1997 and 1996              27

Consolidated Statements of Operations for the
         years ended December 31, 1997, 1996 and 1995                  28

Consolidated Statements of Shareholders' Equity
         for the years ended December 31, 1997, 1996 and 1995          29

Consolidated Statements of Cash Flows for the years ended
         December 31, 1997 and 1996 and 1995                           30

Notes to Consolidated Financial Statements                             31





                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of BioSepra Inc. and subsidiaries:

         We have audited the accompanying consolidated balance sheets of BioSepra Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSepra Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                   /s/ Arthur Andersen LLP

Boston, Massachusetts
January 27, 1998 (except for
the matter discussed in
Note Q as to which the
date is March 26, 1998)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of BioSepra Inc.:

We have audited the accompanying consolidated statement of operations, shareholders' equity and cash flows of BioSepra Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of BioSepra Inc. and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.



                                             /s/ Coopers & Lybrand L.L.P.



Boston, Massachusetts
February 27, 1996, except as to information contained in the seventh paragraph of Note C for which the date is March 29, 1996.

BIOSEPRA INC.
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (In thousands, except par value amounts)                                1997            1996
---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (Note B)                                            $  2,370        $  4,142
   Marketable securities                                                               --             360
   Restricted cash                                                                    146             167
   Accounts receivable (less allowance for doubtful
    accounts, $369 in 1997 and $233 in 1996)                                        2,376           3,030
   Inventories                                                                      2,722           3,481
   Prepaid and other current assets                                                    57              54
---------------------------------------------------------------------------------------------------------
   Total current assets                                                             7,671          11,234
---------------------------------------------------------------------------------------------------------

Property and equipment, net (Note E)                                                1,509           2,168
Goodwill, net                                                                       5,288           9,254
Other assets                                                                          438             513
---------------------------------------------------------------------------------------------------------
Total assets                                                                     $ 14,906        $ 23,169
---------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt and capital leases  (Notes F and G)         $    488        $    497
   Accounts payable                                                                 1,307           1,365
   Accrued expenses                                                                 1,277           1,555
   Related party payables (Note C)                                                    325             157
   Accrued expenses relating to acquisition                                           257             352
   Accrued restructuring (Note J)                                                     161              14
   Deferred contract revenue (Note K)                                                  21           3,646
---------------------------------------------------------------------------------------------------------
   Total current liabilities                                                        3,836           7,586
---------------------------------------------------------------------------------------------------------

Long-term debt and capital leases, net of current portion  (Notes F and G)            690           1,141
Commitments and contingencies (Notes F and G)
---------------------------------------------------------------------------------------------------------
Total liabilities                                                                   4,526           8,727
---------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Preferred stock, $0.01 par value, 1,000 shares authorized;
      none issued and outstanding                                                      --              --
   Common stock, $0.01 par value, 12,000 shares authorized;
      issued and outstanding 8,431 shares in 1997
      and 8,416 shares in 1996                                                         84              84
   Additional paid-in capital                                                      40,515          40,485
   Unearned compensation, net                                                        (161)           (322)
   Accumulated deficit                                                            (29,722)        (25,918)

   Cumulative translation adjustment                                                 (336)            113
---------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                      10,380          14,442
---------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                       $ 14,906        $ 23,169
---------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

BIOSEPRA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, (In thousands, except per share amounts)          1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------
REVENUE (NOTE B):
   Product sales                                                               $  9,636        $ 13,423        $ 12,380
   License fees                                                                   3,600             900              --
   Research and development                                                          58              --             107
-----------------------------------------------------------------------------------------------------------------------
   Total revenue                                                                 13,294          14,323          12,487
-----------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of products sold                                                          5,523           6,338           8,344
   Research and development                                                       1,859           2,399           2,761
   Selling, general and administrative                                            5,840           7,573           9,544
   Restructuring and impairment costs (Note J)                                    4,179              --           4,144
-----------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                                      17,401          16,310          24,793
-----------------------------------------------------------------------------------------------------------------------
Loss from operations                                                             (4,107)         (1,987)        (12,306)

OTHER INCOME (EXPENSE):
   Interest income                                                                  158             186             381
   Interest expense                                                                 (72)           (214)           (448)
   Other income (expense)                                                           217            (105)           (302)
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                                       $ (3,804)       $ (2,120)       $(12,675)
-----------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share (Note B)                                  $   (.45)       $   (.27)       $  (1.81)
Basic and diluted weighted average number of common shares outstanding            8,423           7,832           7,004


The accompanying notes are an integral part of the consolidated financial statements.

BIOSEPRA INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 Additional     Unearned      Accumu-    Cumulative       Total
For the years ended December 31,            Common Stock          Paid-in        Compen-       lated     Translation   Shareholders'
1997, 1996 and 1995 (In thousands)       Shares      Amount       Capital        sation       Deficit    Adjustment       Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994              7,000     $     70     $ 35,037      $   (908)     $(11,123)     $    (66)     $ 23,010
Unearned compensation amortization           --           --           --           223            --            --           223
Issuance of common stock under
    stock plans                              21           --           48            --            --            --            48
Net loss                                     --           --           --            --       (12,675)           --       (12,675)
Change in translation adjustment             --           --           --            --            --           308           308
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995              7,021           70       35,085          (685)      (23,798)          242        10,914
Unearned compensation amortization
    and termination                          --           --         (202)          363            --            --           161
Issuance of common stock under
    stock plans                              25           --           68            --            --            --            68
Issuance of common stock upon
    conversion of subordinated
    convertible note                      1,370           14        5,534            --            --            --         5,548
Net loss                                     --           --           --            --        (2,120)           --        (2,120)
Change in translation adjustment             --           --           --            --            --          (129)         (129)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996              8,416           84       40,485          (322)      (25,918)          113        14,442
Unearned compensation amortization           --           --           --           161            --            --           161
Issuance of common stock under
    stock plans                              15           --           30            --            --            --            30
Net loss                                     --           --           --            --        (3,804)           --        (3,804)
Change in translation adjustment             --           --           --            --            --          (449)         (449)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997              8,431     $     84     $ 40,515      $   (161)     $(29,722)     $   (336)     $ 10,380
---------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

BIOSEPRA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED DECEMBER 31, (In thousands)                                    1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------

  Cash flows from operating activities:
       Net loss                                                                    $ (3,804)     $ (2,120)     $(12,675)
       Adjustments to reconcile net loss to net cash (used in)
           provided by operating activities:
       Depreciation and amortization                                                  1,566         2,400         2,037
       Provision for doubtful accounts                                                  150           142           269
       Loss on disposition of long-term assets                                            3            10            10
       Restructuring and impairment costs                                             4,018            --         2,629
       Changes in operating assets and liabilities,
           net of effects of disposed business:
           Accounts receivable                                                          322           230          (393)
           Inventories                                                                  (46)         (364)        1,676
           Prepaid and other current assets                                              (3)          (30)           74
           Accounts payable                                                              88           443        (1,501)
           Related parties payable                                                      168          (654)          567
           Accrued expenses                                                            (178)          208          (352)
           Accrued expenses relating to acquisition                                     (84)          (13)         (170)
           Accrued restructuring                                                        148          (204)          162
           Deferred contract revenue                                                 (3,620)          147         2,757
-----------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by operating activities                                (1,272)          195        (4,910)
-----------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
       Purchase of property and equipment                                              (405)       (1,018)         (404)
       Proceeds from sale of equipment                                                    7           147            34
       Decrease (Increase) in marketable securities                                     360          (360)           --
       Increase in restricted cash                                                       (1)         (170)           --
       (Increase) decrease in other assets                                               (6)           75           (66)
       Cash purchase price of Biopass S.A. held in escrow                                --         1,614            --
       Decrease in acquisition payable                                                   --        (1,614)           --
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                 (45)       (1,326)         (436)
-----------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
       Proceeds from investment by parent company                                        --         5,548            --
       Proceeds from issuance of common stock                                            30            68            48
       Net repayments under line of credit agreements                                   (11)       (2,299)       (1,701)
       Proceeds from long-term borrowings                                               174           350         1,503
       Repayments on long-term borrowings                                              (480)         (477)         (381)
-----------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                                  (287)        3,190          (531)
-----------------------------------------------------------------------------------------------------------------------
  Effect of exchange rate changes on cash and cash equivalents                         (168)            4           (27)
-----------------------------------------------------------------------------------------------------------------------
  Net (decrease) increase in cash and cash equivalents                               (1,772)        2,063        (5,904)
  Cash and cash equivalents at beginning of year                                      4,142         2,079         7,983
-----------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                                         $  2,370      $  4,142      $  2,079
-----------------------------------------------------------------------------------------------------------------------
  Supplemental schedule of cash flows information:
       Cash paid for interest                                                      $     73      $    231      $    431
       Acquisition of equipment under capital lease                                      --      $     61      $    347

The accompanying notes are an integral part of the consolidated financial statements.

BIOSEPRA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   NATURE OF THE BUSINESS:
BioSepra Inc. and subsidiaries (the "Company") was incorporated in December 1993 as a wholly owned subsidiary of Sepracor Inc. ("Sepracor"). Sepracor transferred its chromatography business, including all of the outstanding shares of Sepracor S.A. (now BioSepra S.A., a wholly-owned subsidiary of the Company) to the Company as of January 1, 1994. The Company develops, manufactures and sells chromatographic media for use by biopharmaceutical companies in the purification and production of biopharmaceuticals. The Company's products are designed to enable pharmaceutical companies to reduce the time and cost required developing and manufacturing biopharmaceuticals.

The 1995 financial statements include the results of operations of Biopass S.A. through July 19, 1995, when the sale of Biopass S.A. was completed.

The Company is subject to risks common to companies in its industry including, but not limited to, commercial market acceptance of the Company's products, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and the need to obtain adequate financing to fund future operations.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
PRINCIPLES OF CONSOLIDATION
Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balance and transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCIES
The accounts of the Company's international subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Accordingly, the assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date. Statement of operations amounts are translated at average exchange rates prevailing during the period. The resulting translation adjustment is recorded in the cumulative translation adjustment account in shareholders' equity. Foreign exchange transaction gains and losses are not material and are included in other expense in the accompanying statement of operations.

USE OF ESTIMATES
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the following: (1) the reported amounts of assets and liabilities,
(2) the disclosure of contingent assets and liabilities at the date of the financial statements and (3) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company applies SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of a repurchase agreement of $575,000 and $1,763,000 at December 31, 1997 and 1996, respectively and a money market instrument of $1,448,000 and $1,612,000 at December 31, 1997 and 1996
respectively

The Company's marketable securities are classified as held-to-maturity and are recorded at amortized cost, which approximates fair market value. There were no marketable securities at December 31, 1997. At December 31, 1996, marketable securities consisted of a government bond with original maturity of less than six months.

BIOSEPRA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESTRICTED CASH
The Company has $146,000 and $167,000 of restricted cash at December 31, 1997 and 1996, respectively, held in an escrow account in a French commercial bank. The restricted cash represents the portion of a contract advance for the purchase of materials to be used in the manufacturing process for a customer's product. The amount due the Company is held as a guarantee for 60 days after the product is shipped to the customer.

CONCENTRATION OF CREDIT RISK
SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. Customers with amounts due to the Company that represent greater than 10% of the accounts receivable balance are as follows:

                  Year Ended December 31:                   1997      1996
                  -----------------------                   ----      ----
                  Customer A                                 24%       --
                  Customer B                                 16%       26%
                  Customer C                                 11%       --
                  Customer D                                 --        15%

Revenue from significant customers are as follows:

                  Year Ended December 31:                   1997      1996       1995
                  -----------------------                   ----      ----       ----
                  Customer B                                 38%       25%        --
                  Customer C                                 11%       --         --
                  Customer D                                 --        13%        --
                  Customer E                                 --        --         11%

For financial information by geographic area see Note M.

FINANCIAL INSTRUMENTS
SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The estimated fair value of these financial instruments approximates carrying value.

SOFTWARE DEVELOPMENT COSTS
In accordance with the provision of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalized $199,000 of software costs in 1995. The costs are being amortized over the expected number of units to be shipped. Amortization of $157,000, $311,000 and $165,000 was charged to cost of sales in 1997, 1996 and 1995, respectively. There were no capitalizable software costs in 1997 and 1996.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs which do not improve or extend the life of the respective assets are charged to operations. On disposal, the related cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. All laboratory, manufacturing and office equipment have estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining term of the lease.

BIOSEPRA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GOODWILL AND OTHER ASSETS
Goodwill is amortized using the straight-line method over 20 years. Accumulated amortization was approximately $7,476,000 and $3,510,000 at December 31, 1997 and 1996, respectively. The Company capitalizes all significant costs associated with the successful filing of a patent application as a component of other assets in the accompanying consolidated balance sheet. Patent costs are being amortized over their estimated useful lives, not to exceed 17 years. Accumulated amortization for patent costs was approximately $441,000 and $370,000 at December 31, 1997 and 1996, respectively.

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. Accordingly, the Company evaluates the possible impairment of goodwill and other assets at each reporting period based on the undiscounted projected cash flows of the related asset. In 1997, the Company recognized an impairment charge of approximately $3,328,000 to reduce the carrying value of goodwill to its estimated net realizable value based upon estimated future cash flows. In 1996, the Company wrote off the remaining unamortized portion of the technology retained as part of the sale of BioPass of approximately $741,000 as such technology was no longer in use.

REVENUE RECOGNITION
Revenues from media and small-scale bioprocess instrument sales are recognized when goods are shipped, and from production-scale systems when installation is complete. Revenues for contracted services and research and development contracts are recorded based on effort incurred or milestones achieved in accordance with the terms of the contract. Deferred contract revenue represents progress payments received from customers pursuant to contract revenues not yet recorded.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed in the period incurred.

NET LOSS PER SHARE
During 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and requires presentation of both basic and dilutive earnings per share on the consolidated statement of operations. Basic loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of common stock equivalents are antidilutive. This accounting change had no effect on the Company's historical loss per common share.

OTHER
In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. Both statements will become effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

C.   ALLOCATIONS FROM AND AGREEMENTS WITH SEPRACOR AND HEMASURE:
Since the Company's inception, all facilities and support services of U.S. operations of the Company, including administrative support, have been provided by Sepracor. For these facilities and services, the Company was charged approximately $528,000, $513,000 and $584,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These charges represent an allocation of the Company's proportionate share of Sepracor's overhead costs using formulas which management believes are reasonable based upon the Company's use of such facilities and services. All other costs of United States operations, including payroll costs, are directly attributable to the Company. Net amounts payable to Sepracor at December 31, 1997 and 1996 were $325,000 and $157,000, respectively.

BIOSEPRA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Under a Corporate Services Agreement, commencing January 1, 1994, the Company receives certain basic support services from Sepracor in exchange for a variable monthly payment, adjusted annually. These basic services include laboratory support as well as assistance with certain administrative services, including recruiting and benefits administration, purchasing, data processing, risk management, corporate communications, patents and legal, accounting, finance and treasury activities. The Company may request additional services, if available, from Sepracor for which it has agreed to pay Sepracor the fully allocated costs of those services. The agreement is cancelable by the Company with 60 days notice. This agreement had an initial term of one year and has been extended by the Company and Sepracor for three additional one year terms. The Company and Sepracor intend to enter into an amendment to the agreement to extend its term to January 1, 2001. The fixed monthly payments to Sepracor for basic support services under the Corporate Services Agreement in 1997 and 1996 were $17,315 for a total annual allocated cost of approximately $208,000 in both 1997 and 1996. In 1995, the monthly payments to Sepracor ranged from $15,200 to $17,000, for a total allocated cost of $197,000. During 1997 and 1996, the Company provided warehouse, shipping and receiving services to Sepracor. Total payments received from Sepracor amounted to $91,000 and $20,750 in 1997 and 1996, respectively.

Under a Sublease Agreement, the Company leases certain laboratory, research and office space from Sepracor through 2007 in exchange for monthly rent payments which increase at various dates and which approximate the Company's proportionate share of Sepracor's cost of providing the facilities, including building maintenance, utilities and other operating costs (see Note G).

Under a Technology Transfer and License Agreement ("Agreement"), Sepracor transferred to the Company all technology owned or controlled by Sepracor, including trade secrets, patents and patent applications, that relates to and is used in researching, developing or manufacturing products in the Company Field. The Company Field means generally the separation of biological molecules. Further, Sepracor has granted an exclusive license to the Company for any improvements to the transferred technology which are developed, or otherwise acquired, by Sepracor during the period beginning on the date of the Agreement and terminating on the earlier of January 1, 1998 or the acquisition of Sepracor or the Company (the "Effective Period"). The Company intends to extend the January 1, 1998 termination date to January 1, 2001. The Company has granted to Sepracor an exclusive license to the transferred technology for the development, manufacture, use or sale of any products within the field of chiral synthesis, chiral separations and the development, manufacture, use or sale of chiral drugs and chiral drug intermediates, as well as a non-exclusive license to the transferred technology for the development, manufacture, use or sale of any products outside of the Company Field. All licenses are royalty-free. Sepracor has also granted the Company a right of first refusal to any product that Sepracor proposes to sell, or license a third party to sell during the Effective Period, for use within the Company Field.

In addition, beginning March 1998, Sepracor is entitled to certain rights with respect to the registration under the Securities Act of a total of 4,000,000 shares of Common Stock. These rights provide that Sepracor may require the Company, on two occasions, to register the shares having an aggregate offering price of at least $5,000,000, subject to certain conditions and limitations.

Prior to September 1995, the Company provided management information services and warehouse, shipping and receiving services to Hemasure, an affiliate of Sepracor, for a fixed monthly fee of $6,020. Payments received from Hemasure amounted to $48,160 in 1995. In September 1995, the Company transferred its warehouse employees and facility lease to Hemasure. Hemasure provided warehouse, shipping and receiving services to the Company in exchange for a fixed monthly payment of $4,500. Total charges paid to Hemasure amounted to $18,100 in 1995. In March 1996, Hemasure transferred the warehouse employees back to the Company. Total warehouse charges paid to Hemasure amounted to $7,900 in 1996. There were no amounts due from or due to Hemasure at December 31, 1997 and 1996.

On, March 29, 1996, the Company entered into a $5,500,000 Convertible Subordinated Note (the Note) with Sepracor. Principal and interest were due and payable on March 29, 2000. The Note bore interest per annum at Sepracor's borrowing rate less 1/2%. On June 10, 1996, Sepracor exercised its option to convert the outstanding principal and interest on the Note into shares of common stock. The Note was converted into one share of common stock for every $4.05 of principal and interest outstanding resulting in 1,369,788 shares of common stock issued to Sepracor.

BIOSEPRA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D. INVENTORIES:
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the
following at December 31,  (in thousands)                                1997         1996
------------------------------------------------------------------------------------------
Raw material                                                          $   600      $ 1,155
Work in progress                                                          129          310
Finished goods                                                          1,993        2,016
------------------------------------------------------------------------------------------
    Total inventory                                                   $ 2,722      $ 3,481
------------------------------------------------------------------------------------------

E. PROPERTY AND EQUIPMENT:
Property and equipment consists of the following at December 31,  (in thousands)        1997         1996
---------------------------------------------------------------------------------------------------------
Laboratory and manufacturing equipment                                               $ 1,944      $ 2,454
Office equipment                                                                         924        1,283
Leasehold improvements                                                                 1,010        1,137
---------------------------------------------------------------------------------------------------------
                                                                                       3,878        4,874
Less: accumulated depreciation and amortization                                       (2,405)      (2,752)
---------------------------------------------------------------------------------------------------------
                                                                                       1,473        2,122
Construction in progress                                                                  36           46
---------------------------------------------------------------------------------------------------------
    Total property and equipment                                                     $ 1,509      $ 2,168
---------------------------------------------------------------------------------------------------------

Depreciation and amortization expense was $696,000, $729,000 and $789,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

F.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:
Long-Term Debt and Capital Lease Obligations consists of the following
      at December 31, (in thousands)                                                     1997         1996
----------------------------------------------------------------------------------------------------------
PIBOR plus .80% French Franc Loan payable in quarterly installments through 2000,     $   624      $ 1,012
      Guaranteed by Sepracor
Non-interest bearing Related party promissory note payable in monthly
      Installments through 2000                                                           245          327
PIBOR plus 1.80% French Franc Loan Payable in quarterly installments through 2001         138           --
Obligations under capital leases (See Note  G)                                            170          279
Variable rate, 7.5%, French Franc Line of Credit                                            1           --
Variable rate, 4.89% - 5.08%, French Franc Line of Credit, guaranteed by Sepracor          --           13
8.05% French Franc Term Loan payable in monthly installments through 1997                  --            7
----------------------------------------------------------------------------------------------------------
                                                                                        1,178        1,638
Less current portion                                                                     (488)        (497)
----------------------------------------------------------------------------------------------------------
Total long-term debt                                                                  $   690      $ 1,141
----------------------------------------------------------------------------------------------------------

On December 31, 1996, the Company, in collaboration with Sepracor and certain of its other subsidiaries, amended its revolving credit agreement under which the Company may borrow up to $3,000,000, subject to limitation defined in the agreement and on borrowings outstanding by other companies. There were no borrowings outstanding under this agreement as of December 31, 1997 and 1996. Interest is payable monthly in arrears at prime (8.5% at December 31, 1997) or the LIBOR rate (5.81% at December 31, 1997) plus 1.75%. The Company is required to pay a commitment fee equal to 1/4% per annum on the average unused line. The agreement requires the Company to maintain certain financial ratios and levels of cash and cash equivalents and tangible capital base. This facility is available until April 30, 1999 and is collateralized by the personal property of the Company. Sepracor is guarantor of any amounts outstanding under the agreement.

BIOSEPRA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's French subsidiary has available two credit facilities aggregating 3,000,000 French Francs (approximately $499,000 at December 31, 1997) from two French commercial banks. At December 31, 1997 and 1996 there was $1,000 and $13,000 outstanding, respectively, under these credit facilities. At December 31, 1997 and 1996, $624,000 and $1,012,000, respectively was outstanding under the PIBOR plus .80% French Franc loan which is guaranteed by Sepracor. The interest rate on this loan at December 31, 1997 and 1996 was 4.495% and 4.234%, respectively.

Minimum annual principal repayments of long-term debt, excluding capital leases, in each of the next five fiscal years are as follows: 1998 - $371,000; 1999 - $373,000; 2000 - $251,000; 2001 - $11,000; 2002 - none.

G.   COMMITMENTS:
Future minimum payments under all non-cancelable leases in effect at December 31, 1997 are as follows (in thousands):

                                            Capital   Operating   Sub-Lease
Year                                        Leases     Leases      Sepracor      Total
---------------------------------------------------------------------------------------
1998                                          $133       $285       $   99       $  517
1999                                            55        134           99          288
2000                                            --         --           99           99
2001                                            --         --           99           99
2002                                            --         --          106          106
Thereafter                                      --         --          511          511
---------------------------------------------------------------------------------------
Total minimum lease payments                   188        419        1,013        1,620
Less amount representing interest               18         --           --           18
---------------------------------------------------------------------------------------
Present value of minimum lease payments       $170       $419       $1,013       $1,602
---------------------------------------------------------------------------------------

Future minimum lease payments under operating and non-cancelable capital leases relate to the French subsidiary's office, laboratory and production facilities, equipment and motor vehicles as well as office and computer equipment in the U.S. Under certain circumstances, Sepracor is the guarantor of debt incurred to acquire equipment under the leasing facilities. The facility lease requires the Company to pay its allocated share of taxes and operating costs in addition to the annual base rent payments. Rental expense under these and other leases amounted to $635,000, $663,000 and $556,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

H.   LITIGATION:
In December 1997, the Company and Sepracor settled their long-standing patent lawsuit with PerSeptive Biosystems, Inc ("PerSeptive"), a competitor of the Company. Under the terms of the settlement, the Company obtained a limited, non-exclusive license under PerSeptive's Perfusion Chromatography(R) patents to make, use and sell its HyperD(R) product line free of claims of infringements by PerSeptive and PerSeptive received an undisclosed payment. The Company is not currently a party to any material legal proceedings.

I. DISPOSAL OF BIOPASS:
On July 19, 1995, the Company completed the sale of its subsidiary, Biopass, while the Company retained the chromatography column technology that it assumed when it acquired Biopass. BioSepra S.A. sold its shares in Biopass for a total sale price of $1.3 million which is payable in quarterly installments of $100,000 from September 30, 1995 through June 30, 1996, and $150,000 is payable beginning on September 30, 1996 through December 31, 1997. The full value of the sale price was reserved for pending the buyer's payment and would have been recognized as payments were received. No payments were received in 1997 and 1996. The sales contract also provided for a renewable royalty-free technology license. The license allows the buyer to develop, manufacture and sell products that incorporate the technology retained by the Company, however, the Company will be the exclusive seller during the period in which the buyer is required to make installment payments for the purchase of Biopass. The Company had committed to the minimum purchase of $1,000,000 per year, provided minimum net gross margins are met. In January 1996, the commitment to purchase chromatography columns and accessories was terminated by the Company due to inability of the purchaser to meet certain commitments.

BIOSEPRA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of Biopass' operations through July 19, 1995 have been included in the accompanying consolidated statement of operations for the year ended December 31, 1995. Total revenues, loss from operations and net loss for Biopass for this period were $1,878,000, $1,208,000 and $44,000, respectively. The loss of $2,964,000, on the disposal, was included in restructuring and impairment costs in the accompanying consolidated statement of operations for the year ended December 31, 1995 (see Note J).

J.   RESTRUCTURING AND IMPAIRMENT:
In December 1997, the Company recorded restructuring and impairment charges totaling $4,149,000. Of this amount, $3,328,000 relates to the write down of intangible assets to their estimated net realizable value as required by SFAS No. 121 (see Note B) and $851,000 relates to the cost reduction program implemented in December 1997. The purpose of the cost reduction program was to enable the Company to focus on higher margin consumable products for the research and process segments of the biopharmaceutical and genomics market. The program involved the discontinuation of its instrument product line and a reduction in the number of employees. As part of the cost reduction program, $690,000 represents the write down of inventory and fixed assets associated with the discontinued product line and $161,000 represents severance and benefits related to the reduction in workforce. The Company has completed its reduction in workforce related to this cost reduction program, which has resulted in the termination of 7 employees in the U.S. (consisting of marketing/sales, finance and administrative personnel). The Company expects to pay all of the severance and benefit payments associated with this workforce reduction in the first half of 1998. There can be no assurances that this program will not result in loss of customers or temporary sales or production disruptions that could have a materially adverse effect on the Company's business, financial condition or results of operations.

In June 1995, the Company announced a major cost reduction program that involved the consolidation of its facilities and a significant reduction in the number of employees. The purpose of the program was to enable the Company to focus on the process development and process segments of the biopharmaceutical market. In connection with this program in July 1995, the Company completed the sale of Biopass, one of its French subsidiaries. As part of the cost-reduction program, the Company recorded restructuring and impairment charges totaling $4,144,000 in the second quarter of 1995. Of this amount $1,180,000 represents severance and benefits related to the reduction in work force in the U.S. and France, and $2,964,000 represents the write down of assets and intangibles to their net realizable value. The Company terminated 55 employees as part of the cost reduction program consisting of research and development, administrative, production and marketing/sales personnel. The Company paid $15,000, $140,000 and $1,025,000 of the costs relating to the employee reduction in the years ended December 31, 1997, 1996 and 1995, respectively. There can be no assurances that this program will not result in loss of customers, temporary sales or production disruptions that could have a material adverse effect on the Company's operations.

K.   DISTRIBUTION AGREEMENTS:
In March 1995, the Company and Beckman Instruments, Inc. ("Beckman") entered into a joint distribution and development agreement. The agreement was extended in July 1996, allowing Beckman to market on a worldwide exclusive basis for a period of three years certain HyperD(TM) chromatographic columns and provides for the development (in accordance with certain milestones) and manufacture by the Company of chromatographic systems for Beckman. The Company was required to repay part of the payments received under the agreement if the Company terminated Beckman's right to use and sell licensed products, including HyperD media, should a court find that any such licensed products infringe any third party patents. In December 1997, the agreement was amended, eliminating the Company's obligation to repay part of the payments received under the agreement. As a result of the amendment, the Company recognized $2,700,000 of license fee revenue in December 1997 rather than over the next three years.

Under the agreement, Beckman made payments of $1,400,000 and $3,500,000 in 1996 and 1995, respectively. The Company recognized revenue totaling $3,600,000, $900,000 and $400,000 during 1997, 1996 and 1995, respectively and had recorded deferred revenue of $3,600,000 at December 31, 1996. There were no deferred revenue amounts outstanding under this agreement at December 31, 1997.

BIOSEPRA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L.   INCOME TAXES:
INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets or deferred tax liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of existing assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company's statutory and effective tax rates were 34% and 0%, respectively in each of 1997, 1996 and 1995 due to a net loss in each year and the nonrecognition of any deferred tax asset for its net operating loss carryforwards. At December 31, 1997, the Company had federal and state tax net operating loss carryforwards of approximately $13,083,000 and $15,364,000, which will expire through the year 2012 and the year 2002, respectively. The Company also had a net operating loss carryforward from its operations in France of approximately $13,294,000. Approximately $8,293,000 of this net operating loss carryforward will expire in the year 2000, and the remainder may be used indefinitely. At December 31, 1997, the Company had federal and state research and experimentation credit carryforwards of approximately $149,000 and $151,000, respectively, which will expire in the year 2012.

Net operating losses of the Company incurred while operating as a division of Sepracor are not available for carryforward because the Company's results for those periods were included in the consolidated tax return of Sepracor.

The components of the Company's net deferred tax asset are as follows at December 31, (in thousands):

                                             1997            1996
-----------------------------------------------------------------
Assets
        Domestic NOL carryforwards        $ 5,370        $  3,814

        Foreign NOL carryforwards           4,431           4,776

        Deferred revenue                       --           1,442

        Inventory reserve                     226             282

        Tax credit carryforwards              300             357

        General accruals                      340             294

        Capitalized technology                 --             427

        Other                               1,293             339

Liabilities

        Property and equipment               (104)           (173)
-----------------------------------------------------------------
Subtotal                                   11,856          11,558
        Valuation allowance               (11,856)        (11,558)
-----------------------------------------------------------------
Net deferred tax asset                   $     --        $ --
-----------------------------------------------------------------

Due to uncertainty of the realization of these potential tax benefits, the Company has recorded a valuation allowance against its entire deferred tax asset.

BIOSEPRA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


M.   SEGMENT INFORMATION:
The Company develops, manufactures and markets processes and products for the separation and purification of biopharmaceutical compounds. The Company operates exclusively in the separations business, which the Company considers to be one business segment. Financial information by geographic area is as follows for the years indicated:

For the years ended December 31,  (in thousands)           1997            1996            1995
-----------------------------------------------------------------------------------------------
REVENUE
   United States
        Unaffiliated customers                         $  7,767        $  8,136        $  5,054
        Related parties                                      --              --               2
        Transfer to other geographic areas                  (16)            431             487
-----------------------------------------------------------------------------------------------
                                                          7,751           8,567           5,543
-----------------------------------------------------------------------------------------------
   Europe
        Unaffiliated customers                            5,527           6,187           7,324
        Related parties                                      --              --             107
        Transfer to other geographic areas                1,571           2,999           1,596
-----------------------------------------------------------------------------------------------
                                                          7,098           9,186           9,027
-----------------------------------------------------------------------------------------------
   Elimination and adjustments                           (1,555)         (3,430)         (2,083)
-----------------------------------------------------------------------------------------------
   Total revenue                                      $ 13,294        $ 14,323        $ 12,487
-----------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
   United States                                       $ (5,050)       $ (3,743)       $ (6,291)
   Europe                                                   942           1,753          (6,049)
   Elimination and adjustments                                1               3              34
-----------------------------------------------------------------------------------------------
   Total operating loss                                $ (4,107)       $ (1,987)       $(12,306)
-----------------------------------------------------------------------------------------------
TOTAL ASSETS
   United States                                       $ 13,002        $ 19,917        $ 24,455
   Europe                                                 5,802           6,343           6,713
   Elimination and adjustments                           (3,898)         (3,091)         (7,344)
-----------------------------------------------------------------------------------------------
   Total assets                                        $ 14,906        $ 23,169        $ 23,824
-----------------------------------------------------------------------------------------------

N.   SHAREHOLDERS' EQUITY:
Common Stock
The Company's authorized capital stock consists of 12,000,000 shares of common stock, par value $0.01 per share. At December 31, 1997, 5,369,788 shares (64%) of the Company's common stock outstanding are held by Sepracor. The common stock has no preemptive, subscription, redemption or conversion rights.

Preferred Stock
In January 1994, the shareholder voted to authorize 1,000,000 shares of preferred stock, par value $0.01 per share, with such rights, restrictions and specifications as the Board of Directors may determine. As of December 31, 1997, no shares of preferred stock have been issued.

O.   STOCK PLANS AND WARRANTS:
Stock Option Plans
The 1994 Stock Option Plan (the "1994 Plan") provides for the grant of both incentive stock options ("ISOs") and nonstatutory stock options ("NSOs") to officers, directors and key employees of the Company. The 1994 Plan also provides for the grant of NSOs to consultants of the Company who are not also employees of the Company. In March 1995, the Board of Directors approved an amendment to the Plan increasing the number of shares of common stock which may be granted to 1,000,000. The exercise price for ISOs must be at least equal to the fair market value of the stock on the date of grant, and the exercise price of NSOs must be at least equal to 50% of the fair market value of the stock on the date of grant. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant. ISOs have a maximum term of ten years from the date of grant.

BIOSEPRA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1997, the shareholders approved the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the grant of both incentive stock options ("ISOs") and nonstatutory stock options ("NSOs") to officers, directors and key employees of the company. The 1997 Plan also provides for the grant of NSOs to consultants of the Company who are not also employees of the Company. A total of 600,000 shares of common stock may be issued upon the exercise of options granted under the 1997 Plan. The exercise price for ISOs must be at least equal to the fair market value of the stock on the date of grant, and the exercise price of NSOs must be at least equal to 50% of the fair market value of the stock on the date of grant. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant. ISOs have a maximum term of ten years from the date of grant.

The Director Option Plan (the "Director Plan") provides for the granting of NSOs to directors of the Company who are not officers or employees of the Company or of any subsidiary of the Company. A total of 150,000 shares of common stock options may be issued under the Director Plan subject to adjustments as provided therein. Except as noted below, the exercise price per share will equal the fair market value of a share of common stock on the date on which the option is granted. Options granted under the Director Plan will vest in either two or five equal installments beginning on the first anniversary of the date of the grant depending on the nature of the grant.

The following table summarizes all stock option activity under the three stock option plans for the three years ended December 31, 1997:

                                                      1997                       1996                          1995
                                            -------------------------     ---------------------     --------------------------
                                                            Weighted                    Weighted                    Weighted
                                             Number          Average       Number       Average        Number       Average
                                               Of           Exercise         Of         Exercise         of         Exercise
(In thousands, except option price)          Shares           Price        Shares        Price         Shares        Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1,                       977          $2.74          824          $2.66          782          $2.42
     Granted                                    603          $2.46          223          $3.14          193          $4.32
     Exercised                                   (1)         $2.00          (11)         $2.00          (15)         $2.14
     Canceled                                   (36)         $2.94          (59)         $3.21         (136)         $3.64
--------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31,                   1,543          $2.63          977          $2.74          824          $2.66
--------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end                 470                         227                         115
Weighted average fair value of
     Options granted during the year         $ 2.10                       $3.08                       $3.84


The range of exercise prices for options outstanding and options exercisable under three stock option plans at December 31, 1997 are as follows:

                                       Options Outstanding                       Options Exercisable
                      ---------------------------------------------------  ---------------------------------

            Range of                                            Weighted                     Weighted
            Exercise                              Remaining     Average                       Average
              Price                Number        Contractual    Exercise       Number         Exercise
            Per Share            Outstanding        Life         Price       Exercisable       Price
------------------------------------------------------------------------------------------------------------
    $1.88 - $1.88                  370,000          9.75         $1.88              --            --
    $2.00 - $2.00                  393,000          6.02         $2.00         254,000         $2.00
    $2.50 - $2.50                  189,000          6.73         $2.50         100,000         $2.50
    $2.63 - $2.63                   15,000          9.33         $2.63              --            --
    $2.75 - $2.75                  206,000          9.13         $2.75          33,000         $2.75
    $2.88 - $3.88                  185,000          8.92         $3.62          10,000         $3.42
    $4.00 - $4.63                  160,000          7.66         $4.28          61,000         $4.26
    $5.38 - $5.38                   12,000          8.37         $5.38           6,000         $5.38
    $6.13 - $6.13                   10,000          7.84         $6.13           4,000         $6.13
    $7.50 - $7.50                    3,000          6.38         $7.50           2,000         $7.50
------------------------------------------------------------------------------------------------------------
    $1.88 - $7.50                1,543,000          8.00         $2.63         470,000         $2.58
------------------------------------------------------------------------------------------------------------

The weighted average remaining contractual life of outstanding options under these plans is 8.00 years, 8.05 years and 8.55 years as of December 31, 1997, 1996 and 1995, respectively.

BIOSEPRA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 1994 and prior to the Company's initial public offering, options to purchase 586,000 NSOs were granted to directors, officers, key employees and consultants at an exercise price of $2.00 per share. The estimated fair market value on the date of the grant was $4.00 per share. The Company recognized a compensation charge of $161,000 in 1997, $161,000 in 1996 and $223,000 in 1995
related to the NSOs.

In connection with the initial public offering, the Company granted to the Underwriter an option to purchase 300,000 shares of common stock at an excise price equal to 150% of the initial public offering price per share or $10.50 and subject to adjustment in certain circumstances. The option is exercisable at any time or from time to time after March 24, 1995, and before March 24, 1999. The option may be transferred in whole or part at any time under specific conditions.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in 1996 and has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                  December 31,                               1997               1996              1995
                  -----------------------------------------------------------------------------------------
                  Risk-free interest rate                 6.0% - 6.9%       5.8% - 6.7%        6.1% - 7.2%
                  Expected dividend yield                      --                --                 --
                  Expected lives                            10 years          10 years           10 years
                  Expected volatility                             80%       134% - 152%        103% - 120%


Had compensation cost for the Company's stock based compensation plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                  December 31, (in thousands
                  except per share amounts           1997             1996             1995
                  -------------------------------------------------------------------------------
                  Net loss
                       As reported                 $(3,804)         $(2,120)         $(12,675)
                       Pro Forma                   $(4,219)         $(2,276)         $(12,730)

                  Net loss per share
                       As reported                 $  (.45)         $  (.27)         $  (1.81)
                       Pro Forma                   $  (.50)         $  (.29)         $  (1.82)

Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

BIOSEPRA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Employee Stock Purchase Plan
In 1997 the shareholders approved the 1997 Employee Stock Purchase Plan ("Purchase Plan"), which succeeds the 1995 Employee Stock Purchase Plan. Under the Purchase Plan, an aggregate of 50,000 shares of common stock may be purchased by employees at 85% of the fair market value on the first or last day of each six month offering period, whichever is lower. An eligible employee may elect to have up to a maximum of 10% deducted through payroll deductions from his or her regular salary. During 1997, 1996 and 1995, there were 13,085, 14,494 and 6,010 shares, respectively, issued under the Purchase Plan. At December 31, 1997, 47,106 shares of authorized but unissued common stock were reserved for future issuance under the Purchase Plan.

Stock Warrants
In 1997, the Company issued a warrant to purchase 45,000 shares of the Company's common stock at $3.00 per share. The warrant expires on June 5, 2002. As of December 31, 1997, the warrant to purchase 45,000 shares remains outstanding, of which 30,000 shares are exercisable.

P.   EMPLOYEES SAVINGS PLAN:
The Company adopted a 401(k) savings plan for all domestic employees in 1994. Under the provisions of the plan, employees may voluntarily contribute up to 15% of their compensation subject to statutory limitations. In addition, the Company can make matching contributions at its discretion. In 1997, the Company increased its match to 50% of the first $3,000 contributed by employees up to $1,500 maximum per employee from a match of 50% of the first $2,000 contributed by employees up to $1,000 maximum per employee in 1996. Employer matching contributions amounted to $28,000 and $14,000 for the year ended December 31, 1997 and 1996, respectively. There were no employer matching contributions to the plan in 1995.

Q. SUBSEQUENT EVENT:
On March 26, 1998, the Company, Sepracor and Beckman entered into an agreement pursuant to which the Company amended its Distribution Agreement with Beckman and Sepracor amended its Stock Purchase Agreement with Beckman. Under the amendment, the Company granted to Beckman a non-exclusive right to manufacture instruments, is relieved of its obligation to manufacture the instruments for Beckman and sold the discontinued instrument product inventory to Beckman for $250,000. Under the original Stock Purchase Agreement, Sepracor issued 312,500 shares of Sepracor's Series B Redeemable Exchangeable Preferred Stock to Beckman in exchange for $5,000,000. Under the amendment, Sepracor redeemed the Series B Preferred Shares for the original purchase price plus accrued dividends totaling $6,850,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company had no disagreement with its independent auditor, Arthur Andersen L.L.P., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company's financial statements for the fiscal years ended December 31, 1996 and December 31, 1997.


                                    PART III

ITEMS 10-13.

         The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", "Board and Committee Meetings", "Compensation for Directors", "Compensation of Executive Officers", "Compliance with Section 16 Reporting Requirements", and "Certain Relationships and Related Transactions". Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

         (a) The following documents are included as part of this Annual Report on Form 10-K.


1. Reference is made to the Index to Financial Statements under Item 8 of this Annual Report on Form 10-K.

2. The Schedule listed below and the Reports of Independent Accountants on financial statement schedules are filed as part of this Annual Report on Form 10-K.

         Report of Arthur Andersen LLP on Financial Statement Schedule

         Report of Coopers & Lybrand L.L.P. on Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

         (b) The following Current Report on Form 8-K was filed by the Company during the last quarter of the period covered by this report.

1. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 1997.

                           ---------------------------

         The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: HyperD, Trisacryl, Spherodex, Ultrogel and UpScale.

                               ARTHUR ANDERSEN LLP


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Shareholders of BioSepra Inc. and subsidiaries:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of BioSepra Inc. and subsidiaries and have issued our report thereon dated January 27, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The schedule listed in Item 14(a)2 herein is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.


                                    /s/ Arthur Andersen LLP


Boston, Massachusetts
January 27, 1998 (except for
the matter discussed in
Note Q as to which the
date is March 26, 1998)

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of BioSepra Inc.:


Our report on the consolidated statement of operations, shareholders' equity and cash flows of BioSepra Inc. for the year ended December 31, 1995 has been included in this Form 10-K. In connection with our audit of such financial statements, we have also audited the related 1995 financial statement schedule listed in Item 14(a) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information required to be included therein.

                                    /s/ Coopers & Lybrand L.L.P.



Boston, Massachusetts
February 27, 1996, except as to information contained in the seventh paragraph of Note C for which the date is March 29, 1996.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   For the three years ended December 31, 1997


                                                                        Column C
                Column A                     Column B                  Additions                    Column D           Column E
-------------------------------------    --------------    ------------------------------      ----------------    ---------------

                                            Balance at        Charged to        Charged to                              Balance
                                             Beginning        Costs and           Other                                at End of
              Description                    of Period         Expenses        Accounts(1)     Deductions(2)            Period
------------------------                 --------------    --------------    --------------   ----------------    ---------------

Year ended December 31, 1997
  Allowance for doubtful
  accounts                                  $233,000            $150,000            --                $14,000           $369,000

Year ended December 31, 1996
  Allowance for doubtful
  accounts                                  $ 92,000            $142,000            --                $ 1,000           $233,000

Year ended December 31, 1995
  Allowance for doubtful
  accounts                                  $ 61,000            $269,000       ($214,000)             $24,000           $ 92,000


(1) These amounts relate to changes in the translation rate of the Company's international subsidiary.

(2)      Collections and bad debt write-offs.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1998.

                                          BIOSEPRA INC.



                                          By:/s/ Jean-Marie Vogel
                                             ------------------------------
                                             Jean-Marie Vogel, President
                                             and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                               Date
---------                           -----                               ----

/s/ Jean-Marie Vogel             President, Chief Executive         March 25, 1998
------------------------
Jean-Marie Vogel                 Officer and Director
                                 (Principal Executive
                                 and Financial Officer)


/s/ Kathy M. Simpson             Controller                         March 25, 1998
------------------------
Kathy M. Simpson                 (Principal Accounting
                                 Officer)

/s/ Timothy J. Barberich         Chairman, Board of Directors       March 25, 1998
------------------------
Timothy J. Barberich


                                 Director                           March __, 1998
------------------------
William M. Cousins, Jr.

/s/ Alexander M. Klibanov            Director                              March 25, 1998
---------------------------
Alexander M. Klibanov, Ph.D.



/s/ Paul A. Looney                   Director                              March 25, 1998
---------------------------
Paul A. Looney


/s/ William E. Rich                  Director                              March 25, 1998
---------------------------
William E. Rich, Ph.D.



/s/ Riccardo Pigliucci               Director                              March 25, 1998
---------------------------
Riccardo Pigliucci



/s/ David P. Southwell               Director                              March 25, 1998
---------------------------
David P. Southwell

                                  Exhibit Index

     Exhibit No.                    Description
     -----------                    -----------

          3.1* Certificate of Incorporation, as amended, of the Company.

          3.2*                By-Laws of the Company.

          4*                  Specimen Certificate for shares of Common Stock, $.01
                              par value, of the Company.

(1)      10.1*                1994 Director Option Plan.

         10.2* Form of Technology Transfer and License Agreement dated as of January 1, 1994 between the Company and Sepracor Inc.

         10.3* Form of Corporate Services Agreement dated as of January 1, 1994 between the Company and Sepracor Inc.

         10.4* Form of Cross License Agreement dated as of January 1, 1994, between the Company and HemaSure Inc.

         10.5*                Service Contract dated June 28, 1991 between IBF and
                              Rhone-Poulenc Rorer Principes Actifs (translated from
                              French).

         10.6*                Contract for Supply of Spherosil Media dated May 22,
                              1991 between IBF and Pasteur Merieux Serums et Vaccins
                              (translated from French).

         10.7*                Agreement for the Purchase and Supply of Silica Media
                              dated June 27, 1991 between IBF and Societe Francaise
                              des Produits pour Catalyse, S.A. (translated from French).

         10.8**               Sale of Shares Contract by and among the stockholders of
                              Biopass, S.A. listed therein and BioSepra S.A. (includes
                              original document in French, together with English
                              language translation).

         10.9***+ Distribution Agreement dated March 14, 1995 between the Company and Beckman Instruments, Inc.

         10.10****                    Amended and Restated Revolving Credit and
                                      Security Agreement by and between Fleet
                                      National Bank and the Company dated as of
                                      December 31, 1996.

         10.11***                     Intellectual Property Security Agreement by and between
                                      Fleet Bank of Massachusetts, N.A. and the Company
                                      dated December 28, 1994.

         10.12***                     Sub-Sublease dated December 12, 1995 by and between
                                      Sepracor Inc. and the Company.

         10.13***                     Sublease dated January 1, 1996 by and between Sepracor
                                      Inc. and the Company.

         10.14***                     Promissory Note dated January 1, 1996 made in favor of
                                      Sepracor Inc. by the Company.

         10.15****                    Confirmation of and Amendment to
                                      Intellectual Property Security Agreement
                                      by and between Fleet National Bank and the
                                      Company dated as of December 31, 1996.

         10.16*****                   Senior Management Retention Agreement
                                      dated October 3, 1997 by and between the
                                      Company and Jean-Marie Vogel.

         10.17*****                   Senior Management Retention Agreement dated October
                                      1997 by and between the Company and Egisto Boschetti.

         21                           Subsidiaries of the Company.

         23.1                         Consent of Arthur Andersen LLP

         23.2                         Consent of Coopers & Lybrand L.L.P.

         27                           Financial Data Schedule

----------------------------

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

**** Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1996.

***** Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1997.

+        Confidential treatment requested as to certain portions.