Form 10-Q
period 1998-03-31
BIOSEPRA INC
filed 1998-05-15
CIK 919015

                        SECURTIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 1998
                                --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number   0-23678
                       -----------

                                  BIOSEPRA INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                           04-3216867
 -------------------------------                         ----------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
 Organization or Incorporation)                          Identification Number)


                111 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (508) 481-6802
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO
                                     ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                       8,430,581
--------------------------------------              ---------------------------
               Class                                Outstanding at May 14, 1998

                                  BioSepra Inc.

                                      INDEX


                                                                           Page
                                                                           ----

PART I  -  FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements

          Consolidated Condensed Balance Sheets as of
          March 31, 1998 and December 31, 1997                                3

          Consolidated Condensed Statements of Operations for the
          Three Month Periods Ended March 31, 1998 and 1997                   4

          Consolidated Condensed Statements of Cash Flows for the
          Three Month Periods Ended March 31, 1998 and 1997                   5

          Notes to Consolidated Financial Statements                          6


Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8



PART II  -  OTHER INFORMATION                                                11



SIGNATURES                                                                   12

                                  BioSepra Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(In thousands)

                                                                March 31,     December 31,
                         ASSETS                                   1998            1997
                                                                --------      -----------
Current assets:
   Cash and cash equivalents                                    $  3,711       $  2,370
   Restricted cash                                                    --            146
   Accounts receivable                                             2,479          2,376
   Inventories (Note 2)                                            3,088          2,722
   Prepaid and other current assets                                   50             57
                                                                --------       --------
       Total current assets                                        9,328          7,671

Property and equipment, net (Note 3)                               1,501          1,509

Goodwill, net                                                      5,190          5,288
Other assets                                                         467            438
                                                                --------       --------
       Total assets                                             $ 16,486       $ 14,906
                                                                ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, current portion of long-term debt
     and capital lease obligations                              $  2,506       $    488
   Accounts payable                                                  973          1,307
   Related parties payable (Note 4)                                  228            325
   Accrued expenses                                                1,609          1,534
   Accrued restructuring                                              34            161
   Deferred contract revenue                                         141             21
                                                                --------       --------

       Total current liabilities                                   5,491          3,836

Long-term debt and capital lease obligations,
   net of current portion                                            531            690
                                                                --------       --------

       Total liabilities                                           6,022          4,526

Stockholders' equity:
   Common stock                                                       84             84
   Additional paid-in capital                                     40,546         40,515
   Unearned compensation                                            (121)          (161)
   Accumulated deficit                                           (29,598)       (29,722)
   Cumulative translation adjustment                                (447)          (336)
                                                                --------       --------

      Total stockholders' equity                                  10,464         10,380
                                                                --------       --------

      Total liabilities and stockholders' equity                $ 16,486       $ 14,906
                                                                ========       ========



                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                                  BioSepra Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

                                                                       Three month periods
                                                                         Ended March 31,
                                                                       -------------------
                                                                        1998         1997
                                                                       ------       ------
Revenue:
     Product sales                                                     $1,890       $3,388
     Research and development                                             110           --
     License fees                                                          72           --
                                                                       ------       ------
         Total revenue                                                  2,072        3,388

Costs and expenses:
    Cost of products sold                                                 964        1,932
    Selling, general and administrative                                   874        1,256
    Research and development                                              336          558
    Amortization expense                                                  141          232
    Restructuring costs                                                  (351)          --
                                                                       ------       ------
         Total costs and expenses                                       1,964        3,978
                                                                       ------       ------

Income (loss) from operations                                             108         (590)

Other income, net                                                          16          121
                                                                       ------       ------

Net income (loss)                                                      $  124       $ (469)
                                                                       ======       ======


Basic and diluted net income (loss) per share                          $ 0.01       $(0.06)

Basic and diluted weighted average number of common and
  common equivalent shares outstanding                                  8,431        8,416






                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                                  BioSepra Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                           Three-month periods
                                                                             ended March 31,
                                                                           -------------------
                                                                            1998         1997
                                                                           ------       ------

Cash flows from operating activities:
      Net income (loss)                                                    $  124       $ (469)
      Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Depreciation and amortization                                           267          408
      Issuance of warrants                                                     30           --
      Provision for doubtful accounts                                         (13)         (98)
      Loss on disposition of long-term assets                                   1            5
      Changes in operating assets and liabilities:
            Accounts receivable                                              (134)        (191)
            Inventories                                                      (443)         207
            Prepaid and other current assets                                    8          (92)
            Accounts payable                                                 (310)        (110)
            Related parties payable                                           (97)          83
            Accrued expenses                                                   92          104
            Accrued restructuring                                            (127)          --
            Deferred revenue                                                  122          (43)
                                                                           ------       ------

      Net cash used in operating activities                                  (480)        (196)

Cash flows from investing activities:
      Additions to property and equipment                                    (144)        (137)
      Proceeds from sales of equipment                                          3           --
      Decrease in marketable securities                                        --          360
      Decrease in cash in escrow                                              143           --
      Increase in other assets                                                (32)         (43)
                                                                           ------       ------

      Net cash (used in) provided by investing activities                     (30)         180

Cash flows from financing activities:
      Net borrowings under line of credit agreements                        2,000          264
      Long-term borrowings                                                     --           47
      Repayment of long-term borrowings                                      (119)        (114)
                                                                           ------       ------

      Net cash provided by financing activities                             1,881          197

Effect of exchange rate changes on cash
and cash equivalents                                                          (30)         (85)
                                                                           ------       ------

Net increase in cash and cash equivalents                                   1,341           96

Cash and cash equivalents at beginning of period                            2,370        4,142
                                                                           ------       ------

Cash and cash equivalents at end of period                                 $3,711       $4,238
                                                                           ======       ======



                   The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                                  BioSepra Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with BioSepra Inc.'s (the "Company") annual audited financial statements. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three month periods ended March 31, 1998 and 1997.

         The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.       Inventories

         Inventories consist of the following:

                                                             March 31,   December 31,
                                                               1998          1997
                                                             --------    -----------

         Raw material                                         $  690        $  600
         Work in progress                                        250           129
         Finished goods                                        2,148         1,993
                                                              ------        ------
                                                              $3,088        $2,722
                                                              ======        ======


3.       Property and Equipment

         Property and equipment consists of the following:


                                                             March 31,   December 31,
                                                               1998          1997
                                                             --------    -----------

         Property and equipment                              $ 3,931       $ 3,878
         Less accumulated depreciation and amortization       (2,434)       (2,405)
                                                             -------       -------
                                                               1,497         1,473
         Construction in progress                                  4            36
                                                             -------       -------
                                                             $ 1,501       $ 1,509
                                                             =======       =======


4.       Related party transactions

         The payable to related party represents amounts due for certain services and facilities provided by Sepracor Inc. ("Sepracor"), the Company's majority stockholder.

         In January 1996, the Company entered into a promissory note for $350,000 with Sepracor. This amount is payable to Sepracor over sixty monthly installments and does not bear interest. The Company utilized the funds for leasehold improvements to the Company's facilities. As of March 31, 1998, $133,000 was outstanding under the promissory note.

5.       Net Income (Loss) Per Share

         Basic income (loss) per common share is computed by dividing net income
         (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is the same as basic income (loss) per share as the effects of common stock equivalents are antidilutive. Total antidilutive shares of approximately 615,000 and 352,000 for the three months ended March 31, 1998 and 1997, respectively have been excluded from the calculation of weighted average number of potentially diluted common shares outstanding.

6.       Statements of Cash Flows

         Cash payments for interest for the three months ended March 31,1998 and 1997 were $40,000 and $12,000, respectively.

7.       Distribution Agreement

         On March 26, 1998, the Company, Sepracor and Beckman entered into an agreement pursuant to which the Company amended its Distribution Agreement with Beckman and Sepracor amended its Stock Purchase Agreement with Beckman. Under the amendment, the Company granted to Beckman a non-exclusive right to manufacture instruments, is relieved of its obligation to manufacture the instruments for Beckman and sold the discontinued instrument product inventory to Beckman for $250,000. The Company recorded the sale of the inventory as a reduction to the previously recorded restructuring charge.

         Under the original Stock Purchase Agreement, Sepracor issued 312,500 shares of Sepracor's Series B Redeemable Exchangeable Preferred Stock to Beckman in exchange for $5,000,000. Under the amendment, Sepracor redeemed the Series B Preferred Shares for the original purchase price plus accrued dividends totaling $6,850,000.

8.       Comprehensive Income

         The Company adopted Statement of Financial Account Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components in the financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended March 31, 1998 and 1997, comprehensive income would be approximately $111,000 and $238,000, respectively less than reported net income(loss), due to foreign currency translation adjustments.

9.       New Accounting Pronouncements

         The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. This statement will become effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

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

On March 26, 1998, the Company, Sepracor and Beckman entered into an agreement pursuant to which the Company amended its Distribution Agreement with Beckman and Sepracor amended its Stock Purchase Agreement with Beckman. Under the amendment, the Company granted to Beckman a non-exclusive right to manufacture instruments, is relieved of its obligation to manufacture the instruments for Beckman and sold the discontinued instrument product inventory to Beckman for $250,000. The Company recorded the sale of the inventory as a reduction to the previously recorded restructuring charge. Under the original Stock Purchase Agreement, Sepracor issued 312,500 shares of Sepracor's Series B Redeemable Exchangeable Preferred Stock to Beckman in exchange for $5,000,000. Under the amendment, Sepracor redeemed the Series B Preferred Shares for the original purchase price plus accrued dividends totaling $6,850,000.

    Three months ended March 31, 1998 and 1997

Revenue decreased to $2,072,000 for the three months ended March 31, 1998 from $3,388,000 for the same period in 1997. The decrease in revenue is attributed to the discontinuation of the instrument product line and to the fluctuation in the timing of large production-scale orders. This decrease is partially offset by increased license fees and research and development revenue. The Company expects fluctuation in the timing of large production-scale orders to continue to occur in future periods.

Cost of products sold decrease to $964,000 for the quarter ended March 31, 1998 compared to $1,932,000 for the same period in 1997, representing 51% and 57% of product revenue, respectively. The increase in profit margin on product sales in 1998 compared to 1997 is primarily due to the discontinuation of the low margin instrument product line and to favorable product mix. The Company expects that its profit margin will continue to fluctuate in future periods as a result of changes in product mix.

Selling, general and administrative expenses decreased to $874,000 for the three months ended March 31, 1998 from $1,256,000 for the three months ended March 31, 1997. The decrease in expenditures is related to a reduction in overall personnel costs associated with the cost reduction program implemented in December 1997 and to a lesser extent reduced legal fees.

Research and development expenses decreased to $336,000 for the first quarter of 1998 from $558,000 in the first quarter of 1997. This decrease is attributed to an overall reduction in personnel costs offset by additional product development costs.

Amortization expenses decreased to $141,000 for the first quarter of 1998 from $232,000 in the first quarter of 1997. The decrease in amortization expense is primarily attributed to the write down, in the fourth quarter of 1997, of intangible assets to their estimated net realizable.

The Company recorded the sale of the discontinued product line inventory, approximately $351,000, as a reduction to the previously recorded restructuring costs.

Other income, net, decreased to $16,000 for the three months ended March 31, 1998 as compared to $120,000 for the comparable period in 1997. This decrease is attributed to the net effect of foreign currency gains and losses due to changes in the value of the U.S. dollar and increased levels of borrowings.

The Company generated net income of $124,000 for the three months ended
March 31, 1998 compared to a net loss of $469,000 for the three months ended March 31, 1997. The increase is attributed to the cost reduction program implemented in December 1997 and to the sale of inventory from the discontinued instrument product line as described above.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily from net proceeds provided from the Company's initial public offering, funds provided by Sepracor, equipment financing leases and product sales. As of March 31, 1998, the Company had $3,711,000 of cash and cash equivalents and $3,837,000 of working capital. Cash and cash equivalents for the quarter ended March 31, 1998 increased by $1,341,000 from $2,370,000 at December 31, 1997. The Company utilized cash for operations of $510,000 primarily to fund its operations. The Company used cash from investing activities of $30,000 primarily due to increased patent costs and purchased of property and equipment, partially offset by the maturity of cash held in escrow. The Company generated cash from financing activities of $1,911,000 primarily due to additional borrowings under one of the Company's line of credit agreements.

The Company has access to a revolving line of credit under which the Company may borrow up to $3,000,000. This revolving line of credit is guaranteed by Sepracor. As of March 31, 1998, there was $2,000,000 outstanding under this agreement. The agreement requires the Company to maintain certain financial ratios and levels of cash and cash equivalents and tangible capital base. The Company is in compliance with all requirements under this agreement.

As of March 31, 1998, there was $561,000 outstanding under a French loan, which is guaranteed by Sepracor. In addition, Sepracor guarantees certain capital lease obligations of the Company. The outstanding balance of the capital lease obligation guaranteed by Sepracor was $126,000 as of March 31, 1998.

Based upon the Company's current operating plan, the Company believes that its current cash balance is sufficient to fund the Company's operations into mid 1999. The Company's cash requirements may vary materially from those now planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments, the introduction of competitive products, acquisitions and the factors discussed below under "Future Operating Results." Accordingly, the Company may be required to raise additional financing within the next twelve months, and there can be no assurance that such financing will be available on favorable terms, if at all.


FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the ability of the Company to obtain additional financing within the next twelve months, the success of the Company's HyperD media and information with respect to the Company's other plans and strategy for its business, consist of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the following:

The future success of the Company will depend largely on the success of its HyperD media product line, which was introduced in March 1993. There can be no assurance that the Company's HyperD media product line will achieve commercial success and any failure of such products to achieve such success would have a materially adverse effect on the business and results of operations of the Company.

The Company could require additional funds in 1998 if, and to the extent, it fails to achieve its operating plan, which contemplates increases in sales of HyperD media. As of March 31, 1998, Sepracor had guaranteed $2,687,000 of outstanding bank borrowings and lease financing obligations of the Company. At such time, as the Company requires additional financing, there can be no assurance that such financing will be available on favorable terms, if at all. If the Company requires additional financing and such capital is not available on acceptable terms from third parties, Sepracor may, but is not obligated to, guarantee or provide such financing.

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

Other factors that may adversely affect the Company's future operating results include: intense competition from other companies selling or developing biosepration products, the loss of any significant customer, risks attendant to the conduct of business in foreign countries, risks relating to the Company's ability to maintain meaningful patent protection of its proprietary information and the risk of product liability claims associated with the testing, marketing and sale of the Company's media products.

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

Items 1 - 5.  None

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a)     Exhibits

                     10.1 Agreement by and between Beckman Instruments, BioSepra Inc. and Sepracor Inc.

                     27.1   Financial Data Schedule

              b)     Reports on Form 8-K

                     1. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 1998.

                     2. Amendment No. 1 to Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 20, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             BIOSEPRA INC.



Date: May 14, 1998                           /s/ Jean-Marie Vogel
                                             ----------------------------------
                                             Jean-Marie Vogel
                                             President, Chief Executive
                                             Officer and Director
                                             (Principal Executive and Financial
                                             Officer)





Date: May 14, 1998                           /s/ Kathy M. Simpson
                                             ----------------------------------
                                             Kathy M. Simpson
                                             Controller
                                             (Chief Accounting Officer)