Form 10-Q
period 1998-06-30
BIOSEPRA INC
filed 1998-08-13
CIK 919015

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

For the quarterly period ended: June 30, 1998
                                -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number 0-23678
                       -------

                                  BIOSEPRA INC.
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                   04-3216867
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Organization or Incorporation)



                111 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (508) 357-7500
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X]    NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Common Stock, par value $.01 per share                 8,440,051
    --------------------------------------       -----------------------------
                   Class                         Outstanding at August 7, 1998

                                  BioSepra Inc.

                                      INDEX

                                                                           Page
                                                                           ----

PART I  -  FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

        Consolidated Condensed Balance Sheets as of
        June 30, 1998 and December 31, 1997                                  3

        Consolidated Condensed Statements of Operations for the
        Three and Six Month Periods Ended June 30, 1998
        and 1997                                                             4

        Consolidated Condensed Statements of Cash Flows for the
        Periods Ended June 30, 1998 and 1997                                 5

        Notes to Consolidated Condensed Financial Statements                 6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  9


PART II  - OTHER INFORMATION                                                13


SIGNATURES                                                                  15

                                  BioSepra Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(In thousands)

                                                                                June 30,        December 31,
                                      ASSETS                                      1998              1997
                                                                                --------        ------------

Current assets:
   Cash and cash equivalents                                                    $  3,165          $  2,370
   Restricted cash                                                                    --               146
   Accounts receivable                                                             1,941             2,376
   Inventories (Note 2)                                                            3,296             2,722
   Prepaid and other current assets                                                  116                57
                                                                                --------          --------

       Total current assets                                                        8,518             7,671

Property and equipment, net (Note 3)                                               1,491             1,509

Goodwill, net                                                                      5,092             5,288
Other assets                                                                         503               438
                                                                                --------          --------

       Total assets                                                             $ 15,604          $ 14,906
                                                                                ========          ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, current portion of long-term debt
     and capital lease obligations                                              $  2,423          $    488
   Accounts payable                                                                  858             1,307
   Related party payable (Note 4)                                                    166               325
   Accrued expenses                                                                1,496             1,534
   Accrued restructuring                                                              --               161
   Deferred contract revenue                                                         157                21
                                                                                --------          --------

       Total current liabilities                                                   5,100             3,836

Long-term debt and capital lease obligations, net of current portion                 447               690
                                                                                --------          --------

       Total liabilities                                                           5,547             4,526

Stockholders' equity:
   Common stock                                                                       84                84
   Additional paid-in capital                                                     40,546            40,515
   Unearned compensation                                                             (81)             (161)
   Accumulated deficit                                                           (30,133)          (29,722)
   Cumulative translation adjustment                                                (360)             (336)
                                                                                --------          --------

      Total stockholders' equity                                                  10,057            10,380
                                                                                --------          --------

      Total liabilities and stockholders' equity                                $ 15,604          $ 14,906
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

                                  BioSepra Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

                                                  Three-month periods          Six-month periods
                                                     ended June 30,              ended June 30,
                                                  -------------------        ---------------------
                                                   1998         1997          1998           1997
                                                  ------       ------        ------        -------

Revenue:

  Product sales                                   $1,615       $1,606        $3,505        $ 4,994
  License fees                                        15          600            88            600
  Research and development                            48          128           158            128
                                                  ------       ------        ------        -------

        Total revenue                              1,678        2,334         3,751          5,722

Costs and expenses:

  Cost of products sold                            1,011          994         1,975          2,926
  Selling, general and administrative                667        1,295         1,543          2,551
  Research and development                           346          474           681          1,032
  Amortization expense                               141          232           282            464
  Restructuring costs (benefit) (Note 7)              --           --          (351)            --
                                                  ------       ------        ------        -------

         Total costs and expenses                  2,165        2,995         4,130          6,973
                                                  ------       ------        ------        -------

Loss from operations                                (487)        (661)         (379)        (1,251)

Other income (expenses), net                         (48)          32           (32)           153
                                                  ------       ------        ------        -------

Net Loss                                          $ (535)      $ (629)       $ (411)       $(1,098)
                                                  ======       ======        ======        =======


Basic and dilutive net loss per share             $(0.06)      $(0.07)       $(0.05)       $ (0.13)


Weighted average number of common and
  common equivalent shares outstanding             8,431        8,419         8,431          8,418







                   The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                                  BioSepra Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                              Six-month periods
                                                                                ended June 30,
                                                                            ---------------------
                                                                             1998           1997
                                                                            ------        -------

Cash flows from operating activities:
      Net loss                                                              $ (411)       $(1,098)
      Adjustments to reconcile net loss to net
          cash used in operating activities:
          Depreciation and amortization                                        537            817
          Provision for doubtful accounts                                     (235)            93
          Loss on disposition of long-term assets                                7              5
          Changes in operating assets and liabilities:
              Accounts receivable                                              661            834
              Inventories                                                     (589)           (70)
              Prepaid and other current assets                                 (59)           (61)
              Accounts payable                                                (441)          (266)
              Related party payable                                           (241)            84
              Accrued expenses                                                 (35)           (41)
              Accrued restructuring                                           (161)           (13)
              Deferred revenue                                                 137           (618)
                                                                            ------        -------

      Net cash used in operating activities                                   (830)          (334)
                                                                            ------        -------

Cash flows from investing activities:
      Additions to property and equipment                                     (262)          (164)
      Proceeds from sales of equipment                                          11             --
      Decrease in marketable securities                                         --            360
      Decrease in restricted cash                                              146             --
      Increase in other assets                                                 (71)           (71)
                                                                            ------        -------

      Net cash (used in) provided by investing activities                     (176)           125
                                                                            ------        -------

Cash flows from financing activities:
      Proceeds from issuance of common stock to minority stockholders           31             22
      Borrowings under line of credit agreements                             2,020             64
      Long-term borrowings                                                      --             47
      Repayment of long-term borrowings                                       (239)          (238)
                                                                            ------        -------

      Net cash provided by (used in) financing activities                    1,812           (105)
                                                                            ------        -------

Effect of exchange rate changes on cash
and cash equivalents                                                           (11)          (141)
                                                                            ------        -------

Net increase (decrease) in cash and cash equivalents                           795           (455)

Cash and cash equivalents at beginning of period                             2,370          4,142
                                                                            ------        -------
Cash and cash equivalents at end of period                                  $3,165        $ 3,687
                                                                            ======        =======


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

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the periods ended June 30, 1998 and 1997.

         The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.       Inventories

         Inventories consist of the following:

                                                June 30,     December 31,
                                                  1998          1997
                                                --------     ------------

             Raw materials                       $  807         $  600
             Work in progress                       255            129
             Finished goods                       2,234          1,993
                                                 ------         ------

                                                 $3,296         $2,722
                                                 ======         ======

3.       Property and Equipment

         Property and equipment consists of the following:

                                                June 30,     December 31,
                                                  1998           1997
                                                --------     -----------

             Property and equipment             $ 4,026        $ 3,878
             Less accumulated depreciation
                and amortization                 (2,535)        (2,405)
                                                -------        -------
                                                  1,491          1,473
             Construction in progress                --             36
                                                -------        -------

                                                $ 1,491        $ 1,509
                                                =======        =======

4.       Related party transactions

         The payable to related party represents amounts due for certain services and facilities provided by Sepracor Inc. ("Sepracor"), the Company's majority stockholder.

         In January 1996, the Company entered into a promissory note for $350,000 with Sepracor. This amount is payable to Sepracor over sixty months and does not bear interest. The Company utilized the funds for leasehold improvements to the Company's facilities. As of June 30, 1998, $204,000 was outstanding under the promissory note.

5.       Basic and Dilutive Net Loss Per Share

         Basic income (loss) per common share is computed by dividing net income
         (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is the same as basic income (loss) per share as the effects of common stock equivalents are antidilutive. Total antidilutive shares of 612,000 and 432,000 for the three months ended June 30, 1998 and 1997, respectively have been excluded from the calculation of weighted average number of potentially diluted common shares outstanding.

6.       Statements of Cash Flows

         Cash payments for interest for the six months ended June 30, 1998 and 1997 were $98,000 and $33,000, respectively.

7.       Distribution Agreement

         On March 26, 1998, the Company, Sepracor, and Beckman Instruments, Inc. ("Beckman") entered into an agreement pursuant to which the Company amended its Distribution Agreement with Beckman and Sepracor amended its Stock Purchase Agreement with Beckman. Under the amendment, the Company granted to Beckman a non-exclusive right to manufacture instruments, is relieved of its obligation to manufacture the instruments for Beckman and sold the discontinued instrument product inventory to Beckman for $250,000. The Company recorded the sale of the inventory as a reduction to the previously recorded restructuring charge in the first quarter.

8.       Comprehensive Income

         The Company adopted Statement of Financial Account Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components in the financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the six months ended June 30, 1998 and 1997, comprehensive loss would be approximately $23,000 and $386,000, respectively greater than reported net loss, due to foreign currency translation adjustments.

9.       New Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. This statement will become effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    Overview

BioSepra Inc. and subsidiaries (the "Company") develops, manufactures and sells chromatographic media and systems for use by biopharmaceutical companies in the purification and production of biopharmaceuticals. The Company's products enable pharmaceutical companies to reduce the time and cost required to develop and manufacture biopharmaceuticals. The Company supplies its process chromatography media and other proprietary products to drug manufacturers for use in the commercial production of a wide range of biopharmaceuticals. Among these are interferon, insulin, human growth hormone, special enzymes and vaccines.

    Three and six months ended June 30, 1998 and 1997

Revenue decreased to $1,678,000 for the three months ended June 30, 1998 from $2,334,000 for the same period in 1997. Revenue for the six months ended June 30, 1998 decreased to $3,751,000 compared to $5,722,000 for the same period in 1997. The decrease in revenue is attributed to $600,000 of non-recurring licensing revenue in the second quarter of 1997, and to the discontinuation of the instrument product line at the end of 1997.

Cost of products sold as a percentage of product sales was 62.6% for the three months ended June 30, 1998 compared to 61.8% for the same period in 1997. For the six months ended June 30, 1998 and 1997 the cost of products sold as a percentage of product sales was 56.3% and 58.6%, respectively. The Company expects that its gross profit margins will fluctuate in future periods because of changes in product mix.

Selling, general and administrative expenses decreased to $667,000 for the three months ended June 30, 1998 from $1,295,000 for the three months ended June 30, 1997. For the first six months of 1998, selling, general and administrative expenses decreased to $1,543,000 from $2,551,000 for the comparable period in 1997. The decrease in expenditures is related primarily to a reduction in overall personnel costs associated with the cost reduction program implemented in December 1997.

Research and development expenses decreased to $346,000 for the second quarter of 1998 from $474,000 in the second quarter of 1997. For the first six months of 1998, research and development expenses decreased to $681,000 from $1,032,000 for the comparable period in 1997. This decrease is primarily attributable to the instrument product line discontinued at the end of 1997.

Amortization expenses decreased to $141,000 for the second quarter of 1998 from $232,000 in the second quarter of 1997. For the first six months of 1998, amortization expense decreased to $282,000 from $464,000 for the comparable period in 1997. The decrease in amortization expense is primarily attributable to the write down, in the fourth quarter of 1997, of intangible assets to their estimated net realizable in accordance with SFAS No 121.

Other income (expense), net, was $(48,000) for the three months ended June 30, 1998 as compared to other income, net of $32,000 for the comparable period in 1997. Other income (expense), net was $(32,000) for the six months ended June 30, 1998 as compared to other income, net of $153,000 for the comparable period in 1997. This change is due to the increase in interest expense from the activation of the line of credit in 1998 and foreign currency exchange gains recognized in the previous year.

The Company's net loss decreased to $535,000 for the three months ended June 30, 1998 compared to net loss of $629,000 for the three months ended June 30, 1997. For the first six months of 1998, the Company's net loss decreased to $411,000 from $1,098,000 for the comparable period in 1997. The decrease is attributed to reduced operating expenses offset by reduced revenue as described above.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily from net proceeds provided from the Company's initial public offering, funds provided by Sepracor, equipment financing leases and product sales. As of June 30, 1998, the Company had $3,165,000 of cash and cash equivalents and $3,418,000 of working capital. Cash and cash equivalents for the quarter ended June 30, 1998 increased by $649,000 from $2,516,000 at December 31, 1997. The Company utilized cash for operations of $830,000 primarily to fund its operations. The Company used cash from investing activities of $176,000 primarily due to increased patent costs and purchases of property and equipment, partially offset by the maturity of cash held in escrow. The Company generated cash from financing activities of $1,812,000 primarily due to $2,000,000 additional borrowings under one of the Company's line of credit agreements with a bank.

The Company has access to a revolving line of credit under which the Company may borrow up to $3,000,000. Sepracor guarantees this revolving line of credit. As of June 30, 1998, there was $2,000,000 outstanding under this agreement.

As of June 30, 1998, there was $516,000 outstanding under a French loan, which is guaranteed by Sepracor. In addition, Sepracor guarantees certain capital lease obligations of the Company. The outstanding balance of the capital lease obligation guaranteed by Sepracor was $102,000 as of June 30, 1998.

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

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognized a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, failure of the Company, its customer or vendors to resolve such processing issues in a timely manner, could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Because of the foregoing factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may continue to fluctuate from period to period in the future.

PART II.
OTHER INFORMATION

Items 1 - 3.   None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on May 26, 1997, the following proposals were adopted by the vote specified below:

                                                                                                               Broker
                Proposal                                             For            Against     Abstain       Non-votes
                -------------------------------------------------------------------------------------------------------

         1.  Election of Directors
                Timothy J. Barberich                              8,096,053          38,875           0
                William M. Cousins, Jr                            8,096,053          38,875           0
                Alexander M. Klibanov, Ph.D.                      8,096,053          38,875           0
                Paul A. Looney                                    8,096,053          38,875           0
                Riccardo Pigliucci                                8,096,053          38,875           0
                William E. Rich, Ph.D.                            8,096,053          38,875           0
                David P. Southwell                                8,096,053          38,875           0
                Jean-Marie Vogel                                  8,095,053          39,875           0


         2.  Approve the amendment to the Company's
             1994 Director Stock Option Plan                      5,872,029         119,682       1,105       2,142,112

         3.  Approve the amendment to the Company's
             1997 Stock Incentive Plan                            5,830,629         149,182      13,005       2,142,112

Item 5.  None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a) Exhibits
               None

         b) Reports on Form 8-K
               None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    BIOSEPRA INC.


Date: August 12, 1998               /s/ Jean-Marie Vogel
                                    --------------------------------------------
                                    Jean-Marie Vogel
                                    President, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)



Date: August 12, 1998               /s/ Philip V. Holberton
                                    --------------------------------------------
                                    Philip V. Holberton
                                    Chief Financial Officer
                                    (Principal Financial and Accounting officer)