Form 10-Q
period 1998-09-30
BIOSEPRA INC
filed 1998-11-16
CIK 919015

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 1998

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-23678

                                  BIOSEPRA INC.
                  (Exact Name of Registrant as Specified in its Charter)

             Delaware                                     04-3216867
(State or Other Jurisdiction of            (IRS Employer Identification Number)
Organization or Incorporation)




                111 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
               (Address of Principal Executive Offices) (Zip Code)

                                 (508) 357-7500
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X     NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.01 per share                8,439,500
--------------------------------------        --------------------------
                  Class                       Outstanding at November 4, 1998

                                  BioSepra Inc.

                                      INDEX


                                                                           Page

PART I  -  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

       Consolidated Condensed Balance Sheets as of
       September 30, 1998 and December 31, 1997                              3

       Consolidated Condensed Statements of Operations for the
       Three-months and Nine-Months Ended September 30, 1998
       and 1997                                                              4

       Consolidated Condensed Statements of Cash Flows for the Nine-months
       Ended September 30, 1998 and 1997                                     5

       Notes to Consolidated Condensed Financial Statements                  6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8



PART II  - OTHER INFORMATION                                                11



SIGNATURES                                                                  12

                                  BioSepra Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
(In thousands)

                                                    September 30,     December 31,
                     ASSETS
                                                       1998              1997
                                                       ----              ----
Current assets:
   Cash and cash equivalents                          $  2,798       $  2,370
   Restricted cash                                        --              146
   Accounts receivable                                   1,371          2,376
   Inventories (Note 2)                                  3,623          2,722
   Prepaid and other current assets                         92             57
                                                      --------       --------

       Total current assets                              7,884          7,671

Property and equipment, net (Note 3)                     1,432          1,509

Goodwill, net                                            4,994          5,288
Other assets                                               513            438
                                                      --------       --------

       Total assets                                   $ 14,823       $ 14,906
                                                      ========       ========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, current portion of long-term
debt and capital lease obligations                    $  2,400       $    488
   Accounts payable                                        610          1,307
   Related party payable (Note 4)                          354            325
   Accrued expenses                                      1,693          1,534
   Accrued restructuring                                   --             161
   Deferred contract revenue                                87             21
                                                      --------       --------

       Total current liabilities                         5,144          3,836

Long-term debt and capital lease obligations,              374            690
net of current portion
                                                      --------       --------
       Total liabilities                                 5,518          4,526

Stockholders' equity:
   Common stock                                             84             84
   Additional paid-in capital                           40,555         40,515
   Unearned compensation                                   (40)          (161)
   Accumulated deficit                                 (31,219)       (29,722)
   Cumulative translation adjustment                       (75)          (336)
                                                      --------       --------

      Total stockholders' equity                      $  9,305       $ 10,380
                                                      --------       --------

      Total liabilities and stockholders' equity      $ 14,823       $ 14,906
                                                      ========       ========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                  BioSepra Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

                                                   Three - months              Nine - months
                                                    ended Sept 30,            ended Sept 30,
                                                1998         1997           1998          1997
                                                ----         ----           ----          ----
Revenue:
  Product sales                               $ 1,178       $ 1,523       $ 4,683       $ 6,517
  License fees                                   --            --              88           600
  Research and development                         48            56           206           184
                                              -------       -------       -------       -------

        Total revenue                           1,226         1,579         4,977         7,301

Costs and expenses:

  Cost of products sold                           941           811         2,916         3,737
  Selling, general and administrative           1,020         1,182         2,562         3,733
  Research and development                        274           361           955         1,393
  Amortization expense                            141           202           424           666
  Restructuring costs (benefit)(Note 7)          --            --            (351)         --
                                              -------       -------       -------       -------

         Total costs and expenses               2,376         2,556         6,506         9,529
                                              -------       -------       -------       -------

Loss from operations                           (1,150)         (977)       (1,529)       (2,228)

Other income (expenses), net                       64             9            33           162
                                              -------       -------       -------       -------

Net Loss                                      $(1,086)      $  (969)      $(1,496)      $(2,066)
                                              =======       =======       =======       =======

Basic and diluted net loss per share          $ (0.13)      $ (0.11)      $ (0.18)      $ (0.25)

Weighted average number of common
   shares outstanding, Basic and Diluted        8,446         8,426         8,437         8,421

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                  BioSepra Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(In thousands)

                                                                     Nine- months
                                                                 ended September 30,
                                                                 1998          1997
                                                                 ----          ----
Cash flows from operating activities:
      Net loss                                                 $(1,496)      $(2,066)
      Adjustments to reconcile net loss to net
          cash used in operating activities:
          Depreciation and amortization                            827          1201
          Provision for doubtful accounts                         (209)          276
          Loss on disposition of long-term assets                    7             4
          Changes in operating assets and liabilities:
              Accounts receivable                                1,094           718
              Inventories                                         (669)         (439)
              Prepaid and other current assets                     (35)          (82)
              Accounts payable                                    (733)         (341)
              Related party payable                                (53)          214
              Accrued expenses                                     105          (198)
              Accrued restructuring                               (161)          (13)
              Deferred revenue                                      60          (509)
                                                               -------       -------

      Net cash used in operating activities                     (1,263)       (1,235)

Cash flows from investing activities:
      Additions to property and equipment                         (286)         (282)
      Proceeds from sales of equipment                              12          --
      Decrease in marketable securities                           --              18
      Decrease in restricted cash                                  146          --
      Increase in other assets                                     (94)         (131)
                                                               -------       -------

      Net cash used in investing activities                       (222)          (35)
                                                               -------       -------
Cash flows from financing activities:
      Proceeds from issuance of common stock                        40            23
      Borrowings under line of credit agreements                 2,002            36
      Long-term borrowings                                        --              49
      Repayment of long-term borrowings                           (365)         (358)
                                                               -------       -------
      Net cash provided by (used in) financing activities        1,677          (250)
                                                               -------       -------
Effect of exchange rate changes on cash
and cash equivalents                                               236          (140)
                                                               -------       -------

Net increase (decrease) in cash and cash equivalents               428        (1,660)

Cash and cash equivalents at beginning of period                 2,370         4,142
                                                               -------       -------
Cash and cash equivalents at end of period                     $ 2,798       $ 2,482
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

      Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the periods ended September 30, 1998 and 1997.

      The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.    Inventories

      Inventories consist of the following:

                             September 30,     December 31,
                                 1998              1997
                             ----------        -----------
Raw materials                  $  858               $  600
Work in progress                  201                  129
Finished goods                  2,564                1,993
                                -----                -----
                               $3,623               $2,722
                               ======               ======


3.    Property and Equipment

      Property and equipment consists of the following:

                                           September 30,         December 31,
                                              1998                   1997
                                           ------------          --------------
Property and equipment                      $ 4,366                $ 3,878
Less accumulated depreciation
   and amortization                          (2,934)                (2,405)
                                            -------                -------
                                              1,432                  1,473
Construction in progress                       --                       36
                                            -------                -------
                                            $ 1,432                $ 1,509
                                            =======                =======

4.    Related party transactions

      The payable to related party represents amounts due for certain services and facilities provided by Sepracor Inc. ("Sepracor"), the Company's majority stockholder.

      In January 1996, the Company entered into a promissory note for $350,000 with Sepracor. This amount is payable to Sepracor over sixty months and does not bear interest. The Company utilized the funds for leasehold improvements to the Company's facilities. As of September 30, 1998, $184,000 was outstanding under the promissory note.

5.    Basic and Dilutive Net Loss Per Share

      Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share as the effects of common stock equivalents are antidilutive for all periods presented. Total antidilutive shares of 1,657,000 for the three months ended September 30, 1998 have been excluded from the calculation of weighted average number of potentially diluted common shares outstanding.

6.    Statements of Cash Flows

      Cash payments for interest for the nine months ended September 30, 1998 and 1997 were $139,000 and $52,000, respectively.

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

8.    Comprehensive Income

      The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components in the financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the nine months ended September 30, 1998 and 1997, comprehensive loss would be approximately $260,000 lower and $386,000 greater than reported net loss, respectively, due to foreign currency translation adjustments.

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

   Three and nine months ended September 30, 1998 and 1997

Revenue decreased to $1,178,000 for the three months ended September 30, 1998 from $1,523,000 for the same period in 1997. Revenue for the nine months ended September 30, 1998 decreased to $4,977,000 compared to $7,301,000 for the same period in 1997. The decrease in revenue is attributed to $600,000 of non-recurring licensing revenue recognized in the second quarter of 1997, and to the discontinuation of the instrument product line at the end of 1997.

Cost of products sold as a percentage of product sales was 79.9% for the three months ended September 30, 1998 compared to 53.3% for the same period in 1997. For the nine months ended September 30, 1998 and 1997 the cost of products sold as a percentage of product sales was 62.3% and 57.3%, respectively. The increase cost percentage is a result of the cost to implement improvements in manufacturing processes and an adverse yield for a specific product sale in the three months ended September 30, 1998.

Selling, general and administrative expenses decreased to $1,020,000 for the three months ended September 30, 1998 from $1,182,000 for the three months ended September 30, 1997. For the first nine months of 1998, selling, general and administrative expenses decreased to $2,562,000 from $3,733,000 for the comparable period in 1997. The decrease in expenditures is related primarily to a reduction in overall personnel costs associated with the cost reduction program implemented in December 1997.

Research and development expenses decreased to $274,000 for the third quarter of 1998 from $361,000 for the third quarter of 1997. For the first nine months of 1998, research and development expenses decreased to $955,000 from $1,393,000 for the comparable period in 1997. This decrease is primarily attributable to the instrument product line discontinued at the end of 1997.

Amortization expenses decreased to $141,000 for the third quarter of 1998 from $202,000 in the third quarter of 1997. For the first nine months of 1998, amortization expense decreased to $424,000 from $666,000 for the comparable period in 1997. The decrease in amortization expense is primarily attributable to the write down, in the fourth quarter of 1997, of intangible assets to their estimated net realizable value in accordance with SFAS No 121.

Other income, net, was $64,000 for the three months ended September 30, 1998 as compared to other income, net of $9,000 for the comparable period in 1997. The increase was attributable to gain on sale of an asset partially offset by higher interest expense from borrowings under the line of credit in the beginning of 1998. Other income, net was $33,000 for the nine months ended September 30, 1998 as compared to other income, net of $162,000 for the comparable period in 1997. This change is due to the increase in interest expense from borrowings under the line of credit in early 1998 and foreign currency exchange gains recognized in the previous year.

The Company's net loss increased to $1,086,000 for the three months ended September 30, 1998 compared to the net loss of $969,000 for the three months ended September 30, 1997. The increase is attributable to the reduced revenue resulting from the discontinuation of a product line at the end of 1997 and the increase cost of goods sold percentage described earlier. For the first nine months of 1998, the Company's net loss decreased to $1,496,000 from $2,066,000 for the comparable period in 1997. The decrease is attributed to reduced operating expenses offset by reduced revenue as described above.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily from net proceeds provided from the Company's initial public offering, funds provided by Sepracor, borrowings under a line of credit agreement, equipment financing leases and product sales. As of September 30, 1998, the Company had $2,798,000 of cash and cash equivalents and $2,740,000 of working capital. Cash and cash equivalents for the quarter ended September 30, 1998 increased by $282,000 from $2,516,000 at December 31, 1997. The Company utilized cash for operations of $1,263,000 primarily to fund its operations. The Company used cash for investing activities of $222,000 primarily due to increased patent costs and purchases of property and equipment, partially offset by the maturity of cash held in escrow. The Company generated cash from financing activities of $1,677,000 primarily due to $2,000,000 additional borrowings under one of the Company's line of credit agreements with a bank.

The Company has access to a revolving line of credit under which the Company may borrow up to $3,000,000. Sepracor guarantees this revolving line of credit. As of September 30, 1998, there was $2,000,000 outstanding under this agreement.

As of September 30, 1998, there was $469,000 outstanding under a French loan, which is guaranteed by Sepracor. In addition, Sepracor guarantees certain capital lease obligations of the Company. The outstanding balance of the capital lease obligation guaranteed by Sepracor was $77,000 as of September 30, 1998.

Based upon the Company's current operating plan, the Company believes that its current cash balance is sufficient to fund the Company's operations into mid 1999. The Company's cash requirements may vary materially from those now planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments, the introduction of competitive products, acquisitions and the factors discussed below under "Future Operating Results." Accordingly, the Company may be required to raise additional financing within the next year, and there can be no assurance that such financing will be available on favorable terms, if at all.


FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the ability of the Company to obtain additional financing within the next year, the success of the Company's HyperD media and information with respect to the Company's other plans and strategy for its business, consist of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the following:

The future success of the Company will depend largely on the success of its HyperD media product line, which was introduced in March 1993. There can be no assurance that the Company's HyperD media product line will achieve commercial success and any failure of such products to achieve such success would have a materially adverse effect on the business and results of operations of the Company.

The Company could require additional funds in 1999 if, and to the extent, it fails to achieve its operating plan. At such time, as the Company requires additional financing, there can be no assurance that such financing will be available on favorable terms, if at all. In addition, the Company is considering various strategic alternatives with respect to its business, including, but not limited to, strategic alliances.

There can be no assurance that the Company will be successful in implementing any strategic alternative in a timely fashion or at all or on terms favorable to the Company or its stockholders.

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

Other factors that may adversely affect the Company's future operating results include: intense competition from other companies selling or developing bioseperation products, the loss of any significant customer, risks attendant to the conduct of business in foreign countries, risks relating to the Company's ability to maintain meaningful patent protection of its proprietary information and the risk of product liability claims associated with the testing, marketing and sale of the Company's media products.

Because of the foregoing factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may continue to fluctuate from period to period in the future.

Year 2000

The Company has completed the assessment of its requirements to become year 2000 compliant and will begin shortly to assess the readiness of its suppliers. The Company has determined it needs to upgrade certain of its computer hardware and software and will be proceeding with this planned purchase before the end of 1998. Costs to become fully compliant with year 2000 requirements are expected to be less than $100,000. In the event that it encounters year 2000 problems, it has a contingency plan in place to minimize the disruption to its ongoing business operations.

Euro Currency

The participating member countries of the European and Monetary Union have agreed to adopt the Euro as the Common legal currency on January 1, 1999. On that same date, they will establish the fixed conversion rates between their existing sovereign currencies and the Euro. Consequently, the Company and the computer software used by the Company with respect to its European operations will need to be Euro-enabled. The Company intends to convert all of the tax accounting and financial software used with respect to its French subsidiary to the Euro System and expects that it will be able to accommodate any required Euro changes. However, there can be no assurance that the Company's software will contain all of the necessary changes to meet the Euro requirements.

PART II.
OTHER INFORMATION


Items 1 - 4.  None

Item 5.  Other Information

          Any proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, that a stockholder wishes to be considered for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 24, 1998

          Written notice of shareholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before March 9, 1999, in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement shall be granted discretionary authority with respect to any shareholder proposals of which the Company does not receive timely notice.

Item 6.  Exhibits and Reports on Form 8-K

      a) Exhibits

              10.3 Lease for new facility of BioSepra, SA (translated from French to English)

      b) Reports on Form 8-K

              None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                BIOSEPRA INC.


Date: November 13, 1998                      /s/   Jean-Marie Vogel
                                          -----------------------------
                                              Jean-Marie Vogel
                                         President, Chief Executive
                                            Officer and Director
                                         (Principal Executive Officer)





Date: November 13, 1998                    /s/   Philip V. Holberton
                                          -----------------------------
                                             Philip V. Holberton
                                           Chief Financial Officer
                                    (Principal Financial and Accounting Officer)