Form 10-K405
period 1998-12-31
BIOSEPRA INC
filed 1999-03-23
CIK 919015

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                           COMMISSION FILE NO. 0-23678

                                  BIOSEPRA INC
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                    04-3216867
  -------------------------------              -------------------------------
  (STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                111 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
--------------------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 357-7500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
                                 TITLE OF CLASS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes _X_  No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $2,388,271, based on the last reported sale price of the Common Stock on the OTC: Bulletin Board on March 5, 1999.

     Number of shares outstanding of the registrant's class of Common Stock as of March 5, 1999: 8,456,059.

                      DOCUMENTS INCORPORATED BY REFERENCE:
    Proxy Statement for the 1999 Annual Meeting of Stockholders - Part III.

                                     PART I

ITEM 1.  BUSINESS

      BioSepra Inc. ("BioSepra" or the "Company") develops, manufactures and sells chromatographic media for use by pharmaceutical companies in the purification and production of biopharmaceuticals. BioSepra's products enable pharmaceutical companies to reduce the time and cost required to develop and manufacture biopharmaceuticals. The Company's media products are currently used by pharmaceutical companies in the production of several commercial biopharmaceuticals, including interferons, insulin, human growth hormone, special enzymes and vaccines. On January 5, 1999, the Company announced the acquisition of a 51% interest in Biosphere Medical, S.A. and completed the acquisition on February 25, 1999.

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

      On January 5, 1999, the Company announced the acquisition of a 51% interest in Biosphere Medical, S.A. and completed the acquisition on February 25, 1999. The principle purpose for the acquisition is to gain access to product know-how and CE (European equivalent to the FDA) approval of Biosphere's product Embospheres(TM), a spherical bead used in three medical applications within the European medical community. The Company believes that this technology has applicability for the treatment of uterine fibroids without surgical intervention, a procedure known as Uterine Fibroid Embolization.

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

      The Company believes that the market for improved chromatographic media will continue to grow as biopharmaceutical and pharmaceutical companies develop and commercialize biopharmaceuticals at an accelerating pace. As of December 31, 1998, over 80 recombinant biopharmaceuticals had been approved by the United States Food and Drug Administration ("FDA") for commercial sale. United States biotechnology companies currently have over 200 therapeutics in human clinical development and it is estimated that over 1,500 biopharmaceuticals are in various stages of development.

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

      Therapeutic monoclonal antibodies are used in very high doses as compared with most other biopharmaceuticals. Hormones, vaccines, growth factors and immune-system modulators, for example, all act as catalysts that stimulate a biological response. Therefore, they need only be present in the body in relatively small doses. Antibodies, on the other hand, act directly on disease-causing agents, binding to them and removing them from circulation. They are most effective when available in larger quantities and for extended periods of time.

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

PRODUCTS

      BioSepra has developed chromatographic media products to enable biopharmaceutical companies to increase the productivity of their purification processes. The media products are based on established technologies, including its Hyper D(R) media and new in-licensed technology.

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

      BioSepra currently intends to reinforce its chromatography media product line with the development of products specifically designed for the purification of various classes of monoclonal antibodies. For example, in 1996, BioSepra introduced CM HyperD, a high capacity ion-exchange media specifically designed for the purification of IgGs -- the largest class of monoclonal antibodies. The increased benefits of CM HyperD are due to targeted performance characteristics which, the Company believes, will differentiate it from competitive protein purification products. The Company has introduced in 1998 its protein-A ceramic HyperD products with increased NaOH compatibility compared to existing competitive products.

      There can be no assurance that companies using HyperD media for the production of monoclonal antibody based drugs will be successful in producing such drugs or that additional companies will use HyperD media for such purpose in the future.

      In 1997, the Company further developed its market position with respect to antibody purification by gaining access to several families of ligands. The Company entered into a long-term supply agreement for recombinant protein-A, a key ligand for antibody purification. The Company also obtained a worldwide exclusive license for chromatography to a family of peptide mimetics of protein-A and licensed hydrophobic charge induction ("HCI") technology for the purification of antibodies. HCI purification does not require large amounts of salt, which is used in older hyrodphillic products and has been traditionally associated with high cost, disposal issues and additional purification steps.

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

OTHER MEDIA PRODUCTS

      The Company offers a line of other chromatographic media products, most of which were introduced in the 1980s. These products, which were developed for use primarily in the blood fractionation industry still account for a significant percentage of the Company's sales. The Company plans to continue to sell these media products for use in existing commercial scale processes that use these products, as well as new applications that do not require the high bioprocessing performance of HyperD.

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

      The Company expects that sales of its historical line of chromatography bioprocessing products will not increase in 1999 and that the future success of its business will depend on market acceptance of the Company's more recent products, such as HyperD, in the faster growing markets of the biopharmaceutical industry such as monoclonal antibodies. However, there can be no assurance that the Company's more recent products - HCI, for example -- will be developed successfully and/or achieve market acceptance.

COMPETITION

      The Company encounters intense competition in the sale of its current and future products. The Company's principal competitors are Amersham-Pharmacia-Biotech ("Pharmacia"), Bio-Rad, and PerSeptive Biosystems, Inc. ("PerSeptive"), a subsidiary of Perkin-Elmer Corp. These competitors as well as certain other companies selling or developing products for the bioseparations market, have financial, marketing and other resources greater than those of the Company. In addition, certain competitors have had long-term relationships with many of the Company's existing and potential customers. The Company competes primarily on the basis of product price and performance (speed resolution and capacity) and production capability.

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

MARKETING AND SALES

      In 1998, the Company marketed its products to the biopharmaceutical industrial market through direct sales efforts in the United States and some parts of Europe and through distributors in certain other countries. The Company markets and sells its products through field sales representatives and distributors, supported by application specialists, product managers, and technical support/application development personnel in the Company's research and development department. Pursuant to the Company's agreement with Beckman, Beckman distributes worldwide certain HyperD media products.

      In 1996, 1997 and 1998, 47%, 43% and 75% respectively, of the Company's sales were outside the United States. In 1996, 1997 and 1998, media and biochemicals accounted for 69%, 61% and 92% respectively, of the Company's revenues. The increase in 1998 for media and biochemicals, as a percentage of total revenues, is due to the discontinuation of the instrument business at the end of 1997.

      In 1998, sales to two major biopharmaceutical companies accounted for 22% and 11% of the Company's revenues, respectfully. The loss of either or both of these customers could have a material adverse effect on the results of operations of the Company.

RESEARCH AND DEVELOPMENT

      BioSepra's research and development group consists of 13 persons. The Company's research and development efforts are primarily dedicated to the development of chromatographic products to speed up and optimize process design and development and reduce production time and cost for biopharmaceutical drug development and manufacture with a specific focus on monoclonal antibodies and the genomics and gene therapy markets. During 1996, 1997 and 1998, the Company spent $2,399,000, $1,859,000 and $1,299,000 respectively, on research and development.

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

EMPLOYEES

     As of March 1, 1999, BioSepra, Inc. and its wholly owned subsidiary BioSepra S.A. employed 50 persons, of whom 13 were primarily engaged in research and development activities, 14 in manufacturing, and the remainder in marketing, sales, administration and accounting. Of the 50 persons, 11 are located in the United States and 39 in Europe.

     The Company's recently completed acquisition of a 51% interest in Biosphere Medical, S.A (see "Recent Developments"). Biosphere Medical, S.A. has 27 employees, of which 11 are in engaged in manufacturing and 16 in sales, marketing and administration.

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

RELATIONSHIP WITH SEPRACOR

      Sepracor owns approximately 64% of the outstanding capital stock of the Company. Sepracor is a leading specialty pharmaceutical company focused on the cost-effective development of safer, purer and more effective drugs that are improved versions of widely prescribed pharmaceutical compounds. Under applicable provisions of the Delaware General Corporation Law, Sepracor will have the ability, acting alone, to approve any action requiring approval of the holders of a majority of the outstanding shares of Common Stock.

      Technology Transfer and License Agreement. In January 1994, The Company and Sepracor entered into a Technology Transfer and License Agreement (the "Technology Transfer Agreement") pursuant to which Sepracor transferred to the Company all technology owned or controlled by Sepracor, including trade secrets, patents and patent applications, that relates to and is used in researching, developing or manufacturing products in the "Company Field." The Company Field means generally the separation of biological molecules. The Technology Transfer Agreement expired on January 1, 1998. Pursuant to the Technology Transfer Agreement, the Company has granted to Sepracor a perpetual royalty-free, exclusive license to the transferred technology for the development, manufacture, use or sale of any products within the field of chiral synthesis, chiral separations and the development, manufacture, use or sale of chiral drugs and chiral drug intermediates (the "Sepracor Field"), as well as a non-exclusive license to the transferred technology for the development, manufacture, use or sale of any products outside the Company Field. In addition, Sepracor granted a perpetual royalty-free, exclusive license to the Company for any improvements to the transferred technology useful in the Company Field which are developed, or otherwise acquired, by Sepracor during the term of the agreement ("Improvements"). Although the license granted by Sepracor to the Company terminated when the Technology Transfer Agreement expired, it provided that any licenses granted during the term survived to the extent they related to Improvements existing on the date of termination.

      Corporate Services Agreement. The Company and Sepracor entered into a Corporate Services Agreement dated as of January 1, 1994, which provides for a monthly fee to be paid by the Company for basic services, such as accounting, human resources, data processing and other services provided by Sepracor. This fee was determined by estimating Sepracor's cost of the Company's expected usage of such basic services. The Company may purchase additional services from Sepracor for a fixed rate based on the number of hours spent by each Sepracor employee providing such services. For items with identifiable costs such as insurance coverage, Sepracor charges the Company based upon costs directly attributable to the Company. Management believes that the charges under the Corporate Services Agreement are reasonable and that the terms of the Corporate Services Agreement are at least as favorable to the Company as the terms that could be obtained from an unaffiliated third party. This Agreement had an initial term of one year and had been extended by the Company for three additional one-year terms. The Company and Sepracor continue to operate under the terms of the original agreement. Sepracor retains the right to decline to provide any services that cause an unreasonable burden to Sepracor. The Agreement permits the Company to terminate at any time following 60 days' notice to Sepracor, and automatically terminates six months after Sepracor's ownership percentage of the Company decreases to less than 50% of the Company's issued and outstanding shares. The aggregate payments made by the Company to Sepracor for basic services under this Agreement were approximately $208,000 in 1996, $208,000 in 1997 and $155,000 in 1998.

      Sublease Agreements. Sepracor has entered into a Sublease Agreement with the Company under which Sepracor subleases a portion of its facilities in Marlborough, Massachusetts to the Company. The amount payable to Sepracor under the Sublease Agreement is equal to Sepracor's rental costs under its lease allocable to the portion of the premises subleased to the Company plus a pro rata allocation of the estimated facility maintenance, utilities and other operating costs. The rental payment made by the Company under this Agreement was approximately $72,000 in 1996, $93,000 in 1997, and $81,000 in 1998. Operating
costs under this Agreement were approximately $233,000 in 1996, $227,000 in 1997 and $167,197 in 1998. The lease charges at the Massachusetts facility are equal to a pro rata portion of Sepracor's costs, including maintenance, utilities and other operating costs based upon square footage occupied.

      Registration Rights. Sepracor has certain registration rights with respect to its shares in the Company as provided in the Technology Transfer Agreement.

      Promissory Note. In January 1996, the Company entered into a Promissory Note for $350,000, or so much of such sum as shall have been advanced by Sepracor. This amount is payable to Sepracor over sixty monthly installments and does not bear interest. As of December 31, 1998, $163,600 was outstanding under this Promissory Note.

      Guaranteed Indebtedness. The Company has indebtedness outstanding of $402,000 as of December 31, 1999 under a French Franc loan that is guaranteed by Sepracor. Additionally, the Company's $3,000,000 line of credit with a US Bank, of which $2,000,000 is outstanding as of December 31, 1999, is guaranteed by Sepracor.

      Any future arrangements and transactions between the Company and Sepracor will continue to be on terms that the Company determines are fair and reasonable to the Company.


ITEM 2.  PROPERTIES

      BioSepra's facilities are located in Marlborough, Massachusetts and Villeneuve-la-Garenne, France. In Massachusetts, the Company subleases approximately 15,000 square feet of office, laboratory and assembly space from Sepracor. In Villeneuve-la-Garenne, France, the Company leases approximately 28,500 square feet of office, laboratory and manufacturing space. Of the total, approximately 20,440 square feet are used for manufacturing operations, and the balance is used for research and development and administration. The Company believes that its space is adequate for the foreseeable future.

      At its facility in Villeneuve-la-Garenne, France, the Company produces its chromatographic media. The Company has entered into a long-term lease arrangement with Nationcredimurs Societe en nom Collectif, and expects to move into its newly constructed facilities during the second quarter of 1999.

      At its facility in Louvres, France, the Company packages, assembles and distributes its medical supplies and currently occupies 11,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth the names, ages and positions of the executive officers of the Company as of December 31, 1998.

      NAME                     AGE                    POSITION
      ----                     ---                    --------
Jean-Marie Vogel                48      President, Chief Executive Officer and Director
Egisto Boschetti, Ph.D.         53      Senior Vice President and Chief Scientific Officer
Therese Bourdy                  48      Vice President of Media Operations
Philip V. Holberton, CPA        56      Chief Financial Officer, Treasurer, Secretary

      Mr. Vogel has served as President, Chief Executive Officer and a director of the Company since September 1994. From January 1994 to August 1994, Mr. Vogel served as Executive Vice President and Chief Operating Officer of the Company. From 1992 to 1993, Mr. Vogel served as President of the European Operation of Cuno, Inc., a supplier of filtration processes, equipment and devices used in the production of biological drugs and food products. From 1977 to 1992, Mr. Vogel served in various capacities with Millipore Corporation ("Millipore"), a manufacturer of membrane filtration-based products, in its international operations with experience in Asia, Latin America, the former Soviet Union, the Middle East and Australia. Most recently, Mr. Vogel served as Vice President and General Manager of Millipore's Asian Operations. Mr. Vogel is a French citizen.

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

      Mr. Holberton has served as Chief Financial Officer, Treasurer and Secretary of the Company since July 1, 1998 as a contract CFO. Concurrently and prior thereto, he has served as contract CFO and consultant for other companies since 1995. Prior thereto, he was Chief Financial Officer for Cambridge NeuroScience, Inc., a publicly traded biotechnology company.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of BioSepra Inc. traded on the Nasdaq National Market under the symbol BSEP from March 25, 1994 through January 13, 1999, at which time it moved to NASD's OTC: Bulletin Board. On January 14, 1999, the Common Stock of BioSepra began trading on the OTC: Bulletin Board. On March 5, 1999, the last reported sale price of the Company's Common Stock on the OTC: Bulletin Board was $1.00. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market for the last two fiscal years.


                                                       1998

                                              HIGH                  LOW
First Quarter                               $2 7/8                $1 1/4
Second Quarter                              $2 5/8                $1 1/2
Third Quarter                               $1 1/2                $  1/2
Fourth Quarter                              $1 1/16               $  1/4


                                                       1997

                                              HIGH                  LOW
First Quarter                               $4  7/8               $2 3/8
Second Quarter                              $3  7/8               $2 5/8
Third Quarter                               $2  9/16              $1 3/4
Fourth Quarter                              $3 23/32              $1 1/8

      On March 5, 1999, the Company had approximately 44 stockholders of record. The Company believes that the number of record holders is not representative of the number of beneficial holders because depositaries, brokers or other nominees hold many shares.

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


YEAR ENDED DECEMBER 31,
(In thousands, except per share amounts)                  1998         1997         1996         1995          1994
---------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue:
     Revenue from existing product sales                $ 6,996      $ 8,254      $10,345      $  7,380      $  8,490
     Revenue from discontinued product sales                 --        1,382        3,078         5,000         2,430
     License fees                                           120        3,600          900            --            --
     Research and development                               283           58           --           107           376
---------------------------------------------------------------------------------------------------------------------
     Total Revenue                                        7,399       13,294       14,323        12,487        11,296
---------------------------------------------------------------------------------------------------------------------
Cost and expenses:
     Cost of products sold                                4,124        5,523        6,338         8,344         5,933
     Research and development                             1,299        1,859        2,399         2,761         3,383
     Selling, general and administrative                  4,132        5,840        7,573         9,544         9,605
     Restructuring and impairment                          (351)       4,179           --         4,144            --
     Purchase of in-process research and                     --           --           --            --         3,500
     development
---------------------------------------------------------------------------------------------------------------------
     Total cost and expenses                              9,204       17,401       16,310        24,793        22,421
---------------------------------------------------------------------------------------------------------------------
Loss from operations                                     (1,805)      (4,107)      (1,987)      (12,306)      (11,125)
Other income (expense):
     Interest income                                        150          158          186           381           443
     Interest expense                                      (222)         (72)        (214)         (448)         (250)
     Other income (expense)                                  64          217         (105)         (302)         (191)
---------------------------------------------------------------------------------------------------------------------
Net loss                                                $(1,813)     $(3,804)     $(2,120)     $(12,675)     $(11,123)
---------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per common share             $ (0.21)     $  (.45)     $  (.27)     $  (1.81)     $  (1.76)(1)
Basic and diluted weighted average number of common
shares outstanding                                        8,437        8,423        7,832         7,004         6,326(1)

BALANCE SHEET DATA:
Cash and cash equivalents                               $ 2,235      $ 2,370      $ 4,142      $  3,693      $  7,983
Working capital                                           2,552        3,835        3,648        (1,269)        6,972
Total assets                                             14,717       14,906       23,169        23,824        35,605
Long-term debt and capital leases                           276          690        1,141         1,308           359
Shareholders' equity                                      9,097       10,380       14,442        10,914        23,010

(1) The basic net loss per share and the weighted average number of common shares outstanding for the year ended December 31, 1994 have been restated. These amounts have been restated to comply with the Securities and Exchange Commission's staff accounting bulletin No. 98 "Computation of Earnings Per Share," which eliminates the effects of 91,000 shares of "cheap stock" in the Company's original calculation of earnings per share.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Overview

     BioSepra Inc. and subsidiaries (the "Company") develop, manufacture and sell chromatographic media for use by biopharmaceutical companies in the purification and production of biopharmaceuticals. The Company offers a line of chromatographic products that it believes enables biopharmaceutical companies to reduce the time and cost required to develop and manufacture biopharmaceuticals.

     On March 26, 1998, the Company, Sepracor and Beckman entered into an agreement pursuant to which the Company amended its Distribution Agreement with Beckman and Sepracor amended its Stock Purchase Agreement with Beckman. Under the amendment, the Company (i) granted to Beckman a non-exclusive right to manufacture instruments, (ii) was relieved of its obligation to manufacture the instruments for Beckman and (iii) sold the discontinued instrument product inventory to Beckman for $250,000. Under the original Stock purchase Agreement, Sepracor issued 312,500 shares of Sepracor's Series B Redeemable Exchangeable Preferred Stock to Beckman in exchange for $5,000,000. Under the amendment, Sepracor redeemed the Series B Preferred Shares for the original purchase price plus accrued dividends totaling $6,850,000.

     In December 1997, the Company recorded restructuring and impairment charges totaling $4,179,000. Of this amount, $3,328,000 relates to the write down of intangible assets to their estimated net realizable value as required by SFAS No. 121 and $851,000 relates to the cost reduction program implemented in December 1997. The purpose of the program was to enable the Company to focus on higher margin consumable products for the research and process segments of the biopharmaceutical and genomics markets. The cost reduction program involved the discontinuation of its instrument product line and a reduction in the number of employees. Of the $851,000 related to the cost reduction program, $690,000 represents the write down of inventory and fixed assets associated with the discontinued product lines and $161,000 represents severance and benefits related to the reduction in workforce. The Company has completed its reduction in workforce related to this cost reduction program, which has resulted in the termination of 7 employees in the U.S. (consisting of marketing/sales, finance and administrative personnel). The Company paid all of the severance and benefit payments associated with this workforce reduction in the first half of 1998. In 1998, the Company recorded a $351,000 reduction in the restructuring charge for excess amounts recorded in 1997. There can be no assurances that this program will not result in loss of customers or temporary sales or production disruptions that could have a material adverse effect on the Company's business, financial condition or results of operations. See "Future Operating Results."

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

     In December 1997, the Company amended its licensing agreement with Beckman to eliminate the Company's obligation to repay part of the payments received under the agreement if the Company terminates Beckman's right to use and sell licensed products, including HyperD media, as a result of a court finding that any such licensed products infringe any third party patents. As a result of the amendment, the Company recognized $2,700,000 of license fee revenue in December 1997 rather than over the next three years.

     In January 1996, the Company entered into a promissory note for $350,000 with Sepracor. This amount is payable to Sepracor over sixty monthly installments and does not bear interest. The Company used the funds for leasehold improvements to the Company's facilities. As of December 31, 1998, $163,600 was outstanding under the promissory note. In addition, the Company has outstanding, under its revolving credit agreement, as of December 31, 1999, $2,000,000 that is guaranteed by Sepracor.

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

   Years Ended December 31, 1998, 1997 and 1996

     The Company's revenue decreased to $7,399,000 for the year ended December 31, 1998 compared to $13,294,000 in 1997 and $14,323,000 in 1996. The decrease from 1997 to 1998 is primarily attributed to decreased media sales and the discontinuance of its instrument product line effective December 31, 1997,. Additionally, during 1997, the Company recognized license fees of $2,700,000 upon the amendment of the Beckman agreement; also, included in 1997 revenue was $1,382,000 of sales from its instrument product line discontinued in the fourth quarter of 1997. The decrease in revenues from 1996 to 1997 is the result of (i) decreased media sales, and (ii) decreased sales of the discontinued products partially offset by $2,700,000 of licenses fees recognized upon the amendment of the Beckman agreement.

     Costs of products sold decreased to $4,124,000 for the year ended December 31, 1998 compared to $5,523,000 in 1997 and $6,338,000 in 1996, representing
59%, 57% and 47% of product revenue, respectively. The decrease in profit margin on product sales in 1998 compared to 1997 is due to an unfavorable product mix of the Company's current media products and a decline in manufacturing absorption due to lower sales, which is partially offset by the Company's discontinued lower margin instrument business. The Company expects that its profit margin will continue to fluctuate in future periods as a result of changes in product mix and or manufacturing utilization. The decrease in gross profit margins on product sales in 1997 compared to 1996 is attributable to unfavorable product mix, and, to a lesser extent, the transition of resources from the product development phase to production support associated with new product introductions.

     Research and development expenses decreased to $1,299,000 in 1998 compared to $1,859,000 in 1997 and $2,399,000 in 1996. The reduction in research and development expenses from 1997 to 1998 is largely due to the discontinuation of the instrument product line. The reduction in expenses from 1997 to 1996 is primarily the result of transitioning resources from the product development phase to production and commercialization support associated with new products.

     Selling, general and administrative expenses decreased to $4,132,000 in 1998 from $5,840,000 in 1997 and $7,573,000 in 1996. The reduction in selling, general and administrative expenses from 1997 to 1998 was due primarily to the discontinuation of the instrument product line, partially offset by an increase in selling and marketing expenses of the Company's process media business. The reduction in expenses from 1996 to 1997 was due primarily to a reduction in overall personnel costs, the transition of resources to direct product support of new products, and to a lesser extent, reduced legal fees.

     The Company recognized a gain of $351,000 related to the sale of its instrument inventory to Beckman Instruments, Inc. which was previously written off and included in the restructuring charge of 1997. The Company incurred $4,179,000 in restructuring and impairment charges in 1997 as a result of a write down of intangible assets to their estimated net realizable value and a cost reduction program implemented in December 1997 as further detailed herein.

     Interest income decreased to $150,000 in 1998 from $158,000 in 1997 and $186,000 in 1996. The decrease in 1998 and 1997 from 1996 was due primarily to the decreased levels of cash investments and declines in the interest rates earned on such investments. Interest expense increased to $222,000 in 1998 from $72,000 in 1997 due primarily to the use of the Company's credit line for all of 1998. The decrease to $72,000 in 1997 from $214,000 in 1996 was primarily attributed to decreased level of borrowings and changes in the interest rates charged on such borrowings.

     Other income, net, decreased to $64,000 in 1998 from $217,000 in 1997 which was an increase from other expense, net of $105,000 in 1996. The decrease in 1998 is primarily attributable to the reversal of a one-time accrual made in prior years and the recording of non operating expenses related to the Company's planned move to its new facility. The increase in other income in 1997 from 1996 is attributed to the net effect of foreign currency gains and losses due to changes in the value of the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily from revenues from product sales and license fees, net proceeds provided from the Company's initial public offering, funds provided by Sepracor, bank financing and equipment financing leases. As of December 31, 1998, the Company had $2,235,000 of cash and cash equivalents and $2,552,000 of working capital. Cash and cash equivalents for the year ended December 31, 1998 decreased by $278,000 from $1,466,000 for the year ended December 31, 1997. In 1998, the Company used cash for operations of $1,466,000 primarily to fund the Company's net loss. The Company used cash for investing activities of $278,000 primarily to purchase property and equipment, increase in other assets, which were offset by proceeds from the sale of equipment and decrease in restricted cash. In 1998, the Company generated cash from borrowings of $2,000,000 under its line of credit offset by repayments of $484,000 of long-term debt.

     The Company's French subsidiary has available three credit facilities aggregating 4,000,000 French Francs, (approximately $715,000 at December 31,
1998), from three French commercial banks. At December 31, 1998, there was no indebtedness outstanding under these credit facilities. At December 31, 1998, $402,000 was outstanding under a French Franc loan which is guaranteed by Sepracor. In addition, Sepracor guarantees certain capital lease obligations of the Company. The outstanding balance of the capital lease obligation guaranteed by Sepracor was $64,000 as of December 31, 1998. In addition, Sepracor guarantees the Company's $3,000,000 line of credit.

     On December 31, 1996, the Company, in collaboration with Sepracor and certain of its other subsidiaries, amended its revolving credit agreement with a bank under which the Company may borrow up to $3,000,000, subject to limitations defined in the agreement and on borrowings outstanding by other companies. There is $2,000,000 outstanding under this agreement as of December 31, 1998. Interest on outstanding borrowings is payable monthly in arrears at prime (7.75% at December 31, 1998) or the LIBOR rate (5.07% at December 31, 1998) plus 1.75%. The Company is required to pay a commitment fee equal to 1/4% per annum on the average unused line. The agreement requires the Company to maintain certain financial ratios and levels of cash and cash equivalents and tangible capital bases. This facility is available until April 30, 1999 and is collateralized by the personal property of the Company. Sepracor is guarantor of any amounts outstanding under the agreement. The Company is currently in preliminary discussions with the bank to extend this agreement, although there is no assurance that this will occur.

      Based upon the Company's current operating plan, the Company believes that its current cash balance and available credit facilities are not sufficient to fund the Company's operations through 1999. However, the Company's cash requirements may be materially more or less than those now planned because of numerous factors, including but not limited to, the timing of significant product orders, commercial acceptance of new products, patent developments and the introduction of competitive products. The Company is currently exploring alternatives for generating additional cash including, but not limited to, a financing, additional borrowings, and/or strengthening its process chromatography media business by finding a strategic partner, which may include licensing, merger or sale of the operating assets. In the event these efforts are not successful, the Company may have to significantly reduce or curtail its operations.

FUTURE OPERATING RESULTS

     Certain information contained in this Annual Report, including information with respect to the ability of the Company to obtain additional financing, the success of the Company's HyperD media and information with respect to the Company's other plans and strategy for its business, including its plans to introduce products for use in producing monoclonal antibody-based drugs, consist of forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the following:

     The future success of the Company will depend largely on the success of its HyperD media product line, which was introduced in March 1993 and of the successful development and market success of its HCI technology and fluidized beds media. There can be no assurance that the Company's HyperD media product line will achieve commercial success and any failure of such products to achieve such success would have a materially adverse effect on the business and results of operations of the Company.

     It is likely that the Company will require additional funds in 1999. There can be no assurance that such financing will be available on favorable terms, if at all. If the Company requires additional financing and such capital is not available on acceptable terms from third parties, Sepracor may, but is not obligated to, guarantee or provide such financing. As of December 31, 1998, Sepracor had guaranteed $2,466,000 of outstanding bank borrowings and lease financing obligations of the Company.

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

     In February 1999, the Company completed its acquisition of a 51% interest in Biosphere Medical, S.A. The principle purpose for the acquisition is to gain access to product know-how and CE (European equivalent to the FDA) approval of Biosphere's product Embospheres(TM), a spherical bead used in three medical applications within the European medical community. Biosphere Medical commenced operations in May 1998 as a result of purchasing several product lines from Guerbet, S.A. There are numerous risks associated with this acquisition including, among other things, potential exposure to unknown liabilities of BioSphere Medical prior to the acquisition, risks associated with assimilating its operations and personnel, risks related to the acquired technologies and with the further development and commercialization of the technology, potential disruptions in the Company's business resulting from the acquisition, diversion of management time and attention, and the potential failure to achieve anticipated financial, operating and strategic benefits from the acquisition.

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

YEAR 2000 COMPLIANCE

     The Company is currently working to negate any potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. The Company has completed the assessment of its requirements to become year 2000 compliant, the readiness of its suppliers, and expects compliance to be completed by June 30, 1999. In this connection, the Company is upgrading certain of its computer hardware and software, and does not believe it has any legacy systems that are non-YK2 compliant. Total expenditures to achieve compliance will be less than $100,000, substantially all of which already has been incurred. In the event that it encounters year 2000 problems, the Company has a contingency plan in place to minimize the disruption to its ongoing business operations. For the remainder of 1999, it will focus upon the review and status of its suppliers' readiness; the Company will also test its contingency plan. However, failure of the Company, its customers or vendors to resolve any compliance issues in a timely manner, could have an adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is subject to market risk in the form of interest rate risk and foreign currency risk.

     The Company's investments in short-term cash equivalents are subject to interest rate movements, but the time to maturity is very short and therefore the Company does not believe these exposures are material. The Company purchases product for resale from its French wholly owned subsidiary and resells that product to U S customers. The payable is due in local French currency, and therefore the company may experience gains and or losses upon the payment of this account payable obligation.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----


Report of Arthur Andersen LLP                                                18

Consolidated Balance Sheets at December 31, 1998 and 1997                    19

Consolidated Statements of Operations for the
         years ended December 31, 1998, 1997 and 1996                        20

Consolidated Statements of Shareholders' Equity
         for the years ended December 31, 1998, 1997 and 1996                21

Consolidated Statements of Cash Flows for the years ended
         December 31, 1998 and 1997 and 1996                                 22

Notes to Consolidated Financial Statements                                   23

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of BioSepra Inc. and subsidiaries:

     We have audited the accompanying consolidated balance sheets of BioSepra Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSepra Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ Arthur Andersen LLP



Boston, Massachusetts
February 2, 1999

BIOSEPRA INC.
CONSOLIDATED BALANCE SHEETS
---------------------------

DECEMBER 31, (In thousands, except par value amounts)                             1998          1997
------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents (Note B)                                           $  2,235      $  2,370
   Restricted cash                                                                    --           146
   Accounts receivable (less allowance for doubtful
   accounts of $106 in 1998 and $369 in 1997)                                      2,034         2,376
   Inventories                                                                     3,572         2,722
   Prepaid and other current assets
                                                                                      55            57
------------------------------------------------------------------------------------------------------
   Total current assets                                                            7,896         7,671
------------------------------------------------------------------------------------------------------

Property and equipment, net (Note E)                                               1,416         1,509
Goodwill, net                                                                      4,896         5,288
Other assets
                                                                                     509           438
------------------------------------------------------------------------------------------------------
Total assets                                                                    $ 14,717      $ 14,906
--------------------------------------------------------------------------------======================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Current portion of long-term debt and capital leases  (Note F)               $  2,458      $    488
   Accounts payable                                                                  984         1,307
   Accrued expenses                                                                1,432         1,277
   Related party payables (Note C)                                                   430           325
   Accrued expenses relating to acquisition                                           --           257
   Accrued restructuring (Note H)                                                     --           161
   Deferred contract revenue (Note I)                                                 40            21
------------------------------------------------------------------------------------------------------
   Total current liabilities                                                       5,344         3,836
------------------------------------------------------------------------------------------------------

Long-term debt and capital leases, net of current portion  (Note F )                 276           690
------------------------------------------------------------------------------------------------------
Total liabilities                                                                  5,620         4,526
------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes F and G)

Shareholders' equity
   Preferred stock, $0.01 par value, 1,000 shares authorized;
      none issued and outstanding                                                     --            --
   Common stock, $0.01 par value, 12,000 shares authorized;
      Issued and outstanding 8,456 shares in 1998
      and 8,431 shares in 1997                                                        84            84
   Additional paid-in capital                                                     40,587        40,515
   Unearned compensation, net                                                         --          (161)
   Accumulated deficit                                                           (31,535)      (29,722)
   Cumulative translation adjustment                                                 (39)         (336)
------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                      9,097        10,380
------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $ 14,717      $ 14,906
--------------------------------------------------------------------------------======================


   The accompanying notes are an integral part of the consolidated financial statements.

BIOSEPRA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------

FOR THE YEARS ENDED DECEMBER 31,(In thousands, except per share amounts)     1998         1997         1996
-------------------------------------------------------------------------------------------------------------
REVENUE (NOTE B):
   Product sales                                                           $ 6,996      $  9,636      $13,423
   License fees                                                                120         3,600          900
   Research and development                                                    283            58           --
-------------------------------------------------------------------------------------------------------------
   Total revenue                                                             7,399        13,294       14,323
-------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of products sold                                                     4,124         5,523        6,338
   Research and development                                                  1,299         1,859        2,399
   Selling, general and administrative                                       4,132         5,840        7,573
   Restructuring and impairment costs (Note H)                                (351)        4,179           --
-------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                                  9,204        17,401       16,310
-------------------------------------------------------------------------------------------------------------
Loss from operations                                                        (1,805)       (4,107)      (1,987)

OTHER INCOME (EXPENSE):
   Interest income                                                             150           158          186
   Interest expense                                                           (222)          (72)        (214)
   Other income (expense)                                                       64           217         (105)
-------------------------------------------------------------------------------------------------------------
Net loss                                                                   $(1,813)     $ (3,804)     $(2,120)
---------------------------------------------------------------------------==================================

Basic and diluted net loss per share (Note B)                              $  (.21)     $   (.45)     $  (.27)
Basic and diluted weighted average number of common shares outstanding       8,437         8,423        7,832





   The accompanying notes are an integral part of the consolidated financial statements.

     BIOSEPRA INC.
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     -----------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEARS ENDED DECEMBER 31                          Additional   Unearned   Accumu-   Cumulative       Total
1998, 1997 and 1996                       Common Stock     Paid-in    Compen-     lated    Translation  Shareholders'  Comprehensive
(In thousands)                          Shares   Amount    Capital     sation    Deficit   Adjustment      Equity          Income
Balance at December 31, 1995             7,021     $70     $35,085     $(685)   $(23,798)     $ 242        $10,914
Unearned compensation
    amortization and termination            --      --        (202)      363          --         --            161
Issuance of common stock under
     stock plans                            25      --          68        --          --         --             68
Issuance of common stock upon
    conversion of subordinated
    convertible note                     1,370      14       5,534        --          --         --          5,548
Change in translation adjustment            --      --          --        --          --       (129)          (129)          (129)
Net loss                                    --      --          --        --      (2,120)        --         (2,120)        (2,120)
                                                                                                                       ----------
Comprehensive loss for the year                                                                                           $(2,249)
                                        -------------------------------------------------------------------------------==========
Balance at December 31, 1996             8,416      84      40,485      (322)    (25,918)       113         14,442
Unearned compensation amortization          --      --          --       161          --         --            161
Issuance of common stock under
    stock plans                             15      --          30        --          --         --             30
Change in translation adjustment            --      --          --        --          --       (449)          (449)          (449)
Net loss                                    --      --          --        --      (3,804)        --         (3,804)        (3,804)
                                                                                                                       ----------
Comprehensive loss for the year                                                                                           $(4,253)
                                        -------------------------------------------------------------------------------==========
Balance at December 31, 1997             8,431      84      40,515      (161)    (29,722)      (336)        10,380
Unearned compensation amortization          --      --          --       161          --         --            161
Issuance of common stock under
     stock plans                            25      --          41        --          --         --             41
Compensation for common stock warrants
(Note M)                                    --      --          31        --          --         --             31
Change in translation adjustment            --      --          --        --          --        297            297            297
Net loss                                    --      --          --        --      (1,813)        --         (1,813)        (1,813)
                                                                                                                       ----------
Comprehensive loss for the year                                                                                           $(1,516)
                                        -------------------------------------------------------------------------------==========
Balance at December 31, 1998             8,456     $84     $40,587        --    $(31,535)     $ (39)       $ 9,097
                                        ===============================================================================


   The accompanying notes are an integral part of the consolidated financial statements.

BIOSEPRA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

FOR THE YEARS ENDED DECEMBER 31, (In thousands)                    1998         1997         1996
---------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net loss                                                    $(1,813)     $(3,804)     $(2,120)
     Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities:
     Depreciation and amortization                                 1,045        1,566        2,400
     Provision for doubtful accounts                                (263)         150          142
     Loss on disposition of long-term assets                           7            3           10
     Restructuring and impairment costs                               --        4,018           --
     Compensation for common stock warrants                           31           --           --
     Changes in operating assets and liabilities,
         Accounts receivable                                         715          322          230
         Inventories                                                (625)         (46)        (364)
         Prepaid and other current assets                              2           (3)         (30)
         Accounts payable                                           (397)          88          443
         Related parties payable                                     120          168         (654)
         Accrued expenses                                            114         (178)         208
         Accrued expenses relating to acquisition                   (257)         (84)         (13)
         Accrued restructuring                                      (161)         148         (204)
         Deferred contract revenue                                    16       (3,620)         147
---------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities               (1,466)      (1,272)         195
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of property and equipment                             (367)        (405)      (1,018)
     Proceeds from sale of equipment                                  36            7          147
     Decrease (increase) in marketable securities                     --          360         (360)
     Decrease (increase) in restricted cash                          146           (1)        (170)
     (Increase) decrease in other assets                             (93)          (6)          75
     Cash purchase price of BioPass S.A. held in escrow               --           --        1,614
     Decrease in acquisition payable                                  --           --       (1,614)
---------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (278)         (45)      (1,326)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from investment by parent company                       --           --        5,548
     Proceeds from issuance of common stock                           41           30           68
     Net repayments under line of credit agreements                   --          (11)      (2,299)
     Proceeds from long-term borrowings                            2,000          174          350
     Repayments on long-term borrowings                             (484)        (480)        (477)
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                1,557         (287)       3,190
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents          52         (168)           4
---------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                (135)      (1,772)       2,063
Cash and cash equivalents at beginning of year                     2,370        4,142        2,079
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                         $ 2,235      $ 2,370      $ 4,142
-----------------------------------------------------------------=================================
Supplemental schedule of cash flows information:
     Cash paid for interest                                      $   207      $    73      $   231
     Acquisition of equipment under capital lease                     --           --      $    61


   The accompanying notes are an integral part of the consolidated financial statements.

BIOSEPRA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company has funded its operations through equity issuances and a revolving line of credit. As discussed in Note F, the revolving line of credit expires in April 1999 and there is no assurance that it will be extended. Based upon its current operating plan, management believes its current cash balance and available credit facilities are not sufficient to fund the Company's operations through 1999, and, therefore, the Company is exploring financing alternatives. There is no assurance the Company's efforts will be successful. If the Company is unable to extend its revolving line of credit and obtain additional financing, it may not be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
PRINCIPLES OF CONSOLIDATION
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCIES
The accounts of the Company's international subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Accordingly, the assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date. Statements of operations amounts are translated at average exchange rates prevailing during the period. The resulting translation adjustment is recorded in the cumulative translation adjustment account in shareholders' equity. Foreign exchange transaction gains and losses are not material and are included in other expense in the accompanying statement of operations.

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

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company applies SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of a repurchase agreement of $268,442 and $575,000 at December 31, 1998 and 1997, respectively and U S Treasury Notes of $1,526,184 and $1,448,000 at December 31, 1998 and 1997, respectively

RESTRICTED CASH
The Company had $146,000 of restricted cash at December 31, 1997, held in an escrow account in a French commercial bank. The restricted cash represented the portion of a contract advance for the purchase of materials to be used in the manufacturing process for a customer's product. The amount due the Company was held as a guarantee for 60 days after the product is shipped to the customer. There were no such arrangements at December 31, 1998.

BIOSEPRA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONCENTRATION OF CREDIT RISK
SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet or credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. Customers with amounts due to the Company that represent greater than 10% of the accounts receivable balance are as follows:

     YEAR ENDED DECEMBER 31:                    1998         1997
     -----------------------                    ----         ----
     Customer A                                  --           24%
     Customer B                                  --           16%
     Customer C                                  11%          11%
     Customer D                                  10%          --

Revenue from significant customers are as follows:

     YEAR ENDED DECEMBER 31:                    1998         1997         1996
     -----------------------                    ----         ----         ----
     Customer B                                  --           38%          25%
     Customer C                                  22%          11%          --
     Customer D                                  11%          --           13%

For financial information by geographic area see Note K.

FINANCIAL INSTRUMENTS
SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The estimated fair value of these financial instruments approximates carrying value.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations. On disposal, the related cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. All laboratory, manufacturing and office equipment have estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining term of the lease.

GOODWILL AND OTHER ASSETS
Goodwill is amortized using the straight-line method over 20 years. Accumulated amortization was approximately $7,868,000 and $7,476,000 at December 31, 1998 and 1997, respectively. The Company capitalizes all significant costs associated with the successful filing of a patent application as a component of other assets in the accompanying consolidated balance sheet. Patent costs are being amortized over their estimated useful lives, not to exceed 17 years. Accumulated amortization for patent costs was approximately $453,000 and $441,000 at December 31, 1998 and 1997, respectively.

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. Accordingly, the Company evaluates the possible impairment of goodwill and other assets at each reporting period based on the undiscounted projected cash flows of the related asset. In 1997, the Company recognized an impairment charge of approximately $3,328,000 to reduce the carrying value of goodwill to its estimated net realizable value based upon estimated future cash flows. In 1998, the Company's analysis indicated that there was no impairment.

REVENUE RECOGNITION
Revenues from media and small-scale bioprocess instrument sales are recognized when goods are shipped, and from production-scale systems when installation is complete. Revenues for contracted services and research and development contracts are recorded based on effort incurred or milestones achieved in accordance with the terms of the contract. Deferred contract revenue represents progress payments received from customers pursuant to contract revenues not yet earned.

BIOSEPRA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESEARCH AND DEVELOPMENT
Research and development costs are expensed in the period incurred.

NET LOSS PER SHARE
During 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and requires presentation of both basic and dilutive earnings per share on the consolidated statement of operations. Basic loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of common stock equivalents are antidilutive. Options and warrants to purchase a total of 1,627,000, 1,588,000 and 977,000 common shares have been excluded from the computation of dilutive weighted average shares outstanding for the years ended December 31, 1998, 1997 and 1996, respectively. This accounting change had no effect on the Company's historical loss per common share.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of its operations.

C.   ALLOCATIONS FROM AND AGREEMENTS WITH SEPRACOR:
Since the Company's inception, all facilities and support services of U.S. operations of the Company, including administrative support, have been provided by Sepracor. For these facilities and services, the Company was charged approximately $440,000, $528,000 and $513,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These charges represent an allocation of the Company's proportionate share of Sepracor's overhead costs using formulas which management believes are reasonable based upon the Company's use of such facilities and services. All other costs of United States operations, including payroll costs, are directly attributable to the Company. Net amounts payable to Sepracor at December 31, 1998 and 1997 were $430,000 and $325,000, respectively.

Under a Corporate Services Agreement, commencing January 1, 1994, the Company receives certain basic support services from Sepracor in exchange for a variable monthly payment, adjusted annually. These basic services include support for shipping and warehousing and assistance with certain administrative services, including recruiting and benefits administration, purchasing, data processing, risk management, corporate communications, patents and legal, accounting, finance and treasury activities. The Service Agreement is renewable for two one-year increments by the Company and is cancelable by the Company with 60 days notice. This agreement had an initial term of one year and has been extended by the Company and Sepracor for three additional one-year terms. The Company continues to operate under the terms of the initial agreement, as revised. The monthly payments to Sepracor for basic administrative support services under the Corporate Services Agreement in 1997 and 1996 were $17,315 for a total annual allocated cost of approximately $208,000 in both 1997 and 1996. In 1998, the monthly payments to Sepracor were $12,879 for a total allocated cost of approximately $155,000. During 1997 and 1996, the Company provided warehouse, shipping and receiving services to Sepracor. Total payments received from Sepracor amounted to $91,000 in 1997 and $20,750 in 1997. Effective January 1, 1998, the Company returned that responsibility back to Sepracor and accordingly, received those services in 1998 from Sepracor. Total payments made to Sepracor in 1998 amounted to $36,000.

Under a Sublease Agreement, the Company leases certain laboratory, research and office space from Sepracor through 2007 in exchange for monthly rent payments which increase at various dates and which approximate the Company's proportionate share of Sepracor's cost of providing the facilities, including building maintenance, utilities and other operating costs (see Note G). The rental payment made by the Company under this Agreement was approximately $72,000 in 1996, $93,000 in 1997, and $81,000 in 1998.
Operating costs under this Agreement were approximately $233,000 in 1996, $227,000 in 1997 and $167,197 in 1998.

Under a Technology Transfer and License Agreement ("Agreement"), Sepracor transferred to the Company all technology owned or controlled by Sepracor, including trade secrets, patents and patent applications, that relates to and is used in researching, developing or manufacturing products in the Company Field. The Company Field means generally the separation of biological molecules. The Agreement expired on January 1, 1998. Pursuant to the Agreement, Sepracor granted a perpetual royalty-free, exclusive license to the Company for any improvements to the transferred technology useful in the Company Field which are developed, or otherwise acquired, by Sepracor during the term of the agreement ("Improvements"). Although the license granted by Sepracor to the Company terminated when the Agreement expired, it provided that any licenses granted during the term survived to the extent they related to Improvements existing on the date of termination. The Company has granted to Sepracor a perpetual, royalty-free, exclusive license to the transferred technology for the development, manufacture, use or sale of any products within the field of chiral

BIOSEPRA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


synthesis, chiral separations and the development, manufacture, use or sale of chiral drugs and chiral drug intermediates, as well as a non-exclusive license to the transferred technology for the development, manufacture, use or sale of any products outside of the Company Field.

In addition, beginning March 1998, Sepracor is entitled to certain rights with respect to the registration under the Securities Act for a total of 4,000,000 shares of Common Stock. These rights provide that Sepracor may require the Company, on two occasions, to register the shares having an aggregate offering price of at least $5,000,000, subject to certain conditions and limitations. As of December 31, 1998, Sepracor has not exercised such rights.


D.   INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and
consist of the following at December 31,  (in thousands)                                  1998         1997
------------------------------------------------------------------------------------------------------------
Raw material                                                                            $   956      $   600
Work in progress                                                                            136          129
Finished goods                                                                            2,480        1,993
------------------------------------------------------------------------------------------------------------
    Total inventory                                                                     $ 3,572      $ 2,722
----------------------------------------------------------------------------------------====================

E    PROPERTY AND EQUIPMENT:
Property and equipment consists of the following at December 31,  (in thousands)           1998         1997
------------------------------------------------------------------------------------------------------------
Laboratory and manufacturing equipment                                                  $ 2,587      $ 1,944
Office equipment                                                                            564          924
Leasehold improvements                                                                    1,273        1,010
------------------------------------------------------------------------------------------------------------
                                                                                          4,423        3,878
Less:  accumulated depreciation and amortization                                         (3,008)      (2,405)
------------------------------------------------------------------------------------------------------------
                                                                                          1,416        1,473
Construction in progress                                                                     --           36
------------------------------------------------------------------------------------------------------------
    Total property and equipment                                                        $ 1,416      $ 1,509
----------------------------------------------------------------------------------------====================

Depreciation and amortization expense was $639,000, $696,000 and $729,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

BIOSEPRA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


F.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

Long-Term Debt and Capital Lease Obligations consist of the following
      at December 31, (in thousands)                                                         1998         1997
---------------------------------------------------------------------------------------------------------------
Note payable to a bank  under revolving credit agreement, guaranteed by Sepracor           $ 2,000           --
EURIBOR plus .80% French Franc Loan payable in quarterly installments through 2000,
Guaranteed by Sepracor                                                                         402      $   624
Non-interest bearing promissory note payable to Sepracor in monthly
      Installments through 2000                                                                164          245
EURIBOR plus 1.80% French Franc Loan Payable in quarterly installments through  2001           104          138
Obligations under capital leases (See Note  G)                                                  64          170
Variable rate, 7.5%, French Franc Line of Credit                                                --            1
---------------------------------------------------------------------------------------------------------------
                                                                                             2,734        1,178
Less current portion                                                                        (2,458)        (488)
---------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                       $   276      $   690
-------------------------------------------------------------------------------------------====================

On December 31, 1996, the Company, in collaboration with Sepracor and certain of its other subsidiaries, amended its revolving credit agreement with a bank under which the Company may borrow up to $3,000,000, subject to limitation defined in the agreement and on borrowings outstanding by other companies. Borrowings outstanding under this agreement as of December 31, 1998 amounted to $2,000,000. Interest is payable monthly in arrears at prime (7.75% at December 31, 1998) or the LIBOR rate (5.07% at December 31, 1998) plus 1.75%. The Company is required to pay a commitment fee equal to 1/4% per annum on the average unused line. This facility is available until April 30, 1999 and is collateralized by the personal property of the Company. Sepracor is guarantor of any amounts outstanding under the agreement.

The Company's French subsidiary has available three credit facilities aggregating 4,000,000 French Francs (approximately $715,000 at December 31,
1998) from three French commercial banks. At December 31, 1998 and 1997 there was $ 0 and $1,000 outstanding, respectively, under these credit facilities. At December 31, 1998 and 1997, $402,000 and $624,000, respectively was outstanding under the EURIBOR plus .80% French Franc loan which is guaranteed by Sepracor. The interest rate on this loan at December 31, 1998 and 1997 was 4.366% and 4.495%, respectively.

Minimum annual principal repayments of long-term debt, excluding capital leases, in each of the next three fiscal years are as follows: 1999 - $2,394,000; 2000 - $263,000; 2001 - $13,000.

G.   COMMITMENTS:
Future minimum payments under all non-cancelable leases in effect at December 31, 1998 are as follows (in thousands):

                                                     Capital  Operating  Sub-Lease
Year                                                  Leases    Leases   Sepracor   Total
------------------------------------------------------------------------------------------
1999                                                    64       148         99      311
2000                                                    --        11         99      110
2001                                                    --         9         99      108
2002                                                    --         3        106      106
2003                                                    --        --        106      106
Thereafter                                              --        --        212      212
------------------------------------------------------------------------------------------
Total minimum lease payments                            64       171        721      956
------------------------------------------------------------------------------------------

Future minimum lease payments under operating and non-cancelable capital leases relate to the French subsidiary's office, laboratory and production facilities, equipment and motor vehicles as well as office and computer equipment in the U.S. Under certain circumstances, Sepracor is the guarantor of debt incurred to acquire equipment under the leasing facilities. The facility lease requires the Company to pay its allocated share of taxes and operating costs in addition to the annual base rent payments. Rental expense under these and other leases amounted to $589,000, $635,000 and $663,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

BIOSEPRA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H.   RESTRUCTURING AND IMPAIRMENT:
In December 1997, the Company recorded restructuring and impairment charges totaling $4,179,000. Of this amount, $3,328,000 relates to the write down of intangible assets to their estimated net realizable value as required by SFAS No. 121 (see Note B) and $851,000 relates to the cost reduction program implemented in December 1997. The purpose of the cost reduction program was to enable the Company to focus on higher margin consumable products for the research and process segments of the biopharmaceutical and genomics market. The program involved the discontinuation of its instrument product line and a reduction in the number of employees. As part of the cost reduction program, $690,000 represents the write down of inventory and fixed assets associated with the discontinued product lines and $161,000 represents severance and benefits related to the reduction in workforce. The Company has completed its reduction in workforce related to this cost-reduction program, which resulted in the termination of 7 employees in the U.S. (consisting of marketing/sales, finance and administrative personnel). There can be no assurances that this program will not result in loss of customers or temporary sales or production disruptions that could have a materially adverse effect on the Company's business, financial condition or results of operations. In the first quarter of 1998, the Company sold its discontinued inventory to Beckman Instruments, Inc. ("Beckman") for $351,000 and recorded it as a reduction to the previously recorded restructuring costs.

I.   DISTRIBUTION AGREEMENTS:
In March 1995, the Company and Beckman entered into a joint distribution and development agreement. The agreement was extended in July 1996, allowing Beckman to market on a worldwide exclusive basis for a Period of three years certain HyperD(TM) chromatographic columns and provides for the development (in accordance with certain milestones) and manufacture by the Company of chromatographic systems for Beckman. The Company was required to repay part of the payments received under the agreement if the Company terminated Beckman's right to use and sell licensed products, including HyperD media, should a court find that any such licensed products infringe any third party patents. In December 1997, the agreement was amended, eliminating the Company's obligation to repay part of the payments received under the agreement. As a result of the amendment, the Company recognized $2,700,000 of license fee revenue in December 1997 rather than over the next three years.

The Company recognized revenue totaling $3,600,000 and $900,000 during 1997 and 1996, respectively. There were no deferred revenue amounts outstanding under this agreement at December 31, 1998 or 1997.

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

J.   INCOME TAXES:
The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets or deferred tax liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of existing assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company's statutory and effective tax rates were 34% and 0%, respectively, in each of 1998, 1997 and 1996 due to a net loss in each year and the nonrecognition of any deferred tax asset for its net operating loss carryforwards. At December 31, 1998, the Company had federal and state tax net operating loss carryforwards of approximately $16,379,000 and $18,310,000, which will expire through the year 2018 and the year 2013, respectively. The Company also had a net operating loss carryforward from its operations in France of approximately $10,514,000. Approximately $6,009,000 of this net operating loss carryforward will expire in the year 2000, and the remainder may be used indefinitely. At December 31, 1998, the Company had federal and state research and experimentation credit carryforwards of approximately $177,000 and $169,000, respectively, which will expire in the year 2013.

Net operating losses of the Company incurred while operating as a division of Sepracor are not available for carryforward because the Company's results for those periods were included in the consolidated tax return of Sepracor.

BIOSEPRA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of the Company's net deferred tax asset are as
   follows at December 31, (in thousands):                   1998          1997
---------------------------------------------------------------------------------
Assets
        Domestic NOL carryforwards                         $  6,667      $  5,370
        Foreign NOL carryforwards                             3,504         4,431
        Inventory reserve                                       135           226
        Tax credit carryforwards                                347           300
        General accruals                                         66           340
        Other                                                   951         1,293
Liabilities
        Property and equipment                                               (104)
---------------------------------------------------------------------------------
Subtotal                                                     11,670        11,856
        Valuation allowance                                 (11,670)      (11,856)
---------------------------------------------------------------------------------
Net deferred tax asset                                     $     --      $     --
---------------------------------------------------------------------------------

Due to uncertainty of the realization of these potential tax benefits, the Company has recorded a valuation allowance against its entire deferred tax asset.

K.   SEGMENT INFORMATION:
The Company has adopted SFAS 131, Disclosure About Segments of an Enterprise and Related Information, for the year ended December 31, 1998. SFAS 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reporting segment. The Company develops, manufactures and markets processes and products for the separation and purification of biopharmaceutical compounds. The Company operates exclusively in the separations business, which the Company considers as one business segment. Financial information by geographic area is as follows for the years indicated:

For the years ended December 31,  (in thousands)

                                                                1998          1997          1996
--------------------------------------------------------------------------------------------------
REVENUE
   United States
        Unaffiliated customers                                $  1,733      $  7,767      $  8,136
        Related parties                                              7            --            --
        Transfer to other geographic areas                          --           (16)          431
--------------------------------------------------------------------------------------------------
                                                                 1,740         7,751         8,567
--------------------------------------------------------------------------------------------------
   Europe
        Unaffiliated customers                                   5,666         5,527         6,187
        Related parties                                             --            --            --
        Transfer to other geographic areas                       1,278         1,571         2,999
--------------------------------------------------------------------------------------------------
                                                                 6,944         7,098         9,186
--------------------------------------------------------------------------------------------------
   Elimination and adjustments                                  (1,285)       (1,555)       (3,430)
--------------------------------------------------------------------------------------------------
   Total revenue                                              $  7,339      $ 13,294      $ 14,323
--------------------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME
   United States                                              $ (2,557)     $ (5,050)     $ (3,743)
   Europe                                                          752           942         1,753
   Elimination and adjustments                                      --             1             3
--------------------------------------------------------------------------------------------------
   Total operating loss
                                                              $ (1,813)     $ (4,107)     $ (1,987)
--------------------------------------------------------------------------------------------------
TOTAL ASSETS
   United States                                              $ 12,608      $ 13,002      $ 19,917
   Europe                                                        6,597         5,802         6,343
   Elimination and adjustments                                  (4,455)       (3,898)       (3,091)
--------------------------------------------------------------------------------------------------
   Total assets                                               $ 14,717      $ 14,906      $ 23,169
--------------------------------------------------------------------------------------------------

BIOSEPRA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L.   SHAREHOLDERS' EQUITY:
Common Stock
The Company's authorized capital stock includes 12,000,000 shares of common stock, par value $0.01 per share. At December 31, 1998 and 1997, 5,369,788 shares (64%) of the Company's common stock outstanding are held by Sepracor. The common stock has no preemptive, subscription, redemption or conversion rights. On January 29, 1999, the Board of Directors approved to amend and restate the Company's Certificate of Incorporation to modify the number of authorized shares of common stock, par value, $0.01 per share from 12,500,000 to 25,000,000.

Preferred Stock
The Company's authorized capital stock includes 1,000,000 shares of preferred stock, par value $0.01 per share, with such rights, restrictions and specifications as the Board of Directors may determine. As of December 31, 1998 and 1997, no shares of preferred stock have been issued.

M.   STOCK PLANS AND WARRANTS:
Stock Option Plans
The 1994 Stock Option Plan (the "1994 Plan") provides for the grant of both incentive stock options ("ISOs") and nonstatutory stock options ("NSOs") to officers, directors and key employees of the Company. The 1994 Plan also provides for the grant of NSOs to consultants of the Company who are not also employees of the Company. In March 1995, the Board of Directors approved an amendment to the 1994 Plan increasing the number of shares of common stock that may be granted to 1,000,000. The exercise price for ISOs must be at least equal to the fair market value of the stock on the date of grant, and the exercise price of NSOs must be at least equal to 50% of the fair market value of the stock on the date of grant. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant. ISOs have a maximum term of ten years from the date of grant.

In 1997, the shareholders approved the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the grant of both incentive stock options ("ISOs") and nonstatutory stock options ("NSOs") to officers, directors and key employees of the Company. The 1997 Plan also provides for the grant of NSOs to consultants of the Company who are not also employees of the Company. A total of 2,851,500 shares of common stock may be issued upon the exercise of options granted under the 1997 Plan. The exercise price for ISOs must be at least equal to the fair market value of the stock on the date of grant, and the exercise price of NSOs must be at least equal to 50% of the fair market value of the stock on the date of grant. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant. ISOs have a maximum term of ten years from the date of grant. On January 29, 1999, the Company's Board of Directors approved an amendment of the "1997 Plan" to allow for up to 5,000,000 shares of common stock to be issued upon the exercise of options granted. On January 19, 1999, the Company granted options at $.8125 to key executives to purchase up to 1,771,500 shares of common stock, of which the option to purchase approximately 500,000 shares begins vesting after the price of the Company's common stock reaches $5.00 per share and the option for another 500,000 shares begins vesting at $7.50 per share.

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

BIOSEPRA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes all stock option activity under the three stock option plans for the three years ended December 31,1998:

                                               1998                   1997                 1996
                                     ------------------------------------------------------------------
                                                   Weighted               Weighted             Weighted
                                         Number     Average     Number     Average    Number    Average
                                           Of      Exercise       Of      Exercise      of     Exercise
(In thousands, except option price)      Shares      Price      Shares      Price     Shares     Price
-------------------------------------------------------------------------------------------------------
Outstanding at January 1,                 1,543      $2.63         977      $2.74       824      $2.66
     Granted                                294      $1.89         603      $2.46       223      $3.14
     Exercised                               --         --          (1)     $2.00       (11)     $2.00
     Canceled                              (255)     $2.76         (36)     $2.94       (59)     $3.21
                                                                                                    --
-------------------------------------------------------------------------------------------------------
Outstanding at December 31,               1,582      $2.51       1,543      $2.63       977      $2.74
-------------------------------------------------------------------------------------------------------
Options exercisable at year-end             719                    470                  227
Weighted average fair value of
     Options granted during the year     $ 1.28                 $ 2.10                $3.08

The range of exercise prices for options outstanding and options exercisable under the three stock option plans at December 31, 1998 are as follows:


                                Options Outstanding          Options Exercisable
                          --------------------------------- --------------------

      Range of                                    Weighted              Weighted
      Exercise                         Remaining   Average               Average
       Price                 Number   Contractual Exercise     Number   Exercise
     Per Share            Outstanding     Life      Price   Exercisable   Price
--------------------------------------------------------------------------------
    $1.31 - $1.31             40,000       9.5      $1.31      10,000     $1.31
    $1.75 - $1.75             14,000       9.4      $1.75          --
    $1.88 - $1.88            350,000       8.8      $1.88      70,000     $1.88
    $2.00 - $2.00            546,836       6.5      $2.00     313,318     $2.00
    $2.50 - $2.50            175,500       5.7      $2.50     124,800     $2.50
    $2.63 - $2.63             10,000       8.3      $2.63       2,000     $2.63
    $2.75 - $2.75             95,000       8.4      $2.75      32,000     $2.75
    $2.88 - $3.88            185,000       7.1      $3.62      65,400     $3.62
    $4.00 - $4.63            143,600       6.7      $4.28      83,080     $4.26
    $5.38 - $5.38             12,000       7.4      $5.38      12,000     $5.38
    $6.13 - $6.13             10,000       6.8      $6.13       6,000     $6.13
--------------------------------------------------------------------------------
    $1.31 - $6.13          1,581,936       7.3      $2.51     718,598     $2.60
--------------------------------------------------------------------------------

The weighted average remaining contractual life of outstanding options under these plans is 7.27 years, 8.00 years and 8.05 years as of December 31, 1998, 1997 and 1996, respectively.

During 1994 and prior to the Company's initial public offering, options to purchase 586,000 NSOs were granted to directors, officers, key employees and consultants at an exercise price of $2.00 per share. The estimated fair market value on the date of the grant was $4.00 per share. The Company recognized a compensation charge of $161,000 in 1998, 1997 and 1996 related to the NSOs.

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

BIOSEPRA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                December 31,                            1998            1997           1996
                -------------------------------------------------------------------------------

                Risk-free interest rate              5.5% - 5.9%    6.0% - 6.9%     5.8% - 6.7%
                Expected dividend yield                  --             --              --
                Expected lives                         7 years        10 years       10 years
                Expected volatility                      65%            80%         134% - 152%


Had compensation cost for the Company's stock based compensation plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

             December 31, (in thousands
             except per share amounts)                  1998            1997           1996
             --------------------------------------------------------------------------------

             Net loss
                  As reported                         $(1,813)        $(3,804)       $(2,120)
                  Pro Forma                           $(2,321)        $(4,219)       $(2,276)

             Basic and Diluted net loss per share
                  As reported                         $  (.21)        $  (.45)       $  (.27)
                  Pro Forma                           $  (.27)        $  (.50)       $  (.29)

Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Employee Stock Purchase Plan
In 1997 the shareholders approved the 1997 Employee Stock Purchase Plan ("Purchase Plan"), which succeeds the 1995 Employee Stock Purchase Plan. Under the Purchase Plan, an aggregate of 50,000 shares of common stock may be purchased by employees at 85% of the fair market value on the first or last day of each six month offering period, whichever is lower. An eligible employee may elect to have up to a maximum of 10% deducted through payroll deductions from his or her regular salary. During 1998, 1997 and 1996, there were 25,478, 13,085 and 14,494 shares, respectively, issued under the Purchase Plan. At December 31, 1998, 21,628 shares of authorized but unissued common stock were reserved for future issuance under the Purchase Plan.

Stock Warrants
In 1997, the Company issued a warrant to purchase 45,000 shares of the Company's common stock at $3.00 per share. The warrant expires on June 5, 2002. As of December 31, 1998, the warrant to purchase 45,000 shares remains outstanding, of which 35,000 shares are exercisable.

BIOSEPRA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


N.   EMPLOYEES SAVINGS PLAN:
The Company adopted a 401(k) savings plan for all domestic employees in 1994. Under the provisions of the plan, employees may voluntarily contribute up to 15% of their compensation subject to statutory limitations. In addition, the Company can make matching contributions at its discretion. In 1997, the Company increased its match to 50% of the first $3,000 contributed by employees up to $1,500 maximum per employee from a match of 50% of the first $2,000 contributed by employees up to $1,000 maximum per employee in 1996. Employer matching contributions amounted to $20,406, $28,000 and $14,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

O.   ACQUISITION OF BIOSPHERE MEDICAL, S.A.
On February 25, 1999, the Company acquired 51% of the outstanding common stock of Biosphere Medical, S.A. ("Biosphere"), a French societe anonyme. The Company acquired the 51% ownership by granting an exclusive license pertaining to certain patents and technology and the transfer of certain other technology to Biosphere. The Company has the option to acquire the remaining 49% of the outstanding common stock of Biosphere through December 31, 2004, as defined. Additionally, the holder of the remaining 49% of the outstanding common stock of Biosphere has an option to require the Company to purchase its shares from December 31, 2003 until December 31, 2004 at a price of not less than FF 6,000,000 ($1,072,000 December 31, 1998). The results of operations for Biosphere will be included in the Company's operations from the date of acquisition. The historical results of operations of Biosphere are not material to the Company's financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company had no disagreement with its independent auditor, Arthur Andersen L.L.P., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company's financial statements for the fiscal years ended December 31, 1998, 1997 and 1996.


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


1. Reference is made to the Index to Financial Statements under Item 8 of this Annual Report on Form 10-K.
2. The Schedule listed below and the Reports of Independent Accountants on financial statement schedules are filed as part of this Annual Report on Form 10-K.
3.   Report of Arthur Andersen LLP on Financial Statement Schedule
4. Schedule II - Valuation and Qualifying Accounts All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.
5. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.




                           ---------------------------

     The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: HyperD, Trisacryl, Spherodex, Ultrogel and UpScale

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Shareholders of BioSepra Inc. and subsidiaries:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of BioSepra Inc. and subsidiaries and have issued our report thereon dated February 2, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 herein is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.




                                           /s/ Arthur Andersen LLP


Boston, Massachusetts
February 2, 1999



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                              Balance at
                             Beginning of  Charged To    Charged to                  Balance at
                                Period      Expenses   Other Accounts  Deductions  End of Period
                             -------------------------------------------------------------------
Year ended
12/31/98
Accounts Receivable Reserves $369,010        $1,388          --        $(264,438)     $105,960
                             -------------------------------------------------------------------
                             $369,010        $1,388          --        $(264,438)     $105,960
                             ===================================================================

                                  Exhibit Index


EXHIBIT NO.       DESCRIPTION

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

(1)  10.1*        1994 Director Option Plan.

     10.2* Form of Technology Transfer and License Agreement dated as of January 1, 1994 between the Company and Sepracor Inc.

     10.3* Form of Corporate Services Agreement dated as of January 1, 1994 between the Company and Sepracor Inc.

     10.5* Service Contract dated June 28, 1991 between IBF and Rhone-Poulenc Rorer Principes Actifs (translated from French).

     10.6* Contract for Supply of Spherosil Media dated May 22,1991 between IBF and Pasteur Merieux Serums et Vaccins (translated from French).

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

     10.16*****   Senior Management Retention Agreement dated October 3, 1997 by and between the Company and Jean-Marie Vogel.

     10.17*****   Senior Management Retention Agreement dated October 1997 by and between the Company and Egisto Boschetti.

     10.18******  Lease for new facility of BioSepra, S.A. (translated from
                  French to English)

     21           Subsidiaries of the Company.

     23.1         Consent of Arthur Andersen LLP

        27        Financial Data Schedule


-----------------------------

(1) Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

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

****** Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1998

+       Confidential treatment requested as to certain portions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BIOSEPRA, INC.

                                 By: /s/ Jean-Marie Vogel
                                     --------------------------------------
                                     Jean-Marie Vogel
                                     President and Chief Executive Officer

Date: March 18, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                             TITLE                                   DATE

/s/ JEAN-MARIE VOGEL                    President, Chief Executive Officer,              MARCH 18, 1999
------------------------------------    and Director (Principal Executive Officer)       --------------
    Jean-Marie Vogel


/s/ Philip V Holberton                  Chief Financial Officer, Treasurer, and          MARCH 18, 1999
-------------------------------------   Secretary (Principal Financial and               --------------
    Philip V Holberton                  Accounting Officer)


/s/ Timothy J. Barberich                Director                                         MARCH 18, 1999
------------------------------------                                                     --------------
    Timothy J. Barberich

/s/ William M. Cousins, Jr.             Director                                         MARCH 18, 1999
------------------------------------                                                     --------------
    William M. Cousins, Jr.

/s/ Alexander M. Klibanov, Ph.D.        Director                                         MARCH 18, 1999
-------------------------------------                                                    --------------
    Alexander M. Klibanov, Ph.D.

/s/ Paul A. Looney                      Director                                         MARCH 18, 1999
------------------------------------                                                     --------------
    Paul A. Looney

/s/ Riccardo Pigliucci                  Director                                         MARCH 18, 1999
------------------------------------                                                     --------------
    Riccardo Pigliucci

/s/ William E. Rich                     Director                                         MARCH 18, 1999
------------------------------------                                                     --------------
    William E. Rich

/s/ David P. Southwell                  Director                                         MARCH 18, 1999
------------------------------------                                                     --------------
    David P. Southwell