Form 10-K/A
period 1998-12-31
BIOSEPRA INC
filed 1999-04-30
CIK 919015

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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


                           Commission File No. 0-23678


                                  BioSepra Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                             04-3216867
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                              Identification No.)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $2,388,271, based on the last reported sale price of the Common Stock on the OTC: Bulletin Board on March 5, 1999.

     Number of shares outstanding of the registrant's class of Common Stock as of March 5, 1999: 8,456,059.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of December 31, 1998.


Name                               Age               Position
----                               ---               --------

Jean-Marie Vogel                   48     President, Chief Executive Officer
                                          and Director
Egisto Boschetti, Ph.D.            53     Senior Vice President and Chief
                                          Scientific Officer
Therese Bourdy                     48     Vice President of Media Operations
Philip V. Holberton, CPA           56     Chief Financial Officer, Treasurer
                                          and Secretary
Timothy J. Barberich               51     Director
William M. Cousins, Jr.            74     Director
Alexander M. Klibanov, Ph.D        49     Director
Paul A. Looney                     59     Director
Riccardo Pigliucci                 52     Director
William E. Rich, Ph.D.             54     Director
David P.Southwell                  38     Director


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

     Mr. Holberton has served as Chief Financial Officer, Treasurer and Secretary of the Company since July 1, 1998 as a contract Chief Financial Officer. Concurrently and prior thereto, he has served as a contract Chief Financial Officer and consultant for other companies since 1995. Prior thereto, he was Chief Financial Officer for Cambridge NeuroScience, Inc., a publicly traded biotechnology company.

     Mr. Barberich has served as a director of the Company since its organization in 1993. Mr. Barberich was a founder of Sepracor, an emerging speciality pharmaceutical company, and has served as President, Chief Executive Office and a director of Sepracor since January 1984. Sepracor owns approximately 64% of the outstanding Common Stock of the Company. Mr. Barberich also serves as a director of HemaSure Inc. ("HemaSure"), a publicly traded company of which Sepracor owns approximately 42% of the outstanding common stock as of February 25, 1999.

     Mr. Cousins has served as a director of the Company since January 1994. Since 1974, Mr. Cousins has served as the President of William M. Cousins, Jr., Inc., a management consulting firm. Mr. Cousins is a member of the Board of Directors of Alba Waldensian, Inc. and Wellco Enterprises, Inc.

     Dr. Klibanov has served as a director of the Company since January 1994. Since 1979, Dr. Klibanov has been a faculty member of the Massachusetts Institute of Technology where he is currently Professor of Chemistry and a member of the Biotechnology Process Engineering Center.

     Mr. Looney has served as a director of the Company since January 1994. From 1984 to 1995, Mr. Looney served as President and Chief Executive Officer of Corning Costar Corporation, a life science products company and a wholly-owned subsidiary of Corning, Inc.

         Mr. Pigliucci has served as a director of the Company since August 1995. Since April 1999, Mr. Pigliucci has served as President and Chief Executive Officer of Discovery Partners International. From February 1996 to April 1999, he served as Chief Executive Officer of Life Sciences International P.L.C. From January 1966 to April 1995, Mr. Pigliucci served in a number of capacities at Perkin-Elmer Corporation, a global life sciences instrumentation company, most recently as President and Chief Operating Officer. Mr. Pigliucci is a member of the Board of Directors of Dionex Corporation.

     Dr. Rich has served as a director of the Company since its organization in December 1993. Since September 1994, Dr. Rich has served as President and Chief Executive Officer of Ciphergen Giosystems, Inc., a biotechnology company. From 1994 to September 1994, Dr. Rich served as President and Chief Executive Officer of the Company. From September 1991 to January 1994, Dr. Rich served as Senior Vice President and General Manager, Bioseparations of Sepracor.

     Mr. Southwell has served as a director of the Company since January 1997. He has served as Executive vice president, Chief Financial Officer of Sepracor since October 1995 and served as Senior vice President and Chief Financial Officer of Sepracor from July 1994 to October 1995. From August 1988 until July 1994, Mr. Southwell was associated with Lehman Brothers, a securities firm, in various positions with the investment banking division, including in the position of Vice President.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on its review of copies of reports filed by all officers and directors of the Company who are persons required to file reports ("Reporting Persons") pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or written representations from certain Reporting Persons, the Company believes that during fiscal 1998 all filings required to be made by its Reporting Persons were timely made in accordance with the requirements of the Exchange Act with the exception of a report on Form 3 (Initial Statement of Beneficial Ownership) that was filed late by Philip V. Holberton.

ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth certain information with respect to the annual and long-term compensation for the last three fiscal years of the Company's President and Chief Executive Officer and the Company's two other most highly-compensated executive officers whose total annual salary and bonus for 1998 exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
                                                        ANNUAL COMPENSATION           ------------
                                                -----------------------------------    SECURITIES       ALL OTHER
                                                                          OTHER        UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR    SALARY($)   BONUS($)   COMPENSATION    OPTIONS(#)        ($)(1)
---------------------------             ----    --------    -------    ------------    ----------     ------------

Jean-Marie Vogel ....................   1998    $163,803    $15,000          $0              0           $1,536
  President and Chief                   1997     163,803     15,000           0        420,000            3,038
  Executive Officer                     1996     163,803     65,000           0              0            1,251

Egisto Boschetti, Ph.D...............   1998    $132,658    $ 7,288          $0              0           $2,130
  Executive Vice President and          1997     131,455     17,443           0         60,000            5,691
  Chief Scientific Officer              1996     133,213     21,575           0         10,000            3,992

Therese Bourdy.......................   1998    $114,794    $16,482          $0         20,000           $2,169
  Vice President of Media               1997      99,414     16,127           0              0            1,591
  Operations                            1996     102,022     17,854           0         25,000            1,812


----------
(1) Represents the taxable portion of group life insurance, retirement and other benefits paid by the Company.

     OPTION GRANT TABLE. The following table sets forth certain information regarding options granted during the year ended December 31, 1998 by the Company to the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE
                                ----------------------------------------------------------       VALUE AT ASSUMED
                                 NUMBER OF         PERCENT OF                                 ANNUAL RATES OF STOCK
                                 SECURITIES      TOTAL OPTIONS                                PRICE APPRECIATION
                                 UNDERLYING        GRANTED TO      EXERCISE OR                 FOR OPTION TERM (1)
                                  OPTIONS         EMPLOYEES IN     BASE PRICE   EXPIRATION    ---------------------
NAME                            GRANTED (#)       FISCAL YEAR        ($/SH)        DATE        5%($)        10%($)
----                            -----------      -------------     -----------  ----------    -------       -------

Jean-Marie Vogel...........          --               --%                --          --            --           --
Egisto Boschetti, Ph.D.....          --               --%                --          --            --           --
Therese Bourdy.............      20,000(2)             9%             $2.00     4/29/08       $25,200      $63,600


----------
(1) Amounts represent hypothetical gains that could be achieved for options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date options are granted. Actual gains, if any, on stock option exercises will depend on the future performance of the Company's Common Stock on the date on which options were exercised.

(2) The option vests as to 4,000 shares on each of April 29, 1999, April 29, 2000, April 29, 2001, April 29, 2002, and April 29, 2003.

     YEAR-END OPTION VALUES TABLE. The following table sets forth certain information regarding stock options held as of December 31, 1998 by the Named Executive Officers. None of the Named Executive Officers exercised any stock options during the year ended December 31, 1998.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED IN-
                                 NUMBER OF                        OPTIONS AT FISCAL         THE-MONEY OPTIONS AT
                                  SHARES                             YEAR-END(#)            FISCAL YEAR-END($)(1)
                                ACQUIRED ON       VALUE       -------------------------   -------------------------
NAME                            EXERCISE(#)     REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                           ------------    ------------   -------------------------   -------------------------

Jean-Marie Vogel .............      --             --             292,300 /388,200                  $0/0
Egisto Boschetti, Ph.D. ......      --             --              68,000 / 67,000                   0/0
Therese Bourdy ...............      --             --              20,200 / 41,800                   0/0


----------

(1) Value is based on the closing sales price of the Company's Common Stock as reported by the Nasdaq National Market on December 31, 1998 ($.5938), the last trading day of the Company's 1998 fiscal year, less the applicable option exercise price.

SENIOR MANAGEMENT RETENTION AGREEMENTS

     Jean-Marie Vogel. In October 1997, the Company and Mr. Vogel entered into a Senior Management Retention Agreement. The Agreement has an initial term which ends on December 31, 1997 and is subject to automatic renewal yearly thereafter unless the Company provides notice of termination to Mr. Vogel no later than October 30 of the preceding calendar year.

     In the event that a change in Control (as defined therein) of the Company occurs and thereafter Mr. Vogel is terminated due to death or disability, he will be entitled to benefits as determined under the Company's long-term disability, retirement, insurance and other compensation programs then in effect. If a Change in Control occurs and Mr. Vogel is thereafter terminated for Cause (as defined therein) within 12 months after such Change in Control, he is entitled to base salary and benefits through the date of termination.

     If a Change in Control occurs and Mr. Vogel is thereafter terminated, other than for Cause, by reason of death or disability or if he resigns from the Company with Good Reason (as defined therein) within 12 months after such Change in Control or for any reason or no reason more than 12 months after such Change in Control, he is entitled to: (i) base salary and benefits through the date of termination; (ii) a severance payment payable in 36 equal installments, equal to the sum of (A) 300% of the higher of (x) annual base salary then in effect or
(y) annual base salary in effect at the time of the Change in Control; plus (B) 300% of the aggregate cash bonuses paid to Mr. Vogel in the preceding four (4) quarters; and (iii) life, disability, dental accident and health insurance benefits substantially similar to benefits in effect on the date of termination for a period of 36 months after termination (unless Mr. Vogel receives equivalent benefits from a third party during that time period); provided the severance payment described in clause (ii) above shall be reduced to the extent that the net present value of the severance payments is greater than 1.5% of the gross proceeds paid by an acquirer of the Company.

     Upon a Potential Change in Control (as defined therein), Mr. Vogel agrees not to voluntarily resign until the earliest of (A) six (6) months after the Potential Change in Control or (B) termination of employment by reason of disability or for Good Reason.

     In April 1999, the Company announced that it had signed an agreement to sell its biopharmaceutical drug purification and research consumable businesses to Life Technologies, Inc. While there can be no assurance that the sale will be successfully consummated, if consummated it will constitute a Change of Control for purposes of Mr. Vogel's Senior Management Retention Agreement.

     Egisto Boschetti. In October 1997, the Company and Mr. Boschetti entered into a Senior Management Retention Agreement. The Agreement has an initial term which ends on December 31, 1997 and is subject to automatic renewal yearly thereafter unless the Company provides notice of termination to Mr. Boschetti no later than October 30 of the preceding calendar year.

     In the event that a Change in Control (as defined therein) of the Company occurs and thereafter Mr. Boschetti is terminated due to death or disability, he will be entitled to benefits as determined under the Company's long-term disability, retirement, insurance and other compensation programs then in effect. If a Change in Control occurs and Mr. Boschetti is thereafter terminated for Cause (as defined therein), he is entitled to base salary and benefits through the date of termination.

     If a Change in Control occurs and Mr. Boschetti is thereafter terminated within 24 months, other than for Cause, by reason of death or disability or if he resigns from the Company with Good Reason (as defined therein) he is entitled to: (i) base salary and benefits through the date of termination; (ii) a severance payment payable in 36 equal installments, equal to the sum of (A) 300% of the higher of (x) annual base salary then in effect or (y) annual base salary in effect at the time of the Change in Control; plus (B) 300% of the aggregate cash bonuses paid to Mr. Boschetti in the preceding four (4) quarters; provided that the severance payment described in clause (ii) above shall be reduced to the extent that the net present value of the severance payment is greater than 1.0% of the gross proceeds paid by an acquirer of the Company.

     Upon a Potential Change in Control (as defined therein), Mr. Boschetti agrees not to voluntarily resign until the earliest of (A) six (6) months after the Potential Change in Control or (B) termination of employment by reason of disability or for Good Reason.

     In April 1999, the Company announced that it has signed an agreement to sell its biopharmaceutical drug purification and research consumable businesses to Life Technologies, Inc. Mr. Boschetti and the Company have agreed that his Senior Management Retention Agreement will be terminated contingent upon the closing of the sale.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee are Messrs. Cousins and Pigliucci. Neither member of the Compensation Committee was at any time during 1998, or formerly, an officer or employee of the Company or any subsidiary of the Company, nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

     No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

     The following table sets forth certain information, as of January 31, 1999 or such later date as is noted, with respect to the beneficial ownership of: (i) the Company's Common Stock by each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; and (ii) the Company's Common Stock and the Common Stock of Sepracor Inc. ("Sepracor Common Stock"), the parent company of BioSepra ("Sepracor"), by (A) each director and nominee for director; (B) each Named Executive Officer; and (C) all directors and executive officers of the Company as a group.

     The number of shares of the Company's Common Stock and Sepracor Common Stock beneficially owned by each director or executive officer is determined under the rules of the Securities and Exchange Commission (the "Commission"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares which the individual has the right to acquire within 60 days after January 31, 1999 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

     Directors and executive officers of BioSepra disclaim beneficial ownership of the shares of Common Stock of BioSepra owned by Sepracor.

                                             SHARES OF                          SHARES OF
                                              BIOSEPRA                          SEPRACOR
                                               COMMON         PERCENTAGE OF      COMMON
                                               STOCK            BIOSEPRA          STOCK
                                            BENEFICIALLY      COMMON STOCK     BENEFICIALLY
NAME AND ADDRESS                               OWNED           OUTSTANDING       OWNED(1)
----------------                            ------------      ------------     ------------

Sepracor Inc.............................    5,369,788            63.7%              N/A
   111 Locke Drive
   Marlborough, MA 01752

Tudor Investment Corporation ............      689,000(2)          8.2%              N/A
  600 Steamboat Road
  Greenwich, CT  06830

Timothy J. Barberich.....................       45,000(3)            *           864,855(4)
Jean-Marie Vogel.........................      401,458(5)          4.7%            5,000(6)
William E. Rich, Ph.D. ..................       57,080(7)            *                 0
William M. Cousins, Jr...................       19,000(7)            *               400
Alexander M. Klibanov, Ph.D..............       22,500(7)            *             3,600
Riccardo Pigliucci.......................       17,000(7)            *                 0
Paul A. Looney...........................       19,000(7)            *                 0
David P. Southwell.......................        5,000               *           141,736(8)
Egisto Boschetti, Ph.D...................       80,801(9)            *                 0
Therese Bourdy...........................       20,200(7)            *                 0


                                             SHARES OF                          SHARES OF
                                              BIOSEPRA                          SEPRACOR
                                               COMMON         PERCENTAGE OF      COMMON
                                               STOCK            BIOSEPRA          STOCK
                                            BENEFICIALLY      COMMON STOCK     BENEFICIALLY
NAME AND ADDRESS                               OWNED           OUTSTANDING       OWNED(1)
----------------                            ------------      ------------     ------------

All directors and executive
officers as a group (12 persons)........    703,039(10)          7.4%          1,015,591(11)


----------

*    Represents holdings of less than one percent.

(1) As of January 31, 1999, except for Mr. Barberich, no officer or director of BioSepra beneficially owned more than 1% of the Sepracor Common Stock; Mr. Barberich beneficially owned 2.7% of the Sepracor Common Stock (see footnote 4 below).

(2) Based on information furnished to the Company by Tudor Investment Corporation ("Tudor"). Tudor is the investment adviser of Tudor BVI Futures, Ltd. ("Tudor BVI") and The Raptor Global Fund Ltd. ("Raptor Ltd."). The shares of the Company's Common Stock owned by Tudor include 471,450 shares directly beneficially owned by Tudor BVI, 161,348 shares directly beneficially owned by Raptor Ltd., and 65,202 shares directly beneficially owned by Tudor Proprietary Trading, LLC, an affiliate of Tudor. Tudor disclaims beneficial ownership of the shares held by Tudor BVI and Raptor Ltd. except to the extent of its pecuniary interest in such shares.

(3) Includes 43,000 shares of the Company's Common Stock which Mr. Barberich has the right to acquire within 60 days after January 31, 1999 upon exercise of outstanding stock options.

(4) Includes: (i) 367,472 shares of Sepracor Common Stock which Mr. Barberich has the right to acquire within 60 days of January 31, 1999 upon exercise of outstanding stock options; (ii) 30,000 shares of Sepracor Common Stock held in trust for Mr. Barberich's daughter; (iii) 107 shares of Sepracor Common Stock held by Mr. Barberich's wife; and (iv) 1,048 shares of Sepracor Common Stock held by Mr. Barberich's daughter, as to which Mr. Barberich disclaims beneficial ownership.

(5) Includes 356,300 shares of the Company's Common Stock which Mr. Vogel has the right to acquire within 60 days after January 31, 1999 upon exercise of outstanding stock options.

(6) Represents shares of Sepracor Common Stock that Mr. Vogel has the right to acquire within 60 days after January 31, 1999 upon exercise of outstanding stock options.

(7) Represents shares of the Company's Common Stock that each such person has the right to acquire within 60 days after January 31, 1999 upon exercise of outstanding stock options.

(8) Includes: (i) 141,000 shares of Sepracor Common Stock which Mr. Southwell has the right to acquire within 60 days of January 31, 1999 upon exercise of outstanding stock options; and (ii) 13,000 shares of Sepracor Common Stock as to which Mr. Southwell's ex-wife, pursuant to a divorce decree, can direct the sale and is entitled to the proceeds.

(9) Includes 80,000 shares of the Company's Common Stock which Mr. Boschetti has the right to acquire within 60 days of January 31, 1999 upon exercise of outstanding stock options.

(10) Excludes the 5,369,788 shares of Common Stock beneficially owned by Sepracor, as to which shares each director and executive officer disclaims beneficial ownership. Includes an aggregate of 655,080 shares of the Company's Common Stock which all executive officers and directors have the right to acquire within 60 days after January 31, 1999 upon exercise of outstanding stock options.

(11) Includes an aggregate of 513,472 shares of Sepracor Common Stock which all executive officers and directors have the right to acquire within 60 days of January 31, 1999 upon exercise of outstanding stock options. As of January 31, 1999, all directors and executive officers as a group owned 3.1% of the Sepracor Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company was organized in December 1993 as a subsidiary of Sepracor. Effective January 1, 1994, Sepracor transferred its chromatography business, including all of the outstanding shares of IBF, a subsidiary of Sepracor, to the Company in exchange for 4,000,000 shares of Common Stock. In June 1996, Sepracor converted the outstanding principal and interest of a loan to BioSepra into an aggregate of 1,369,788 shares of Sepracor's Common Stock. Currently, Sepracor owns approximately 64% of the Company's Common Stock. Under applicable provisions of the Delaware General Corporation Law, Sepracor has the ability, acting alone, to approve any action requiring approval of the holders of a majority of the outstanding shares of Common Stock. Mr. Barberich and Mr. Southwell, directors of the Company, are President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, of Sepracor.

     Technology Transfer and License Agreement. In January 1994, the Company and Sepracor entered into a Technology Transfer and License Agreement (the "Technology Transfer Agreement") pursuant to which Sepracor transferred to the Company all technology owned or controlled by Sepracor, including trade secrets, patents and patent applications, that relates to and is used in researching, developing or manufacturing products in the "Company Field." The Company Field means generally the separation of biological molecules. The Technology Transfer Agreement expired on January 1, 1998. The Company has granted to Sepracor a perpetual, royalty-free, exclusive license to the transferred technology for the development, manufacture, use or sale of any products within the field of chiral synthesis, chiral separations and the development, manufacture, use or sale of chiral drugs and chiral drug intermediates (the "Sepracor Field"), as well as a non-exclusive license to the transferred technology for the development, manufacture, use or sale of any products outside the Company Field. In addition, Sepracor granted a perpetual, royalty-free, exclusive license to the Company for any improvements to the transferred technology useful in the Company Field which are developed or otherwise acquired by Sepracor during the term of the Technology Transfer ("Improvements"). Although the licenses granted by Sepracor to the Company terminated when the Technology Transfer Agreement expired, it provided that any licenses granted during the term survived to the extent they relate to Improvements existing on the date of termination.

     Corporate Services Agreement. The Company and Sepracor entered into a one-year Corporate Services Agreement dated as of January 1, 1994, which provides for a monthly fee to be paid by the Company for basic services, such as accounting, human resources support services, data processing and laboratory support services provided by Sepracor. This fee was determined by estimating Sepracor's cost of the Company's expected usage of such basic services. The Company may purchase additional services from Sepracor for a fixed rate based on the number of hours spent by each Sepracor employee providing such services. For items with identifiable costs such as insurance coverage, Sepracor charges the Company based upon costs directly attributable to the Company. Management believes that the charges under the Corporate Services Agreement are reasonable and that the terms of the Corporate Services Agreement are at least as favorable to the Company as the terms that could be obtained from an unaffiliated third party. This Agreement had an initial term of one year and has been extended by the Company for three additional one-year terms. The Company and Sepracor continue to operate under the terms of the original agreement. Sepracor retains the right to decline to provide any services which cause an unreasonable burden to Sepracor. The Agreement permits the Company to terminate at any time following 60 days' notice to Sepracor, and automatically terminates six months after Sepracor's ownership percentage of the Company decreases to less than 50% of the Company's issued and outstanding shares. The aggregate payments made by the Company to Sepracor for basic services under this Agreement were $208,000 in 1996, $208,000 in 1997 and $155,000 in 1998.

     Sublease Agreements. Sepracor has entered into a Sublease Agreement with the Company under which Sepracor subleases a portion of its facilities in Marlborough, Massachusetts to the Company. The amount payable to Sepracor under the Sublease Agreement is equal to Sepracor's rental costs under its lease allocable to the portion of the premises subleased to the Company plus a pro rata allocation of the estimated facility maintenance, utilities and other operating costs. The rental payment made to Sepracor by the Company under this Agreement was approximately $72,000 in 1996, $93,000 in 1997 and $81,000 in 1998. Operating costs under this Agreement were approximately $233,000 in 1996, $277,000 in 1997 and $167,000 in 1998.

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

     Guaranteed Indebtedness. The Company has indebtedness outstanding of $402,000 as of December 31, 1999 under a French Franc loan that is guaranteed by Sepracor. Additionally, the Company's $3,000,000 line of credit with a U.S. bank, of which $2,000,000 is outstanding as of December 31, 1998, is guaranteed by Sepracor.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BIOSEPRA, INC.



                                       By: /s/ Jean-Marie Vogel
                                           -------------------------------------
                                           Jean-Marie Vogel
                                           President and Chief Executive Officer


Date: April 30, 1999