Form 10-Q
period 1999-03-31
BIOSEPRA INC
filed 1999-05-17
CIK 919015

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: March 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to  _____________

                         Commission File Number 0-23678


                                 BIOSEPRA INC.
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                          04-3216867
-------------------------------                           ----------------------
(State or Other Jurisdiction of                               (IRS Employer
Organization or Incorporation)                            Identification Number)


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

                                  YES [X]    NO [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                        8,456,059
--------------------------------------               ---------------------------
               Class                                 Outstanding at May 10, 1999

                                 BioSepra Inc.

                                     INDEX



                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1. Consolidated Financial Statements

        Consolidated Condensed Balance Sheets as of
        March 31, 1999 and December 31, 1998 ................................  2

        Consolidated Condensed Statements of Operations
        for the Three Month Periods Ended March 31, 1999
        and 1998 ............................................................  3

        Consolidated Condensed Statements of Cash Flows for the
        Three Month Periods Ended March 31, 1999 and 1998 ...................  4

        Notes to Consolidated Financial Statements ..........................  5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .................................  7

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk .........................................................  9

Pan II - Other Information .................................................. 10

Signatures .................................................................. 11

                                 BioSepra Inc.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


(In thousands)
                                                                March 31,   December 31,
                                                                  1999         1998
                                                                --------    ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                     $  1,416     $  2,235
  Accounts receivable                                              3,057        2,034
  Inventories (Note 2)                                             3,709        3,572
  Prepaid and other current assets                                   142           55
                                                                --------     --------
     Total current assets                                          8,324        7,896
Property and equipment, net (Note 3)                               1,392        1,416
Goodwill, net                                                      4,798        4,896
Other assets                                                         521          509
                                                                --------     --------
     Total assets                                               $ 15,035     $ 14,717
                                                                ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, current portion of long-term debt
    and capital lease obligations                               $  2,548     $  2,458
  Accounts payable                                                 1,273          984
  Related parties payable (Note 4)                                   518          430
  Accrued expenses                                                 2,318        1,432
  Deferred contract revenue                                           --           40
                                                                --------     --------
     Total current liabilities                                     6,657        5,344

Long-term debt and capital lease obligations,
  net of current portion                                             496          276
                                                                --------     --------
     Total liabilities                                             7,153        5,620
Minority Interest                                                    131           --

Stockholders' equity:
  Common stock                                                        84           84
  Additional paid-in capital                                      40,587       40,587
  Accumulated deficit                                            (32,510)     (31,535)
  Cumulative translation adjustment                                 (410)         (39)
                                                                --------     --------
     Total stockholders' equity                                    7,751        9,097
                                                                --------     --------
     Total liabilities and stockholders' equity                 $ 15,035     $ 14,717
                                                                ========     ========



                  The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                                 BioSepra Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except per share data)

                                                              Three month periods
                                                                ended March 31,
                                                              -------------------
                                                               1999         1998
                                                              ------       ------
Revenue:
     Product sales                                            $2,576       $1,890
     Research and development                                     49          110
     License fees                                                 12           72
                                                              ------       ------
          Total revenue                                        2,637        2,072

Costs and expenses:
     Cost of products sold                                     1,162          964
     Selling, general and administrative                       1,929          874
     Research and development                                    321          336
     Amortization expense                                        141          141
     Restructuring costs                                          --         (351)
                                                              ------       ------
          Total costs and expenses                             3,553        1,964

          (Loss) Income from operations                         (916)         108
Other (expenses) Income, net                                     (27)          16
                                                              ------       ------
          Pretax (loss) income                                  (943)         124
Income Tax                                                       (18)          --
                                                              ------       ------
          (Loss) Income before Minority Interest                (961)         124
Minority Interest                                                (14)          --
                                                              ------       ------
          Net (loss) income                                   $ (975)      $  124
                                                              ======       ======

Basic and diluted net (loss) income per share                 $(0.12)      $ 0.01
                                                              ======       ======
Weighted average number of common shares outstanding           8,437        8,431
                                                              ======       ======




                  The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                                 BioSepra Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


(In thousands)
                                                                   Three month periods
                                                                      ended March 31,
                                                                   --------------------
                                                                    1999          1998
                                                                   ------        ------

Cash flows from operating activities:
     Net (loss) income                                             $ (975)       $  124
     Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
     Depreciation and amortization                                    228           267
     Issuance of warrants                                              --            30
     Provision for doubtful accounts                                  (45)          (13)
     Minority Interest                                                 14            --
     Loss on disposition of long-term assets                           --             1
     Changes in operating assets and liabilities:
          Accounts receivable                                        (437)         (134)
          Inventories                                                 (29)         (443)
          Prepaid and other current assets                            (44)            8
          Accounts payable                                              8          (310)
          Related parties payable                                     101           (97)
          Accrued expenses                                            439            92
          Accrued restructuring                                        --          (127)
          Deferred revenue                                            (40)          122
                                                                   ------        ------
     Net cash used in operating activities                           (780)         (480)

Cash flows from investing activities:
     Additions to property and equipment                             (118)         (144)
     Proceeds from sales of equipment                                   0             3
     Additions to cash from acquisition                               288
     Decrease in cash in escrow                                        --           143
     Increase in other assets                                         (15)          (32)
                                                                   ------        ------
     Net cash provided by (used in) investing activities              155           (30)

Cash flows from financing activities:
     Net borrowings under line of credit agreements                     6         2,000
     Repayment of long-term borrowings                               (151)         (119)
                                                                   ------        ------
Net cash (used in) provided by financing activities                  (145)        1,881

Effect of exchange rate changes on cash and cash equivalents          (49)          (30)
                                                                   ------        ------
Net increase in cash and cash equivalents                            (819)        1,341
 Cash and cash equivalents at beginning of period                   2,235         2,370
                                                                   ------        ------
Cash and cash equivalents at end of period                         $1,416        $3,711
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

Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three-month periods ended March 31, 1999 and 1998.

The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The Company has funded its operations through equity issuances and a revolving line of credit The Company's revolving line of credit expired on April 30, 1999; however, the Company has signed a term sheet with the bank that, if fully negotiated and executed, will provide the Company with a replacement line of credit of $2,000,000. If the Company does not obtain additional financing, it may not be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Inventories

Inventories consist of the following:

                                                      March 31,   December 31,
                                                        1999         1998
                                                      --------    -----------

Raw material                                           $1,162       $  956
Work in progress                                          160          137
Finished goods                                          2,387        2,479
                                                       ------       ------
                                                       $3,709       $3,572
                                                       ======       ======

3.   Property and Equipment

Property and equipment consists of the following:

                                                      March 31,   December 31,
                                                        1999         1998
                                                      --------    -----------

Property and equipment                                $ 4,105       $ 4,424
Less accumulated depreciation and amortization         (2,715)       (3,008)
                                                      -------       -------
Total Property & Equipment                            $ 1,392       $ 1,416
                                                      =======       =======


4.   Related party transactions

The payable to related party represents amounts due for certain services and facilities provided by Sepracor Inc. ("Sepracor"), the Company's majority stockholder.

In January 1996, the Company entered into a promissory note for $350,000 with Sepracor. This amount is payable to Sepracor over sixty monthly installments and does not bear interest. The Company utilized the funds for leasehold improvements to the Company's facilities. As of March 31, 1999, $143,149 was outstanding under the promissory note.

5.   Net (Loss)/income Per Share

Basic (loss)/income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share is the same as basic (loss) income per share as the effects of common stock equivalents are antidilutive for all periods presented. Total antidilutive shares of approximately 3,421,936 and 615,000 for the three months ended March 31, 1999 and 1998, respectively have been excluded from the calculation of weighted average number of potentially diluted common shares outstanding.

6.   Statements of Cash Flows

Cash payments for interest for the three months ended March 31, 1999 and 1998 were $46,512 and $40,000, respectively.

7.   Comprehensive Income/(Loss)

The Company adopted Statement of Financial Account Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income/loss and its components in the financial statements. The Company's only item of other comprehensive income/loss relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended March 31, 1999 and 1998, comprehensive income/loss would be approximately $372,000 greater than and $111,000 less than reported net income (loss), due to foreign currency transaction adjustments.

8.   Acquisition of BioSphere Medical, SA

On February 25, 1999, the Company acquired 51% of the outstanding common stock of Biosphere Medical, S.A. ("BioSphere"), a French socicete anonyme. The Company acquired the 51% ownership by granting an exclusive license pertaining to certain patents and technology and the transfer of certain other technology to Biosphere. The Company has the option to acquire the remaining 49% of the outstanding common stock of Biosphere through December 31, 2004, as defined. Additionally, the holder of the remaining 49% of the outstanding common stock of Biosphere has an option to require the Company to purchase its shares from December 31, 2003 until December 31, 2004 at a price of not less than FF 6,000,000 ($1,072,000 December 31, 1998). The results of operations of BioSphere have been included in the consolidated statements since the date of acquisition. However, such results are not material to the financial statements taken as a whole.

9.   Sale of assets and business to Life Technologies

On April 15, 1999, the Company signed a definitive purchase agreement with Life Technologies, Inc, to sell substantially all its assets and the business of BioSepra, Inc., other than assets relating to intracorporeal and "online" extracorporeal therapies or any autologous treatment. Pursuant to the Purchase Agreement, the purchase price to be paid by Life Technologies is $12.0 million in cash, subject to adjustment based on the Closing Balance Sheet, which includes $1.0 million which will be deposited by Life Technologies into an escrow account as an indemnification reserve amount to cover possible indemnification claims by Life Technologies. The transaction is expected to close in May, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview

BioSepra Inc. and subsidiaries (the "Company") develop, manufacture and sell i) chromatographic media for use by biopharmaceutical companies in the purification and production of biopharmaceuticals and ii) spherical biocompatible beads for blood vessel occlusion. At the end of February 1999, BioSepra completed its acquisition of a 51% interest in BioSphere Medical, SA through which it sells the biocompatible beads together with other medical devices.

On April 15, 1999, BioSepra signed a purchase agreement with Life Technologies to sell its biopharmaceutical drug purification business and research consumable business for $12 million in cash, subject to certain adjustments at closing. Although there can be no assurance that the Company will successfully consummate the sale of this business, if successful, the proceeds, after repayment of the Company's borrowings under its line of credit, will be sufficient to fund the Company's development of the medical device business for the foreseeable future.

     Three months ended March 31, 1999 and 1998

Revenue increased to $2,637,000 for the three months ended March 31, 1999 from $2,072,000 for the same period in 1998. The increase is primarily attributable improved sales performance in Europe for the chromatography business and the inclusion of the operations of BioSphere Medical SA for one month.

Cost of products sold increase to $1,162,000 for the quarter ended March 31, 1999 compared to $964,000 for the same period in 1998, representing 45% and 51% of product revenue, respectively. The increase in profit margin on product sales in 1999 compared to 1998 is primarily due to a favorable product mix. The Company expects that its profit margin will continue to fluctuate in future periods as a result of changes in product mix.

Selling, general and administrative expenses increased to $1,929,000 for the three months ended March 31, 1999 from $874,000 for the three months ended March 31, 1998. The increase is primarily related to legal and other professional fees incurred for the sale of the process media business and acquisition of BioSphere Medical, SA.

The Company recorded the sale of the discontinued product line inventory, approximately $351,000, as a reduction to the previously recorded restructuring costs in the first quarter of 1998.

Other income (expense), net, changed to ($27,000) for the three months ended March 31, 1999 as compared to Other income, net, of $16,000 for the comparable period in 1998. This change is due to a reduction in interest income on excess cash and an increase in Other expense of BioSepra SA.

The Company had a net loss of ($975,000) for the three months ended March 31, 1999 compared to net income of $124,000 for the three months ended March 3l, 1998. The change is primarily due to the legal and professional fees incurred for the sale of The Company's biopharmaceutical drug purification business and research consumable business and its acquisition of BioSphere Medical, SA.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily from revenues from product sales and license fees, net proceeds provided from the Company's initial public offering funds provided by Sepracor, bank financing and equipment financing leases. As of March 31, 1999, the Company had $1,416,000 of cash and cash equivalents and $1,667,000 of working capital. Cash and cash equivalents for the quarter ended March 31, 1999 decreased by $819,000 from $2,235,000 at December 31, 1998. The Company utilized cash for operations of $780,000 primarily to fund its operations. The Company was provided cash from investing activities of $155,000 primarily due to receiving cash from the acquisition of BioSphere Medical. The Company used cash in financing activities of $145,000 primarily due to repayment of long-term borrowings.

The Company has access to a revolving line of credit under which the Company may borrow up to $3,000,000. This revolving line of credit is guaranteed by Sepracor. As of March 31, 1999, there was $2,000,000 outstanding under this agreement. This line of credit expired on April 30, 1999; however, the Company has signed a term sheet with the bank that, if fully negotiated and executed, will provide the Company with a new line of credit of $2,000,000. This line of credit will also be guaranteed by Sepracor, Inc.

As of March 31, 1999, there was $307,831 outstanding under a French loan, which is guaranteed by Sepracor. In addition, Sepracor guarantees certain capital lease obligations of the Company. The outstanding balance of the capital lease obligation guaranteed by Sepracor was $295,144 as of March 31, 1999.

On April 15, 1999, BioSepra signed a purchase agreement with Life Technologies to sell its biopharmaceutical drug purification business and research consumable business for $12 million in cash, subject to certain adjustments at closing. Although there can be no assurance that the Company will successfully consummate the sale of this business, if successful, the proceeds, after repayment of the Company's borrowings under its line of credit, will be sufficient to fund the Company's development of the medical device business for at least the next eighteen months.

FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q consist of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the following:

The completion of the transaction with Life Technologies for the sale of the Company's biopharmaceutical drug purification business and research consumable business. If the Company is unable to complete this transaction, it is likely that the Company will require additional funds in 1999. As of March 31, 1999, Sepracor had guaranteed $2,408,000 of outstanding bank borrowings and lease financing obligations of the Company. There can be no assurance that such financing will be available on favorable terms, if at all. If the Company requires additional financing and such capital is not available on acceptable terms from third parties, Sepracor may, but is not obligated to, guarantee or provide such financing.

In February 1999, the Company completed its acquisition of a 51% interest in Biosphere Medical, S.A. The principal purpose for the acquisition was to gain access to product know-how and CE (European equivalent to the FDA) approval of Biosphere's product Embospheres (TM) a spherical bead used in three medical applications within the European medical community. Biosphere Medical commenced operations in May 1998 as a result of purchasing several product lines from Guerbet, S.A. There are numerous risks associated with this acquisition including, among other things, potential exposure to unknown liabilities of BioSphere Medical prior to the acquisition, risks associated with assimilating its operations and personnel, risks related to the acquired technologies and with the further development and commercialization of the technology, potential disruptions in the Company's business resulting from the acquisition, diversion of management time and attention, and the potential failure to achieve anticipated financial, operating and strategic benefits from the acquisition. The future success of the Company will depend largely on its ability to develop the medical technology of microspheres for use in uterine fibroids in the United States.

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

YEAR 2000 COMPLIANCE

The Company is currently working to negate any potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. The Company has completed the assessment of its requirements to become year 2000 compliant, the readiness of its suppliers, and expects its compliance to be completed by June 30, 1999. In this connection, the Company is upgrading certain of its computer hardware and software, and does not believe it has any legacy systems that are non-Y2K compliant. The Company estimates that expenditures to achieve compliance will be less than $100,000, substantially all of which already has been incurred. In the event that the Company encounters year 2000 problems, it has a contingency plan in place to minimize the disruption to its ongoing business operations. For the remainder of 1999, the Company will focus upon the review and status of its suppliers' readiness; the Company will also test its contingency plan. However, failure of the Company, its customer or vendors to resolve any compliance issues in a timely manner, could have an adverse effect on the Company's business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to market risk in the form of interest rate risk and foreign currency risk.

The Company's investments in short-term cash equivalents are subject to interest rate movements, but the time to maturity is very short and therefore the Company does not believe these exposures are material. The Company purchases product for resale from its French wholly owned subsidiary, and resells that product to U.S. customers. The payable is due in local French currency, and therefore the Company may experience gains, and/or losses upon the payment of this account payable obligation.

                                    PART II
                               OTHER INFORMATION

Items 1-3 None

Item 4.   Submission of Matters to a Vote of Security Holders

          On April 14, 1999, pursuant to a Written Action by Stockholders Without a Meeting, Sepracor Inc., a holder of 5,369,758 shares of the Company's Common Stock (representing approximately 63.5% of the Company's outstanding common stock) voted in favor of the following proposals:

          1. A proposal to approve and adopt the proposed sale for cash, to Life Technologies, Inc., a Delaware corporation, of substantially all of the assets and the business of the Company (including any business conducted through its subsidiaries) other than such assets and business of BioSepra and its subsidiaries relating to intercorporeal and "on line" extracorporeal therapies or any autologous treatment.

          2. A proposal to approve a change of BioSepra's name to "BioSphere Medical Corp." or such other name as shall be determined by the Board of Directors of BioSepra.

          Because the action was taken by written consent in lieu of a meeting, votes were not cast against, or withheld from such proposal, nor were there any abstentions or broker non-votes.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits
                    27.1 Financial Data Schedule

          b)   Reports on Form 8-K
                    Current Report on Form S-K filed with the Securities and Exchange Commission on April 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BIOSEPRA INC.

Date: May 14, 1999                    /s/ Philip V Holberton
                                      ----------------------------------------
                                      Philip V. Holberton
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)