Form 10-Q
period 1999-06-30
BIOSPHERE MEDICAL INC
filed 1999-08-16
CIK 919015

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 1999
                                -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number 0-23678
                       -------

                            BIOSPHERE MEDICAL, INC.
             ------------------------------------------------------
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


                                 (508) 357-7500
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X    NO
                                      ---      ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                       8,456,059
--------------------------------------            -----------------------------
             Class                                Outstanding at August 6, 1999

                            BioSphere Medical, Inc.

                                     INDEX
                                     -----
                                                                          Page
                                                                          ----
Part I - Financial Information

Item 1.  Consolidated Financial Statements

           Consolidated Condensed Balance Sheets as of
           June 30, 1999 and December 31, 1998.............................  3

           Consolidated Condensed Statements of Operations for the
           Three and Six Month Periods Ended June 30, 1999 and 1998........  4

           Consolidated Condensed Statements of Cash Flows for the
           Six Month Periods Ended June 30, 1999 and 1998..................  5

           Notes to Consolidated Condensed Financial Statements............  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  8

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk................................................. 10

Part II - Other Information................................................ 11

Signatures................................................................. 12

                            BioSphere Medical, Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

(In thousands)

                                                     June 30,       December 31,
                                                       1999             1998
                                                     --------       ------------

                  ASSETS

Current assets:
  Cash and cash equivalents                          $  6,945        $  2,235
  Accounts receivable                                     726              --
  Inventories (Note 2)                                    414              --
  Prepaid and other current assets                         79              55
                                                     --------        --------
    Total current assets                                8,164           2,290

Net assets of discontinued operations                      --          10,325
Property and equipment, net (Note 3)                      136              42
Cash held in escrow                                     1,000              --
Other assets                                                8               7
                                                     --------        --------
Total assets                                         $  9,308        $ 12,664
                                                     ========        ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, current portion of long-term
    debt and capital lease obligations               $    200        $  2,082
  Accounts payable                                        441             142
  Related party payable (Note 4)                           46             430
  Accrued expenses                                      1,181             792
                                                     --------        --------
    Total current liabilities                           1,868           3,446

Long-term debt and capital lease obligations,
  net of current portion                                  284              82
                                                     --------        --------
Total liabilities                                       2,152           3,528
                                                     ========        ========

Minority interest                                         131              --

Stockholders' equity:
  Common stock                                             84              84
  Additional paid-in capital                           40,587          40,587
  Accumulated deficit                                 (33,638)        (31,535)
  Cumulative translation adjustment                        (8)             --
                                                     --------        --------

  Total stockholders' equity                            7,025           9,136
                                                     --------        --------
  Total liabilities and stockholders' equity         $  9,308        $ 12,664
                                                     ========        ========

                  The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                             BioSphere Medical, Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except per share data)



                                           Three-month periods          Six-month periods
                                              ended June 30,              ended June 30,
                                           -------------------        ---------------------
                                             1999        1998           1999          1998
                                           -------      ------        -------        ------
Revenue:

  Product sales                            $   710      $   32        $   990        $   90
  License fees                                   3          15              3            27
                                           -------      ------        -------        ------
      Total revenue                            713          47            993           117
                                           -------      ------        -------        ------

Costs and expenses:
  Cost of products sold                        428          23            574            55
  Research and development                     182           9            199            18
  Selling, general and administrative        1,141         202          1,744           441
                                           -------      ------        -------        ------
     Total costs and expenses                1,751         234          2,517           514
                                           -------      ------        -------        ------

     Loss from continuing operations        (1,038)       (187)        (1,524)         (397)

Other income/(expense), net                     16         (24)            (5)          (39)
                                           -------      ------        -------        ------
     Pretax loss from continuing
      operations                            (1,022)       (211)        (1,529)         (436)
Income tax                                      (2)         --            (20)           --
                                           -------      ------        -------        ------
     Loss before minority interest          (1,024)       (211)        (1,549)         (436)
Minority interest                               (1)         --            (15)           --
                                           -------      ------        -------        ------
     Net loss from continuing operations    (1,025)       (211)        (1,564)         (436)

  Income (Loss) from discontinued
   operations                                 (103)       (324)          (539)           25
                                           -------      ------        -------        ------
  Net loss                                 $(1,128)     $ (535)       $(2,103)       $ (411)
                                           =======      ======        =======        ======

Basic and dilutive net loss per share
 from continuing operations                $ (0.12)     $(0.02)       $ (0.19)       $(0.05)
Basic and dilutive net loss per share
 from discontinued operations              $ (0.01)     $(0.04)       $ (0.06)       $ 0.00
Basic and dilutive net loss per share      $ (0.13)     $(0.06)       $ (0.25)       $(0.05)

Weighted average number of common and
 common equivalent shares outstanding        8,456       8,431          8,456         8,431


                  The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                             BioSphere Medical, Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)
                                                                                  Six - month periods
                                                                                     ended June 30,
                                                                                -----------------------
                                                                                  1999            1998
                                                                                -------         -------
Cash flows from operating activities:
  Net loss                                                                      $(2,103)        $  (411)
  Less: Net (loss)/income from discontinued operations                             (539)             25
                                                                                -------         -------
  Net loss from continuing operations                                            (1,564)           (436)
  Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
  Depreciation and amortization                                                       8               8
  Issuance of warrants                                                               --              30
  Minority interest                                                                  15              --
  Changes in operating asset and liabilities:
    Marketable securities                                                            --             146
    Accounts receivable                                                              40              --
    Inventories                                                                     (20)             --
    Prepaid and other current assets                                                (24)            (44)
    Accounts payable                                                                (72)           (335)
    Related parties payable                                                        (384)           (159)
    Accrued expenses                                                                  9            (296)
                                                                                -------         -------
  Net cash used in operating activities                                          (1,992)         (1,086)
                                                                                -------         -------

Cash flows from investing activities:
  Additions to property and equipment                                               (52)             --
  Increase in restricted cash                                                    (1,000)             --
  Change in other assets                                                             (1)              1
                                                                                -------         -------
  Net cash provided by/(used in) investing activities                            (1,053)              1
                                                                                -------         -------

Cash flows from financing activities:
  Net (repayments)/borrowings under line of credit agreements                    (2,032)          1,917
  Repayments of long term borrowings                                               (148)           (403)
                                                                                -------         -------
  Net cash (used in)/provided by financing activities                            (2,180)          1,514
                                                                                -------         -------

Effect of exchange rate changes on cash and cash equivalents                         (5)             --
                                                                                -------         -------

Net (decrease)/increase in cash and cash equivalents                             (5,230)            429
Net cash provided by discontinued operations                                      9,940             366
Cash and cash equivalents at beginning of period                                  2,235           2,370
                                                                                -------         -------
Cash and cash equivalents at end of period                                      $ 6,945         $ 3,165
                                                                                =======         =======

Acquisition of BioSphere Medical:
 Liabilities assumed                                                            $(1,493)        $    --
 Fair value of assets acquired                                                    1,493
                                                                                -------         -------
                                                                                $    --         $    --
                                                                                =======         =======


   The accompanying notes are an integral part of the consolidated condensed financial statements.

                             BioSphere Medical, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with BioSphere Medical, Inc.'s, f/k/a BioSepra Inc. (the "Company") annual audited financial statements included in the Company's Form 10-K. The consolidated condensed financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions were eliminated in consolidation.

         On February 25, 1999, the Company acquired 51% of the outstanding common stock of BioSphere Medical, S.A. ("BMSA"), a French societe anonyme. The Company acquired the 51% ownership by granting an exclusive license pertaining to certain patents and technology and the transfer of certain other technology to BMSA. The Company has the option to acquire the remaining 49% of the outstanding common stock of BMSA through December 31, 2004, pursuant to the terms of the acquisition agreement. Additionally, the holder of the remaining 49% of the outstanding common stock of BMSD has an option to require the Company to purchase its shares from December 31, 2003 until December 31, 2004 at a price of not less than FF 6,000,000 ($946,000 as of June 30, 1999). The results of operations of BioSphere have been included in the consolidated condensed statements since the date of acquisition.

         On May 17, 1999, the Company completed the sale of substantially all its assets and the business of BioSepra Inc., other than assets relating to intracorporeal and "on-line" extracorporeal therapies or any autologous treatment. Simultaneously with the closing of this transaction, the Company changed its corporate name from BioSepra Inc. to BioSphere Medical, Inc. Financial information relative to BioSepra Inc. is included in the financial statements as Discontinued Operations.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three-month and six-month periods ended June 30, 1999 and 1998. The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1998.

         The Company's revolving line of credit expired on April 30, 1999; however, the Company has signed a term sheet with the bank that, if fully negotiated and executed, will provide the Company with a replacement line of credit of $2,000,000. The contemplated line of credit would include a guarantee by Sepracor Inc., the Company's majority stockholder ("Sepracor").

         Certain prior period amounts have been reclassified to conform to current reporting, including the impact of the operations of the Company which were discontinued in the second quarter of fiscal 1999.

2.       Inventories

         Inventories consist of the following:

                                                       June 30     December 31,
                                                         1999          1998
                                                       --------    ------------

         Raw material                                    $174          $ --
         Work in progress                                  30            --
         Finished goods                                   210            --
                                                         ------------------
                                                         $414          $ --
                                                         ==================

3.       Property and Equipment

         Property and equipment consists of the following:

                                                       June 30,    December 31,
                                                         1999          1998
                                                       --------    ------------

         Equipment                                       $191          $ 77
         Less accumulated depreciation and amortization   (55)          (35)
                                                         ------------------
         Total property & equipment                      $136          $ 42
                                                         ==================

4.       Related party transactions

         The related party payable represents amounts due for certain services and facilities provided by Sepracor Inc., the Company's majority stockholder.

         In January 1996, the Company entered into a promissory note for $350,000 with Sepracor. This amount did not bear interest. The Company utilized the funds for leasehold improvements to the Company's facilities. As of June 30, 1999, the loan has been fully repaid.

5.       Net (Loss)/Income Per Share

         Basic net (loss)/income per common share is computed by dividing net
         (loss)/income by the weighted average number of common shares outstanding during the period. Diluted (loss)/income per share is the same as basic (loss)/income per share as the effects of common stock equivalents are antidilutive for all periods presented. Total antidilutive shares of approximately 3,252,736 and 615,000 for the three months ended June 30, 1999 and 1998, respectively have been excluded from the calculation of weighted average number of potentially diluted common shares outstanding.

6.       Statements of Cash Flows

         Cash payments for interest for the six months ended June 30, 1999 and 1998 were $69,812 and $98,000, respectively.

7.   Comprehensive Income/(Loss)

     The Company adopted Statement of Financial Account Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income/loss and its components in the financial statements. The Company's only item of other comprehensive income/loss relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the six months ended June 30, 1999, comprehensive income/loss would be approximately $468 greater than reported net income (loss) due to foreign currency translation adjustments. There was no effect for the corresponding period of 1998.

8.   Discontinued operations

          On May 17, 1999, the Company sold substantially all of its assets and business, other than such assets and business relating to intracorporeal and "on-line" extracorporeal therapies or any autologous treatment, for approximately $11.2 million in cash, including $1.0 million which is being held in escrow, and certain liabilities. The escrow funds are being held in the event there is a future adjustment to the closing balance sheet of the assets sold and liabilities assumed as defined in the asset purchase agreement. In the event no adjustment is required, the funds will be released on November 17, 2000. Upon the consummation of the sale, BioSepra Inc. changed its name to BioSphere Medical, Inc. The Company utilized a portion of the proceeds to pay approximately $880,000 of transaction costs, to repay approximately $2.0 million of outstanding bank debt, and to repay approximately $143,000 due to Sepracor.

     The net assets included in the sale had a net book value of approximately $10.5 million on May 17, 1999, which was included in calculating a net loss for the sale of approximately $70,000. The operations, assets and liabilities of the business have been presented in accordance with Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in the accompanying consolidated financial statements. Accordingly, the operating results of the discontinued business for the three and six months ended June 30, 1999 and 1998 have been segregated from the continuing operations and reported as a separate line item on the consolidated condensed statements of income. The consolidated condensed balance sheets as of June 30, 1999 and December 31, 1998 have also been restated to reflect the net assets of the sold business.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Overview

During the three month period ending June 30, 1999 the Company transitioned from a chromatography based company (included in discontinued operations) to a medical device business. The Company is implementing its new strategic plan to develop proprietary spherical biocompatible beads for the treatment of hypervascularized tumors and arteriovenous malformations, and to further develop the technology for use in the treatment of uterine fibroids and other disease indications. To accomplish its strategic plan, the Company completed an acquisition of a 51% interest in BMSA, by granting an exclusive license pertaining to certain patents and technology, and the transfer of certain other technology to BMSA. In addition, the Company completed a sale of substantially all its assets and the business of BioSepra Inc., other than its assets relating to intracorporeal and "on-line" extracorporeal therapies or any autologous treatment, for approximately $11.2 million in cash on May 17, 1999. Simultaneously, with the closing of this transaction, the Company changed its corporate name from BioSepra Inc. to BioSphere Medical, Inc. Funds realized from the sale were used to satisfy certain outstanding obligations, and the remainder will be sufficient to fund the Company's development of the medical device business for at least the next twelve months.


     Three and Six months ended June 30, 1999 and 1998

Product revenue increased to $710,000 for the three months ended June 30, 1999 from $32,000 for the same period in 1998. Revenue for the six months ended June 30, 1999 increased to $990,000 compared to $90,000 for the same period in 1998. The increase is attributable to revenue generated through the acquisition of BMSA on February 25, 1999.

Cost of products sold for the three month period ended June 30, 1999 was $428,000 compared to $23,000 for the same period in 1998. For the six month period ended June 30, cost of products sold was $574,000 in 1999 and $55,000 in 1998. The increase was attributable to revenue generated due to the acquisition of BMSA.

Research and development expenses increased to $182,000 for the three months ended June 30, 1999 from $9,000 for the same period in 1998. For the six month period ended June 30, 1999, research and development expenses increased to $199,000 from $18,000 for the comparable period in 1998. This increase is primarily attributable to regulatory expenses incurred relative to seeking embosphere product approval in the United States.

Selling, general and administrative expenses increased to $1,141,000 for the three months ended June 30, 1999 from $202,000 for the comparable period in 1998. For the six month period ending June 30, 1999, selling, general, and administrative expenses increased to $1,744,000 from $441,000 for the comparable period in 1998. The increase is primarily due to the acquisition of BMSA and other expenses related to the implementation of the Company's new strategic plan, including personnel costs, recruiting expenses and other expenses associated with developing a new business.

Other income/(expense), net, was $16,000 for the three months ended June 30, 1999 as compared to other income/(expense), net, of $(24,000) for the comparable period in 1998. Other income/(expense), net, was $(5,000) for the six months ended June 30, 1999 as compared to other income/(expense), net of $(39,000) for the comparable period in 1998. This change is due to interest earned on the funds received from the sale of the discontinued operations contrasted with interest expense incurred in the prior year on an outstanding line of credit, which has been repaid from the proceeds of the sale.

The Company's net loss from continuing operations increased to $1,025,000 for the three months ended June 30, 1999 compared to a net loss of $211,000 for the three months ended June 30, 1998. For the first six months of 1999, the Company's net loss increased to $1,564,000 from $436,000 for the comparable period in 1998. The increase is primarily due to the ramp up of expenses related to the implementation of the Company's new strategic plan.

Loss from discontinued operations for the three months ended June 30, 1999 includes a loss of $70,000 related to the sale of the net assets of the chromatography business.

LIQUIDITY AND CAPITAL RESOURCES

The company historically funded its operations from product sales, license fees, net proceeds provided from the Company's initial public offering, funds provided by Sepracor, bank financing and equipment financing leases. As of June 30, 1999, the Company has $6,945,000 of cash and cash equivalents and $6,874,000 of working capital. Cash and cash equivalents for the quarter ended June 30, 1999 increased by $4,710,000 from $2,235,000 at December 31, 1998. The Company utilized cash for operations of $1,992,000 primarily to fund its operating losses and reduce payables. On May 17, 1999, the Company completed the sale of its biopharmaceutical drug purification business and research consumable business for cash. A loss of $70,000 was recognized as a part of its discontinued operations. The Company generated cash from the sale of its discontinued operating assets of $9,224,000, including $1,000,000 held in escrow for any unforeseen liabilities related to the sale that may arise in the next twelve months. The Company expects that the funds realized from the sale will be sufficient to fund the Company's development of the medical device business for at least the next twelve months. The Company used cash in financing activities of $2,180,000 primarily to repay its bank line of credit.

The Company has a signed term sheet that, if fully negotiated and executed, will provide the Company access to a revolving line of credit under which the Company may borrow up to $2,000,000. This term sheet requires that Sepracor guarantee the line of credit.

As of June 30, 1999, there was $441,000 outstanding under a French loan by the Company's majority owned subsidiary, BioSphere Medical, SA. In addition, Sepracor guarantees certain capital lease obligations of the Company. The outstanding balance of the capital lease obligation guaranteed by Sepracor was $42,000 as of June 30, 1999.

FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q consist of forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the factors set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Future Operating Results" in the Company's current Annual Report on Form 10-K which has been filed and is available at the Securities and Exchange Commission, as well as the following:

In February 1999, the Company completed its acquisition of a 51% interest in BMSA. The principal purpose for the acquisition was to gain access to product know-how and CE (European equivalent to the FDA) approval of BMSA's product Embospheres(TM), a spherical bead used in three medical applications within the European medical community. BMSA commenced operations in May 1998 as a result of purchasing several product lines from Guerbet, S.A. There are numerous risks associated with this acquisition including, among other things, potential exposure to unknown liabilities of BMSA prior to the acquisition, risks associated with assimilating its operations and personnel, risks related to the acquired technologies and with the further development and commercialization of the technology, potential disruptions in the Company's business resulting from the acquisition, diversion of management time and attention, and the potential failure to achieve anticipated financial, operating and strategic benefits from the acquisition. The future success of the Company will depend largely on its ability to develop the medical technology of microspheres for use in uterine fibroids in the United States.

Other factors that may adversely affect the Company's future operating results include: intense competition from other companies selling or developing spherical bead products, the loss of any significant customer, risks attendant to the conduct of business in foreign countries, risks relating to the Company's ability to maintain meaningful patent protection of its proprietary information, risks associated with attaining FDA product approval, and the risk of product liability claims associated with the testing, marketing and sale of the Company's products.

Because of foregoing factors, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may continue to fluctuate from period to period in the future.

YEAR 2000 COMPLIANCE

The Company is currently working to negate any potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. The Company has completed the assessment of its requirements to become year 2000 compliant and, internally, completed its remediation and testing of noncompliant systems. In this connection, the Company upgraded certain of its computer hardware and software, and does not believe it has any legacy systems that are non-Y2K compliant. The Company estimates that expenditures to achieve compliance were less than $50,000. In the event that the Company encounters year 2000 problems, it has a contingency plan in place to minimize the disruption to its ongoing business operations. For the remainder of 1999, the Company will focus upon the review and status of its suppliers' readiness; the Company will also test its contingency plan. However, failure of the Company, its customer or vendors to resolve any compliance issues in a timely manner, could have an adverse effect on the Company's business, financial condition and results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to market risk in the form of interest rate risk and foreign currency risk.

The Company's investments in short-term cash equivalents are subject to interest rate movements, but the time to maturity is very short and therefore the Company does not believe these exposures are material. The Company, from time to time, has minor intercompany transactions with its French subsidiary. The payable is due in local French currency, and therefore the Company may experience gains, and/or losses upon the payment of this account payable obligation.

                                    PART II.
                               OTHER INFORMATION

Items 1 - 3.  None

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on June 16, 1999, the following proposals were adopted by the vote specified below:


                                                                                                          Broker
     Proposal                                  For             Withheld              Abstain              Non-votes
     --------------------------------------------------------------------------------------------------------------
1.  Election of Directors
       Timothy J. Barberich                  8,040,154          144,000                 0
       John Carnuccio                        8,040,154          144,000                 0
       William M. Cousins, Jr.               8,040,154          144,000                 0
       Alexander M. Klibanov,  Ph.D.         8,040,154          144,000                 0
       Paul A. Looney                        8,040,154          144,000                 0
       Riccardo Pigliucci                    8,040,154          144,000                 0
       David P. Southwell                    8,040,154          144,000                 0
       Jean-Marie Vogel                      8,040,154          144,000                 0


                                                                                                           Broker
     Proposal                                  For             Withheld              Abstain              Non-votes
     --------------------------------------------------------------------------------------------------------------
2.  Approve the amendment to the Company's
    Certificate of Incorporation            7,971,515           212,339               300                       --

3. Approve the amendment to the Company's
   1997 Stock Incentive Plan                5,838,035           175,139            14,050                2,156,930


Item 5. None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits
             None.

        b)  Reports on Form 8-K

              i)  Current report on Form 8-K filed on April 29, 1999
             ii)  Current report on Form 8-K filed on June 2, 1999
            iii)  Current report on Form 8-K/A filed on August 2, 1999

                                   SIGNATURES







Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                           BIOSPHERE MEDICAL, INC.






Date:   Aug. 16, 1999                      /s/ Philip V. Holberton
                                      ------------------------------------------

                                            Philip V. Holberton
                                           Chief Financial Officer
                                      (Principal Financial & Accounting Officer)