Form 10-Q
period 1999-09-30
BIOSPHERE MEDICAL INC
filed 1999-11-12
CIK 919015

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 1999
                                ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-23678
                       -------

                             BIOSPHERE MEDICAL, INC.
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

                                    YES [X]   NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                     8,456,059
---------------------------------------          -------------------------------
                Class                            Outstanding at November 8, 1999

                             BioSphere Medical, Inc.

                                      INDEX

                                                                            Page
                                                                            ----

Part I  -  Financial Information


Item 1.  Consolidated Financial Statements

            Consolidated Condensed Balance Sheets as of
            September 30, 1999 and December 31, 1998..........................3

            Consolidated Condensed Statements of Operations for the
            Three and Nine Month Periods Ended September 30, 1999
            and 1998..........................................................4

            Consolidated Condensed Statements of Cash Flows for the
            Nine Month Periods Ended September 30, 1999 and 1998..............5

            Notes to Consolidated Condensed Financial Statements..............6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk ........................................................11


Part II  -  Other Information................................................12

Signatures...................................................................13

                             BioSphere Medical, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(In thousands)


                                                                              September 30,        December 31,
                                      ASSETS                                      1999                 1998
                                                                              -------------        ------------
Current assets:
   Cash and cash equivalents                                                    $  5,588             $  2,235
   Accounts receivable                                                               723                   --
   Inventories (Note 2)                                                              452                   --
   Prepaid and other current assets                                                   40                   55
                                                                                --------             --------
       Total current assets                                                        6,803                2,290

Net assets of discontinued operations                                                 --               10,325
Property and equipment, net (Note 3)                                                 232                   42
Cash held in escrow                                                                1,016                   --
Goodwill                                                                              62                   --
Other assets                                                                           8                    7
                                                                                --------             --------
       Total assets                                                             $  8,121             $ 12,664
                                                                                ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, current portion of long-term debt
     and capital lease obligations                                              $     42             $  2,082
   Accounts payable                                                                  723                  142
   Related party payable (Note 4)                                                     35                  430
   Accrued expenses                                                                1,055                  792
                                                                                --------             --------
       Total current liabilities                                                   1,855                3,446

Long-term debt and capital lease obligations, net of current portion                  --                   82
                                                                                --------             --------
       Total liabilities                                                           1,855                3,528
                                                                                --------             --------
Minority interest                                                                    216                   --

Stockholders' equity:
   Common stock                                                                       84                   84
   Additional paid-in capital                                                     40,587               40,587
   Accumulated deficit                                                           (34,615)             (31,535)
   Cumulative translation adjustment                                                  (6)                  --

      Total stockholders' equity                                                   6,050                9,136
                                                                                --------             --------
      Total liabilities and stockholders' equity                                $  8,121             $ 12,664
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

                             BioSphere Medical, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

                                                           Three - month periods                  Nine - month periods
                                                            ended September 30,                    ended September 30,
                                                         --------------------------            --------------------------
                                                           1999               1998               1999               1998
                                                         -------            -------            -------            -------

Revenue:

  Product sales                                          $   594            $    34            $ 1,584            $   124
  License fees                                                --                  8                  3                 35
                                                         -------            -------            -------            -------
         Total revenue                                       594                 42              1,587                159
                                                         -------            -------            -------            -------
Costs and expenses:
  Cost of products sold                                      382                 20                956                 75
  Research and development                                   295                  9                494                 27
  Selling, general and administrative                      1,008                357              2,773                798
                                                         -------            -------            -------            -------
         Total costs and expenses                          1,685                386              4,223                900
                                                         -------            -------            -------            -------

         Loss from continuing operations                  (1,091)              (344)            (2,636)              (741)

Other income/(expense), net                                   71                (27)                88                (66)
                                                         -------            -------            -------            -------
         Pretax loss from continuing operations           (1,020)              (371)            (2,548)              (807)
Income tax                                                    20                 --                 --                 --
                                                         -------            -------            -------            -------
         Loss before minority interest                    (1,000)              (371)            (2,548)              (807)
Minority interest                                             21                 --                  6                 --
                                                         -------            -------            -------            -------
         Net loss from continuing operations                (979)              (371)            (2,542)              (807)

Loss from discontinued operations                             --               (715)              (539)              (690)
                                                         -------            -------            -------            -------
         Net loss                                        $  (979)           $(1,086)           $(3,081)           $(1,497)
                                                         =======            =======            =======            =======
Basic and dilutive net loss per share from
  continuing operations                                  $ (0.12)           $ (0.05)           $ (0.30)           $ (0.10)
Basic and dilutive net loss per share from
  discontinued operations                                                   $ (0.08)           $ (0.06)           $ ( 0.08)
Basic and dilutive net loss per share                    $ (0.12)           $ (0.13)           $ (0.36)           $ (0.18)

Weighted average number of common
  shares outstanding                                       8,456              8,431              8,456              8,431



                   The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                             BioSphere Medical, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                                   Nine- month periods
                                                                                   ended September 30,
                                                                                ------------------------
                                                                                  1999             1998
                                                                                -------          -------
Cash flows from operating activities:
      Net loss                                                                  $(3,081)         $(1,497)
      Less: Net loss from discontinued operations                                  (539)            (690)
                                                                                -------          -------
      Net loss from continuing operations                                        (2,542)            (807)
      Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
      Depreciation and amortization                                                  21               12
      Issuance of warrants                                                           --               30
      Minority interest                                                              (6)              --
      Changes in operating assets and liabilities:
            Marketable securities                                                    --              146
            Accounts receivable                                                      44               --
            Inventories                                                             (58)              --
            Prepaid and other current assets                                         15              (13)
            Accounts payable                                                        209             (394)
            Inter Company Payables                                                   --               29
            Related parties payable                                                (394)
            Accrued expenses                                                        (76)            (251)
                                                                                -------          -------
      Net cash used in operating activities                                      (2,788)          (1,248)
                                                                                -------          -------

Cash flows from investing activities:
      Additions to property and equipment                                          (158)              --
      Increase in restricted cash                                                (1,016)              --
      Change in other assets                                                         (1)               1
                                                                                -------          -------
      Net cash (used in)/provided by investing activities                        (1,175)               1
                                                                                -------          -------

Cash flows from financing activities:
      Net (repayments)/borrowings under line of credit agreements                (2,032)           1,917
      Repayments of long term borrowings                                           (590)            (424)
                                                                                -------          -------
      Net cash (used in)/ provided by financing activities                       (2,622)           1,493
                                                                                -------          -------

Effect of exchange rate changes on cash and cash equivalents                         (2)              --
                                                                                -------          -------

Net (decrease) /increase in cash and cash equivalents                            (6,587)             246
Net cash provided by  discontinued operations                                     9,940              182
Cash and cash equivalents at beginning of period                                  2,235            2,370
                                                                                -------          -------
Cash and cash equivalents at end of period                                      $ 5,588          $ 2,798
                                                                                =======          =======
Acquisition of BioSphere Medical:
   Liabilities assumed                                                          $(1,493)         $    --
   Fair value of assets acquired                                                  1,493
                                                                                -------          -------
                                                                                $    --          $    --
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

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three month and nine month periods ended September 30, 1999 and 1998. The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         Certain prior period amounts have been reclassified to conform to current reporting, including the impact of the operations of the Company, which were discontinued in the second quarter of fiscal 1999.

         On February 25, 1999, the Company acquired 51% of the outstanding common stock of BioSphere Medical, S.A. ("BMSA"), a French societe anonyme. The Company acquired the 51% ownership by granting an exclusive license pertaining to certain patents and technology and the transfer of certain other technology to BMSA. The Company has the option to acquire the remaining 49% of the outstanding common stock of BMSA through December 31, 2004, pursuant to the terms of the acquisition agreement. Additionally, the holder of the remaining 49% of the outstanding common stock of BMSA has an option to require the Company to purchase its shares from December 31, 2003 until December 31, 2004 at a price of not less than FF 6,000,000 ($977,000 as of September 30, 1999). The Company will accrete the value of this put right over the period ending December 31, 2003. The results of operations of BioSphere have been included in the consolidated condensed statements since the date of acquisition.

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

2.       Inventories

         Inventories consist of the following:

                                             September 30,   December 31,
                                                 1999           1998
                                             -------------   ------------

         Raw material                            $189           $ --
         Work in progress                          45             --
         Finished goods                           218             --
                                                 -------------------
                                                 $452           $ --
                                                 ===================

3.       Property and Equipment

         Property and equipment consists of the following:

                                             September 30,   December 31,
                                                 1999           1998
                                             -------------   ------------

         Equipment                               $297           $ 77
         Less accumulated depreciation and
           amortization                           (65)           (35)
                                                 -------------------
         Total property & equipment              $232           $ 42
                                                 ===================

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

         On September 1, 1999 the Company entered into a 3.0 million French Franc ($488,918 at September 30, 1999) convertible term loan with its 51% owned subsidiary, BioSphere Medical S.A. The proceeds of the term loan were used by BMSA to repay a 2.7 million French Franc ($440,026 at September 30, 1999) loan from Guerbet Medical which expired on August 31, 1999. The new term loan matures in 24 months, accrues interest at an annual rate of 5.5% and allows the Company to convert the outstanding balance into a maximum 17% of the outstanding common stock at the end of the loan term based upon a per share price of 1800 French Francs.

5.       Net Loss Per Share

         Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share as the effects of common stock equivalents are antidilutive for all periods presented. Total dilutive shares of approximately 3,538,030 and 1,657,000 for the three and nine months ended September 30, 1999 and 1998, respectively, have been excluded from the calculation of weighted average number of potentially diluted common shares outstanding.

6.       Statements of Cash Flows

         Cash payments for interest for the nine months ended September 30, 1999 and 1998 were $71,224 and $139,000, respectively.

7.       Comprehensive Income/ (Loss)

         The Company adopted Statement of Financial Account Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The Company's only item of other comprehensive income
         (loss) relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the nine months ended September 30, 1999, comprehensive loss would be approximately $541 greater than reported net income (loss), due to foreign currency translation adjustments. There was no effect for the corresponding period of 1998.

8.       Discontinued operations

         On May 17, 1999, the Company sold substantially all of its assets and business, other than such assets and business relating to intracorporeal and "on-line" extracorporeal therapies or any autologous treatment, for approximately $11.2 million in cash, including $1.0 million which is being held in escrow. The purchaser also assumed certain liabilities of the Company. The escrow funds are being held in the event, that pursuant to the asset purchase agreement, there is a future adjustment to the closing balance sheet of the assets sold and liabilities assumed. In the event no adjustment is required, the funds will be released to the Company on November 17, 2000. The Company utilized a portion of the proceeds to pay approximately $880,000 of transaction costs, to repay approximately $2.0 million of outstanding bank debt, and to repay approximately $143,000 due to Sepracor.

         On September 17, 1999, Life Technologies, Inc. filed a claim for indemnification against the $1,000,000 escrow account pursuant to the asset purchase agreement. The Company has resolved the dispute, in principle, by agreeing to pay Life Technologies $175,000 in exchange for an accelerated release of the remaining escrow amount (an estimated $841,000 on September 30, 1999) at the time the agreement is finalized.

         The net assets included in the sale had a net book value of approximately $10.5 million on May 17, 1999, which was included in calculating a net loss for the sale of approximately $70,000. The operations, assets and liabilities of the business have been presented in accordance with Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in the accompanying consolidated financial statements. Accordingly, the operating results of the discontinued business for the nine months ended September 30, 1999 and the three and nine months ended September 30, 1998 have been segregated from the continuing operations and reported as a separate line item on the consolidated condensed statements of income. The consolidated condensed balance sheet as of December 31, 1998 has also been restated to reflect the net assets of the sold business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview

During the nine month period ending September 30, 1999 the Company transitioned from a chromatography based company (included in discontinued operations) to a medical device business. The Company is implementing its new strategic plan to develop its proprietary spherical biocompatible beads for the treatment of hypervascularized tumors and arteriovenous malformations, and to further develop the technology for use in the treatment of uterine fibroids and other disease indications. In connection with the implementation of its strategic plan, the Company completed an acquisition of a 51% interest in BMSA, by granting an exclusive license pertaining to certain patents and technology, and the transfer of certain other technology to BMSA. In addition, the Company completed a sale of substantially all its assets and the business of BioSepra Inc., other than its assets relating to intracorporeal and "on-line" extracorporeal therapies or any autologous treatment, for approximately $11.2 million in cash on May 17, 1999. Simultaneously with the closing of this transaction, the Company changed its corporate name from BioSepra Inc. to BioSphere Medical, Inc. Funds realized from the sale were used to satisfy certain outstanding obligations, and the remainder will be sufficient to fund the Company's development of the medical device business for at least the next twelve months.

     Three and Nine months ended September 30, 1999 and 1998

Revenue from product sales increased to $594,000 for the three months ended September 30, 1999 from $34,000 for the same period in 1998. Revenue from product sales for the nine months ended September 30, 1999 increased to $1,584,000 compared to $124,000 for the same period in 1998. The increase is attributable to revenue from product sales generated through the acquisition of BMSA on February 25, 1999.

Cost of products sold for the three month period ended September 30,1999 was $382,000 compared to $20,000 for the same period in 1998. For the nine month period ended September 30, cost of products sold was $956,000 in 1999 and $75,000 in 1998. The increase is attributable to expenses incurred with the sale of new products resulting from the acquisition of BMSA.

Research and development expenses increased to $295,000 for the three months ended September 30, 1999 from $9,000 for the same period in 1998. For the nine month period ended September 30, 1999, research and development expenses increased to $494,000 from $27,000 for the comparable period in 1998. This increase is primarily attributable to regulatory expenses incurred relative to seeking embosphere product approval in the United States.

Selling, general and administrative expenses increased to $1,008,000 for the three months ended September 30, 1999 from $357,000 for the comparable period in 1998. For the nine month period ending September 30, 1999, selling, general, and administrative expenses increased to $2,773,000 from $798,000 for the comparable period in 1998. The increase is primarily due to the acquisition of BMSA and other expenses related to the implementation of the Company's new strategic plan, including personnel costs, recruiting expenses and other expenses associated with developing a new business.

Other income/(expense), net, was $71,000 for the three months ended September 30, 1999 as compared to other income/(expense), net, of $(27,000) for the comparable period in 1998. Other income/(expense), net, was $88,000 for the nine months ended September 30, 1999 as compared to other income/(expense), net of $(66,000) for the comparable period in 1998. This change is due to interest earned on the funds received from the sale of the discontinued operations contrasted with interest expense incurred in the prior year on an outstanding line of credit, which has been repaid from proceeds of the sale.

The Company's net loss from continuing operations increased to $979,000 for the three months ended September 30, 1999 compared to a net loss of $371,000 for the three months ended September 30, 1998. For the first nine months of 1999, the Company's net loss increased to $2,542,000 from $807,000 for the comparable period in 1998. The increase is primarily due to the ramp up of expenses related to the implementation of the Company's new strategic plan.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from product sales, license fees, net proceeds provided from the Company's initial public offering, funds provided by Sepracor, bank financing and equipment financing leases. As of September 30, 1999, the Company had $5,588,000 of cash and cash equivalents and $4,983,000 of working capital. Cash and cash equivalents for the nine months ended September 30, 1999 increased by $3,353,000 from $2,235,000 at December 31, 1998. For the nine months ended September 30, 1999, the Company utilized cash for operations of $2,788,000 primarily to fund its operating losses and reduce payables. On May 17, 1999, the Company completed the sale of its biopharmaceutical drug purification business and research consumable business for cash. A loss of $70,000 was recognized as a part of its discontinued operations. The Company generated cash from the sale of its discontinued operating assets of $9,224,000, including $1,000,000 held in escrow for any unforeseen liabilities related to the sale that may arise in the next twelve months. The Company expects that the funds realized from the sale will be sufficient to fund the Company's development of the medical device business for at least the next twelve months. The Company used cash in financing activities of $2,622,000 primarily to repay its bank line of credit.

As of September 30, 1999 the Company repaid $440,000 for a French loan of its majority owned subsidiary BioSphere Medical, SA. In addition, Sepracor guarantees certain capital lease obligations of the Company. The outstanding balance of the capital lease obligation guaranteed by Sepracor was $42,000 as of September 30, 1999.

FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q consist of forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the factors set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations- Future Operating Results" in the Company's current Annual Report on Form 10-K which has been filed and is available at the Securities and Exchange Commission, as well as the following:

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

YEAR 2000 COMPLIANCE

The Company is currently working to negate any potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. The Company has completed the assessment of its requirements to become year 2000 compliant and, internally, completed its remediation and testing of noncompliant systems. In this connection, the Company upgraded certain of its computer hardware and software, and does not believe it has any legacy systems that are non-Y2K compliant. The Company estimates that historical expenditures to achieve compliance were less than $50,000 and that it will not incur material expenditures in the future in connection with its year 2000 remediation and testing. In the event that the Company encounters year 2000 problems, it has a contingency plan in place to minimize the disruption to its ongoing business operations. For the remainder of 1999, the Company will focus upon the review and status of its suppliers' readiness; the Company will also test its contingency plan. However, failure of the Company, its customer or vendors to resolve any compliance issues in a timely manner, could have an adverse effect on the Company's business, financial condition and results of operations.

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

                                    PART II.
                                OTHER INFORMATION

Items 1 - 5.      None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

            None.

         b) Reports on Form 8-K

            i) Current report on Form 8-K/A filed on August 2, 1999 which amends a Current Report on Form 8-K filed on June 2, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             BIOSPHERE MEDICAL, INC.



Date: November 8, 1999                       /s/ Philip V Holberton
                                    ------------------------------------------
                                               Philip V. Holberton
                                             Chief Financial Officer
                                    (Principal Financial & Accounting Officer)