Form 10-K
period 1999-12-31
BIOSPHERE MEDICAL INC
filed 2000-03-30
CIK 919015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM TO

                          Commission File No. 0-23678

                            BIOSPHERE MEDICAL, INC.

             (Exact Name of Registrant as Specified in Its Charter)
                            ------------------------

                     DELAWARE                                           04-3216867
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

                                 Title of class

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $132,729,835, based on the last reported sale price of the Common Stock on the OTC: Bulletin Board on March 15, 2000.

    Number of shares outstanding of the registrant's class of Common Stock as of March 15, 2000 was 9,236,622.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Proxy Statement for the 2000 Annual Meeting of Stockholders--Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    We are pioneering the use of our proprietary bioengineered acrylic beads, known as microspheres, for medical applications including embolotherapy and a broad range of tissue engineering applications. Our initial applications for these microspheres are in embolotherapy. Embolotherapy is a minimally invasive procedure in which embolic materials, such as our microspheres, are delivered through a catheter into the blood vessels to inhibit blood flow to tumors or vascular defects or to control blood loss presurgically. We intend that our first products will target the treatment of hypervascularized tumors, which are tumors that have a large number of blood vessels feeding them. Hypervascularized tumors include certain tumors affecting the brain and spinal cord, tumors in the uterus, known as uterine fibroids, and tumors associated with primary liver cancer. By selectively blocking the tumor's blood supply, embolotherapy is designed to cause the tumor to shrink. We believe that our microsphere technology platform may also be used to develop products to deliver drugs to targeted sites.

    Our microspheres have a variety of characteristics that we believe make them preferable to other embolic materials currently used in embolotherapy. These characteristics are designed to make our product easier to use and its delivery to the tumor more targeted and controlled, which we believe will result in better procedural outcomes for the patient. By improving the practice of embolotherapy, we believe that currently untreated patients and patients who are seeking treatment with existing embolotherapy or more invasive surgical procedures may seek treatment with our product.

    We believe that our platform microsphere technology also has broad medical applications in tissue engineering, such as tissue bulking, repair and regeneration. In this context, we are exploring and/or developing microspheres for use in the treatment of a number of conditions, including stress urinary incontinence, facial wrinkles and gastroesophageal reflux disease. We are exploring the use of microspheres for treatment in certain bone conditions and tissue and bone regeneration.

INDUSTRY OVERVIEW
EMBOLOTHERAPY MARKETS

    Embolotherapy has been used for more than 20 years by interventional radiologists to treat certain peripheral tumors, arteriovenous malformations and to control blood loss. Interventional neuroradiologists practice embolotherapy for procedures in the brain in order to block the blood supply to inoperable tumors or to block the blood supply to the tumor region to minimize bleeding during surgery. Applications in the brain are important medically and we believe demonstrate the safety and efficacy of embolotherapy in high-risk procedures. In recent years, interventional radiologists in the United States, Europe and Japan have begun to expand the scope of embolotherapy to include uterine artery embolization and the treatment of certain cancers, including liver cancer. In addition, affected people have become more proactive in seeking treatment alternatives, particularly with the general awareness and use of Internet medical sites. As a result, the potential market for embolotherapy has expanded considerably from niche neurological applications to broader medical opportunities.

    Passive embolotherapy refers to the use of microspheres to mechanically block the flow of blood to tumors, vascular defects and hemorrhage sites. We are also researching the development of microspheres which have drugs or genes embedded into them which will be designed to be released from the microspheres at the targeted site, a process we refer to as active embolotherapy.

    UTERINE FIBROIDS

    Uterine fibroids are non-cancerous tumors growing in or on the uterus. Their cause is unknown. Most patients with uterine fibroids do not initially have symptoms and remain untreated until the patient experiences abnormal bleeding, urinary frequency, pain, swelling or difficulty with fertility.

    Until now, women suffering from uterine fibroids have had few treatment options. These existing treatment options include the following:

    - HYSTERECTOMY: Hysterectomy is a surgical procedure to remove the uterus. While hysterectomy has a relatively low complication rate, it requires a hospital stay of four to five days, and recovery period of five to six weeks, and results in loss of fertility for women of child-bearing age. This frequently has adverse psychological effects on the patient, and can lead to early menopause.

    - MYOMECTOMY: Myomectomy is the surgical removal of the uterine fibroids without removal of the uterus. It is usually performed on women who wish to preserve their fertility. In addition to the invasiveness of the procedure, the most significant disadvantage of the myomectomy is a 20 to 40 percent recurrence rate. Even though myomectomy has been the only available procedure for a woman with severe symptoms from uterine fibroids who wish to preserve fertility, the recurrence rate and invasiveness have resulted in resistance from both third party payors and patients for the procedure. Relatively few myomectomies are performed in relation to the number of eligible patients.

    - MEDICAL MANAGEMENT AND "WATCHFUL WAITING:" About 95 percent of symptomatic fibroid patients either receive hormone treatment on a temporary basis to relieve symptoms or remain untreated and tolerate the symptoms. Even if the patient receives treatment, once treatment ceases the uterine fibroids usually regrow. While hormone treatment temporarily reduces symptoms, patients often experience side effects associated with the accompanying hormonal changes. Additionally, women cannot conceive while taking the hormones. Women with less severe symptoms who are, therefore, not candidates for hormone treatment, and those seeking to conceive have few satisfactory options. In these circumstances, physicians usually monitor symptoms and will administer therapy only if the condition worsens.

    The therapies currently available for treating uterine fibroids may have significant drawbacks including:

    - temporary or permanent loss of fertility for women of child-bearing age,

    - lengthy recovery periods,

    - premature menopause and related symptoms,

    - high costs, including costs of medications, surgical procedures, and frequent and long hospital stays,

    - discomfort and side effects from invasive surgical procedures and hormone therapy, and/or

    - risk of recurrence of the fibroids.

    Another method of treatment for uterine fibroids, more recently adopted, is uterine artery embolization. The embolic material most commonly used today in uterine artery embolization is polyvinyl alcohol, or PVA. Polyvinyl alcohol has several limitations, including:

    - INCONVENIENCE AND LIMITED EFFECTIVENESS. Polyvinyl alcohol often clogs in the catheter and the blood vessel, resulting in less than optimal occlusions of the blood supply to targeted tumors as well as undesired necrosis, or death, of the surrounding tissues. Because of its imprecise size and shape, polyvinyl alcohol may not fully occlude the blood vessel, allowing the blood to circumvent the embolic material and continue to feed the tumor.

    - LIMITED CONTROL. Polyvinyl alcohol often fragments and aggregates, or clumps, in the blood vessel, causing vessel blockages prior to reaching the desired site of blood flow occlusion. Clumping during embolization is problematic for two reasons. First, if clumping occurs in the catheter during the procedure, more frequent catheter flushing or catheter replacement may be required, adding to the length and cost of the procedure. Second, if clumping occurs at non-targeted sites in the vessel after injection into the artery, incomplete embolization can occur. In addition, occlusions can block normal desired blood supply to the tissues.

    - CHRONIC INFLAMMATORY RESPONSE. Polyvinyl alcohol often stimulates an inflammatory response by the body that persists for an extended period of time.

    As a result, we believe there is a significant need for a new treatment option for patients with uterine fibroids which addresses the shortcomings of current therapies.

    PRIMARY LIVER CANCER

    Primary liver cancer refers to liver cancer originating in the liver, rather than traveling to the liver from another cancer site in the body. Over
70 percent of primary liver cancers are inoperable and are treated primarily with radiation or chemotherapy:

    - RADIATION: While radiation therapy can shrink or eliminate certain individual tumors, it is seldom used to treat liver cancer. Since it is difficult to isolate radiation exposure to the liver tumor, radiation therapy often results in damage to the surrounding non-tumorous tissue. Radiation injury can also damage the natural anti-tumor defenses of the body,

    - CHEMOTHERAPY: Chemotherapy seeks to control cancer by selectively killing the more-rapidly-dividing cancer cells and is widely used for treating cancer elsewhere in the body. The use of systemically delivered chemotherapy agents, however, has shown little benefit in treating liver cancer. Similar to the limitations of radiation therapy, therapeutic doses of chemotherapy to the cancerous tissue have a damaging effect on the normal surrounding tissue.

    Other treatments currently under investigation to treat primary liver cancer are tumor ablation, which seeks to kill the tumor by means of destructive electrical energy, and embolization using polyvinyl alcohol. Interventional radiologists are also currently using chemoembolotherapy to treat liver cancer. Chemoembolotherapy refers to the delivery of drugs in a mixture that contains embolic materials to create a higher localized concentration of the drug.

TISSUE ENGINEERING MARKETS

    Advances in cell biology are resulting in rapid advances in the fields of organ repair and tissue repair, reconstruction and regeneration, which we generally refer to as tissue engineering. These developments in tissue engineering are targeted at persuading the body to heal itself through the delivery of molecular signals, cells and supporting structures to the appropriate sites in the body.

    In certain conditions including stress urinary incontinence, gastroesophageal reflux disease, urinary reflux in infants and certain skin conditions, the normal anatomic supports are not present in the body. By injecting fillers into the existing structures to bulk them up, referred to as tissue bulking, the missing anatomic supports are recreated, thereby eliminating the condition.

    Tissue repair and regeneration involves the development of bioartifical cells, tissues and supporting matrixes, which are scaffolds that hold the cells or tissues together. These tissue scaffolds may also be developed from synthetic polymers. Tissue scaffold products have a number of potential applications, including cartilage and bone repair and organ replacement.

PRODUCTS

    Our innovative microsphere technology evolved out of approximately 15 years of research and development of polymer formulations used in the field of biological separations and drug purification. In 1999, we made a strategic decision to focus exclusively on microsphere technologies for medical applications. We believe that our microsphere technology is a platform technology which can be configured in several different ways to have applications as a pure embolic material, an embolic material linked to a gene or drug, a bulking agent and a scaffold for tissue engineering.

PASSIVE EMBOLOTHERAPY

    EMBOSPHERE MICROSPHERES

    Our initial product, Embosphere Microspheres, is intended for use in passive embolotherapy to block the blood supply to hypervascularized tumors and arteriovenous malformations. Embosphere Microspheres have been used in Europe in hypervascularized tumors, arteriovenous malformations and to presurgically control blood loss. We believe that, pending FDA clearance or approval the principal application of the Embosphere Microspheres will be as an alternative therapy for uterine fibroids.

    Uterine artery embolization is a minimally invasive procedure performed by interventional radiologists. In this procedure, microspheres are injected through a small catheter into the blood vessels feeding the fibroid tumor, preferentially blocking the blood supply to the fibroids, but not to the surrounding healthy tissues. The goal of the uterine artery embolization procedure is to eliminate the flow of blood to the uterine fibroid, thereby alleviating related symptoms, while preserving normal uterine and ovarian function.

    We believe that embolotherapy is attractive relative to current therapy alternatives for uterine fibroids, which include invasive surgical procedures, such as hysterectomy and myomectomy, hormone therapy and "watchful waiting." Current therapies can have significant drawbacks including temporary or permanent loss of fertility, lengthy recovery periods, high costs, discomfort, side effects and risk of recurrence of fibroids.

    Although the effect of uterine artery embolization on future fertility has not been established, we believe that uterine artery embolization has the potential to preserve the fertility of the patient that would be lost through hysterectomy or may be compromised by the use of current therapies or technologies and to eliminate the risk of recurrence of the uterine fibroid tumor and the complications associated with myomectomy. Most uterine artery embolization procedures can be performed in under one hour, and the patient is sedated but awake. The patient generally stays overnight in the hospital and typically returns to everyday activities within the next few days. In contrast, hysterectomy patients undergo general anesthesia, stay in the hospital for four to five days and have a five to six week recovery period.

    Current embolotherapy using polyvinyl alcohol also has several limitations associated with its imprecise size and shape, including less effective occlusion of the blood supply to the tumor, inflammation and untargeted embolization resulting in the injury of the surrounding normal tissue. Independent studies have indicated that Embosphere Microspheres have a variety of characteristics that may make them preferable to polyvinyl alcohol. These include:

    - PERFECT SPHERICAL SHAPE/CALIBRATED PARTICLE SIZE. We are able to synthesize beads with uniform sizing and a spherical shape. When beads are irregularly shaped or sized, as is the case with polyvinyl alcohol, clinicians find vessel targeting more difficult, and the possibility of unwanted embolization of blood vessels away from the site of the tumor may increase.

    - COMPLIANT AND RESILIENT PROPERTIES. We have developed a soft, elastic microsphere which has the capability to compress to up to 30 to 50 percent of its original shape. Consequently, clinicians can deliver these beads through microcatheters. Many clinicians prefer using microcatheters during embolization as small catheters minimize the frequency of artery or vessel spasm during the procedure. Vessel spasm can be of particular concern during uterine artery embolization as it can disrupt the flow of blood. Clinicians rely on blood flow during embolization to direct the microspheres to the vessel targeted for occlusion.

    - HYDROPHILIC PROPERTIES. Based on the choice of materials used to manufacture microspheres, our products are hydrophylic, which means that they absorb moisture. This characteristic is important in that it prevents the microspheres from clumping in the catheter and the artery during the procedure.

    - NON-BIODEGRADABILITY. Our microspheres are composed of a synthetic three-component polymer which is compatible with the human body. This polymer does not dissolve in any solvent, is non-biodegradable and resistant to absorption or digestion by the body. We believe, therefore, that our Embosphere Microspheres are an appropriate agent for permanent vessel occlusion.

    - CELL ADHESION. Our Embosphere Microspheres are crosslinked with a cell adhesion promoter composed of gelatin. This material promotes cell adhesion, resulting in a more rapid, stable and complete occlusion of the vessel.

    - CHARGED SURFACE PROPERTY. Our microspheres are positively charged, enabling them to attach to the negatively-charged blood vessel wall. This attachment to the vessel wall minimizes the potential for the microspheres to migrate to non-targeted vessels.

    Embosphere Microspheres are currently available in a range of product sizes, from 40 to 1,200 microns, based on current customer requirements and targeted applications. They are designed to precisely fit the blood vessels, resulting in targeted and controlled occlusion. They can be used with existing, commercially available catheters and delivery systems. We anticipate that subsequent generations of Embosphere Microspheres will incorporate new product characteristics, such as improved cell adhesion properties and an improved ability for the physician to visualize the product on x-rays during administration.

    We received CE Mark approval of our Embosphere Microspheres in the European Union in 1997 and more recently received marketing approval in Australia and Canada. In May 1999, we filed a 510(k) premarket notification to obtain marketing clearance from the FDA for our Embosphere Microspheres for hypervascularized tumors, atriovenous malformations and control of hemorrhage. The 510(k) notification did not include an indication for use in treating uterine fibroids. We have commenced clinical trials under an Investigation Device Exemption to support an application for clearance or approval from the FDA for this specific indication.

    HEPASPHERE MICROSPHERES

    We are developing HepaSphere Microspheres, which are expandable microspheres for injection via catheter in the blood vessels feeding the liver cancer tumor. Once inside the tumor, they are designed to expand by absorbing water from the blood and effectively plug the blood supply to the tumor. Liver embolotherapy is intended to starve the liver tumor, without damaging the surrounding tissues or causing any side effects on other parts of the body, such as those associated with chemotherapy and radiation.

    Over 100 primary liver cancer patients have been treated to date with HepaSphere Microspheres on an investigational basis in Japan. In September 1999, we obtained a worldwide exclusive license to HepaSphere Microspheres from its Japanese inventor. We plan to apply to the Japanese Ministry of Health and Welfare for marketing approval within the next
24 months.

ACTIVE EMBOLOTHERAPY

    VIASPHERE MICROSPHERES

    We are conducting research on our Viasphere Microspheres, which will be precisely-sized highly hydrophilic microspheres to which are attached genetic materials or drugs. These microspheres are being designed to be injected into the blood vessels feeding the tumor. We expect that once the flow of blood to the tumor has been occluded, Viasphere Microspheres will start delivering concentrated genes or drugs into the tumor.

    We believe that our Viasphere Microspheres may have several advantages over current gene therapy or drug delivery products, including the following:

    - DIRECT DELIVERY TO TUMOR: Our Viasphere Microspheres will be designed to deliver the drug or gene therapy product directly to the tumor, avoiding the potential side effects associated with high levels of circulating drugs or genes after an intravenous infusion through the blood vessel system. Direct delivery should permit the use of higher, potentially more effective, dosages of the product.

    - NON-VIRAL: By using our Viasphere Microspheres, the physician may be able to avoid the risk associated with viruses which are currently used in the delivery of drug or gene therapy products to increase the likelihood of killing the cancer cells.

    We are currently conducting early-stage research on the development of our Viasphere Microspheres.

OTHER EMBOLIZATION PRODUCTS

    In addition, we intend to seek to develop and commercialize other embolization products that include:

    - delivery systems for embolic materials, such as specialty catheters and guidewires,

    - new procedure enhancing technologies that are designed to improve the uniformity of microsphere dispersion during injection, reduce radiation exposure and optimize efficiency of procedure time and implanted material, and

    - additional embolic materials such as innovative coils, embolics that solidify upon injection and resorbable embolics to treat aneurysms and large arteriovenous malformations, as well as for specific tumors based upon their type or location.

TISSUE ENGINEERING

    MATRX

    Our MatrX product, currently under preclinical development, will include highly hydrophilic synthetic microspheres that will be designed to cause tissue bulking as a means to provide anatomic support in disease conditions where this support is missing. MatrX preparations will be designed to be easily injectable yet large enough to avoid digestion by the body. Once injected, we anticipate that the microsphere matrix will be rapidly populated by surrounding cells and provide a stable, mechanically resistant tissue bulking effect. Potential applications of MatrX preparations for tissue bulking include:

    - STRESS URINARY INCONTINENCE: Approximately four million adults in the U.S. suffer from stress urinary incontinence, which is the involuntary loss of urine during coughing, laughing, sneezing, jogging, or any other activity which causes a sufficient increase in pressure within the abdomen. Stress urinary incontinence is currently treated in a variety of ways, but the majority of patients are managed with techniques that treat the symptoms, but do not restore urinary continence. Most curative approaches to the treatment of urinary incontinence require significant surgical interventions.

      Tissue bulking agents are either biologically derived or synthetic and are designed to be injected in or near the bladder neck to increase tissue bulk. While bulking procedures are gaining acceptance, biologically-derived bulking agents are typically absorbed by the body, requiring retreatment. Other limitations include migration of the synthetic agents to other non-affected parts of the body causing adverse health effects, incompatibility of the synthetic agents with the human body, and difficulty in injecting the agents into the walls of the urethra. Accordingly, current available therapies provide only limited benefit in the treatment of stress urinary incontinence.

     We are currently developing our MatrX tissue bulking product, which is designed to be injected into the urethral wall to reduce or eliminate the incidence of urinary incontinence. We are conducting preclinical research on the application of our MatrX tissue bulking product for stress urinary incontinence.

    - VESICOURETERAL REFLUX: Vesicoureteral reflux is a condition in which urine may backflow from the bladder through the ureters and into the kidneys. This condition affects over one percent of newborn children. MatrX would be used to bulk the area of tissue at the junction of the ureter and bladder to increase backflow resistance.

    - DERMAL AUGMENTATION: Dermal augmentation refers to a procedure to inflate an area beneath the skin to correct facial contour defects. MatrX preparations are being designed to be injected under the skin with a hypodermic needle to provide a bulking effect to erase facial wrinkles or facial contour defects.

    - GASTROESOPHAGEAL REFLUX DISEASE: In many cases, gastroesophageal reflux disease is attributable to decreased tone of the lower esophageal muscle tissue or to a congenitally small band of muscle tissue. We are conducting research relating to the use of our MatrX tissue bulking product under development to be injected into the muscle tissue to improve its function.

    GENS(2) INJECTABLE TISSUE SCAFFOLD

    We are seeking to design our GenS(2) injectable tissue scaffold product, which is in the research phase, for such applications as cartilage and bone repair and other tissue or organ replacement. Several companies are developing and marketing bioartifical cells, tissues and supporting scaffoldings which hold the cells or tissues together. However, the existing tissue scaffoldings are either difficult to inject into the body, are digested by the body over time, or do not adequately merge into the original tissue. In addition, most procedures still require surgery to place the bioartifical tissues.

    We believe that our microsphere technology can be formulated into injectable microsphere scaffolds, which we call GenS(2), which may overcome many of the limitations of tissue scaffolds currently commercially available. We are designing this product to adhere to cells and to be small enough to be injected, yet large enough after injection to avoid digestion.

OTHER NON-STRATEGIC PRODUCTS

    In addition to our Embosphere Microsphere products, we sell barium and other ancillary products. Barium is purchased from Guerbet Medical, Inc. and resold for use in gastrointestinal medical tests. We sell other ancillary devices as complimentary medical products for hospital and physician use. We generated a significant portion of our revenue in 1999 from these non-strategic products. We do not expect these products to be a significant component of our future sales.

MARKETING AND SALES

    We intend to market our embolotheraphy products primarily through direct sales efforts in the United States once we receive the required marketing clearance or approval from the FDA, and through a combination of distributors, field representatives and direct marketing support in other parts of the world. We intend to build a direct sales force in the United States.

    In Europe, we market our products through a vice-president of sales and marketing, four field representatives in France, three in-house sales support people, and distributors in markets outside of France. We are in the process of expanding our sales and marketing management team in Europe, the United States and Japan.

    We plan to attend major medical conventions pertaining to our targeted markets and invest in market development, including physician training and patient outreach. We are working closely with major academic centers to serve as centers for excellence for physician training, product evaluation and ongoing research. Many members of our Medical Advisory Board are associated with these major academic centers.

RESEARCH AND DEVELOPMENT

    Our research and development group consists of four direct employees and four consultants. In addition, we have several development agreements with outside product development contractors and study agreements with several medical centers.

    Our research and development group is developing our product technology in three areas:

    - continuous improvement of our core technology,

    - complementary embolotherapy products, and

    - new initiatives aimed at leveraging our core technology in new market areas.

    Our core technologies include patented and proprietary microsphere technologies, licenses in the medical field for patented organic and inorganic polymer and surface chemistries for microsphere design and development, a license in the medical field for non-viral DNA transfection technology, and expertise and know-how in microsphere manufacturing.

    During the fiscal years ended December 31, 1997, 1998 and 1999, we spent approximately $34,000, $34,000 and $968,000 on our research and development efforts. We expect our research and development expenses to increase in the future as we seek to increase our research and development staff, enhance our existing products and develop additional products.

COMPETITION

PASSIVE EMBOLOTHERAPY

    The primary competitive embolotherapy product sold by competitors is polyvinyl alcohol, or PVA, a product introduced into the market more than 20 years ago. We encounter, and expect to continue to encounter, competition in the sale of our current and future passive embolotherapy products. Our principal competitors in the field of embolotherapy are Boston Scientific Corporation, Johnson & Johnson, and Nycomed S.A., as well as companies selling or developing non-embolotherapy solutions for the disease states targeted by us. These competitors have, and our future competitors are likely to have, greater financial, operational, sales and marketing resources and more experience in research and development than we have. We compete primarily on the basis of product performance, ease of use, degree of embolization control, and quality of patient outcomes. Our future success will depend in large part on our ability to gain market leadership at the early stage of the development and acceptance of new procedures, and our ability to continue to develop and bring to market differentiated products enhancing embolotherapy.

ACTIVE EMBOLOTHERAPY

    Although we are not aware of any company selling or marketing active embolotherapy products, we expect to encounter competition in the future sale of any active embolotherapy products. We expect that our future competitors in this area may have greater financial, operational, sales and marketing resources and more experience in research and development than we have. In addition, we expect to compete with companies which are developing and marketing other anticancer therapies and gene therapy drugs. These competitors include several large pharmaceutical companies. We believe that the principal competitive factors in the active embolotherapy market will include the ability to deliver a highly concentrated dose of gene or drug to the tumor without effects on other parts of the body, product designs facilitating a minimally invasive outpatient procedure, and a sales and marketing organization which is able to support interventional radiologists.

TISSUE ENGINEERING

    In the field of tissue engineering, we believe that competition will come from companies that are currently developing and marketing tissue bulking and tissue repair and regeneration products. We believe our principal competitors in the field of tissue engineering are companies such as Inamed Corporation and Johnson & Johnson. These competitors have, and our future competitors are likely to have, greater financial, operational, sales and marketing resources and more experience in research and development than we have. We believe that the principal competitive factors in the tissue engineering market will be the ability to obtain durable effects while reducing the invasiveness of the procedure.

GOVERNMENT REGULATION

    FDA REGULATION. The FDA, and other federal, state, local, and foreign authorities, regulate our products and manufacturing activities. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, the FDA regulates the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a 510(k) notification or approval through a Premarket Approval. We generally will be required to obtain 510(k) clearance or premarket approval prior to commercial distribution of future products or future applications of current products. Our proposed active embolotherapy products will likely be regulated as combination products, meaning they could be subject to regulation as drugs or biological products, which may involve more extensive clinical testing and rigorous premarket approval beyond that required for our microspheres and ancillary products, and other proposed products.

    CLASSIFICATION OF MEDICAL DEVICES. In the United States, medical devices intended for human use are classified into three categories, Class I, II, or III, on the basis of the controls deemed reasonably necessary by the FDA to assure their safety and effectiveness. Class I devices are subject to general controls, for example, labeling, premarket notification under Section 510(k), unless exempt, and adherence to the FDA's Good Manufacturing Practice regulations. Class II devices are subject to general and special controls, for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines. Class III is the most stringent regulatory category for medical devices. Class III devices are those which are subject to premarket approval requirements and are intended to require, or must require, an FDA approval of their safety and effectiveness prior to marketing. Class III devices include, for example, devices which are life-sustaining, life-supporting or implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices.

    510(K) CLEARANCE. The FDA will clear a device under section 510(k) if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not yet called for a Premarket Approval application. Commercial distribution can begin only after the FDA issues an order that the device is substantially equivalent to a device that is legally marketed and not subject to a Premarket Approval requirement. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, in which case a Premarket Approval will be required to market the device, unless additional information can be submitted to support a substantial equivalence determination, or the FDA, pursuant to a request from a timely 510(k) submitter, makes a risk based determination that a not substantially equivalent device can be classified into Class I or II. An FDA request for additional data could require that clinical studies of the device's safety and effectiveness be performed. We have submitted a premarket notification, or 510(k) notification, to the FDA for Embosphere Microspheres for embolization of hypervascularized tumors, arteriovenous malformations, and hemorrhage control. Clearance, if obtained, may be conditioned on labeling restrictions and our conducting a lengthy postmarket surveillance study. The predicate devices are Class III devices. Further, our embolotherapy device is classified into Class III by the FDA, which means that even if we obtain 510(k) clearance to market the device, the FDA could promulgate a regulation requiring PMA approval of the device to allow it to remain on the market. A requirement for PMA approval will likely require us to conduct costly clinical trials and there is no guarantee that we can provide the FDA sufficient data for PMA approval in a timely fashion, if at all. Failure to obtain PMA approval would result in removal of our product from the United States market.

    PREMARKET APPROVAL. A Premarket Approval application must be filed and approved before a device can be marketed if a proposed device is not substantially equivalent to a legally marketed device or, as discussed above, if it is a pre-amendments Class III device, i.e., a device in commercial distribution prior to May 28, 1976, for which the FDA has called for Premarket Approvals. A Premarket Approval application must be supported by valid scientific evidence, which typically includes extensive data, including pre-clinical and clinical trial data, to demonstrate the safety and effectiveness of the device. Obtaining approval can take several years and approval may be conditioned on, among other things, substantial restrictions on indications for use and the conduct of postmarket surveillance studies. Notwithstanding the 510(k) and Premarket Approval pathways to the marketplace, if human clinical trials of a device are required, and the device presents a "significant risk," the sponsor, usually the manufacturer or the distributor of a device, must obtain FDA approval of an Investigational Device Exemption application prior to commencing human clinical trials. Sponsors of clinical trials are permitted to charge for devices distributed in the course of a study provided such charges do not exceed recovery of the costs of manufacture, research, development and handling, but devices may not be commercialized, i.e., promoted as safe or effective, sold for profit or used beyond legitimate research needs.

    On October 4, 1999, the Obstetrics and Gynecology Devices Panel of the Medical Devices Advisory Committee met to discuss requirements for clinical studies to support submissions for clearances or approvals for products for uterine artery embolization and other products used in the treatment of uterine fibroids. The FDA has not formally classified the use of embolic particles for this indication and may decide to require a PMA or, alternatively, may allow commercial clearance via a 510(k) together with clinical support that substantiates product safety and efficacy. See Premarket Approval above. We have received an Investigational Devices Exemption, or IDE, which allows us to commence a clinical study to investigate the safety and feasibility of the Embospheres Microspheres for uterine artery embolization. IDE trials typically proceed in three phases, are subject to extensive regulation, and may be placed on hold or terminated by the FDA if, among other reasons, there is reason to believe the risks do not outweigh the anticipated benefits. The IDE process may take many years. We hope to expand this initial study into a pivotal phase subsequent to accrual and follow-up of thirty patients. Expansion will require FDA approval.

    CHANGES IN APPROVED DEVICES. Device manufacturers must obtain new FDA 510(k) clearance when there is a major change or modification in the intended use of a legally marketed device or a change or modification, including product enhancements, and, in some case, manufacturing changes, to a legally marketed device that could significantly affect its safety or effectiveness. Supplements for approved Premarket Approval devices are required for device changes, including some manufacturing changes, that affect safety or effectiveness. For devices marketed pursuant to 510(k) determinations of substantial equivalence, we must obtain FDA clearance of a new 510(k) notification prior to marketing the modified device; for devices marketed with Premarket Approval, we must obtain FDA approval of a supplement to the Premarket Approval prior to marketing the modified device.

    GOOD MANUFACTURING PRACTICES AND REPORTING. The Federal Food, Drug, and Cosmetic Act requires us to comply with Good Manufacturing Practices or Quality Systems regulations. We must comply with various quality control requirements pertaining to all aspects of our product design and manufacturing process including requirements for packaging, labeling and record keeping, including complaint files. The FDA enforces these requirements through periodic inspections of medical device manufacturing facilities.

In addition, the Medical Device Reporting regulation obligates us to inform the FDA whenever information reasonably suggests that one of our devices may have caused or contributed to death or serious injury, or when one of our devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to a death or a serious injury.

    LABELING AND ADVERTISING. Labeling and promotional activities are also subject to scrutiny by the FDA. Among other things, labeling is violative of the law if it is false or misleading in any respect or it fails to contain adequate directions for use. Moreover, any labeling claims that exceed the representations either approved or cleared by the FDA will violate the Federal Food, Drug, and Cosmetic Act.

    Our product advertising is also subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, which prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce, as well as unfair or deceptive practices such as the dissemination of any false advertisement pertaining to medical devices. Under the Federal Trade Commission's "substantiation doctrine," an advertiser is required to have a "reasonable basis" for all product claims at the time the claims are first used in advertising or other promotions.

    IMPORT REQUIREMENTS. Imported products must meet the same marketing standards as domestic goods. The only exception is a product imported for export. In this case, a product that would otherwise be refused entry can be imported under certain conditions; specifically, the importer must declare that the item is intended for incorporation or further processing by the initial owner or consignee into a device that will be exported. The initial consignee or owner must maintain records identifying the use of the article, and submit a report regarding its disposition upon agency request. If an article is not incorporated or further processed into a device, it must be destroyed or exported.

    To import a device, the importer must file an entry notice and bond with Customs pending an FDA decision on the product's admissibility. All devices are subject to FDA examination before release from Customs. Any article that appears to be in violation of the Federal Food, Drug, and Cosmetic Act will be refused admission and a notice of detention and hearing will be issued. A product also can be detained without physical examination if the product has a past history or other information indicates that it may be violative. Foreign firms must register and list before their products may be imported, and a device must have a cleared 510(k) or approved PMA if required.

    EXPORT REQUIREMENTS. Products for export from the United States are subject to foreign countries' import requirements and the FDA's exporting requirements. The introduction of our products in foreign markets may subject them to foreign regulatory clearances, which may impose additional product standards, packaging and labeling requirements and import restrictions on devices. Regulatory requirements to market devices vary from country to country. In addition, each country has its own tariff regulations, duties, and tax requirements.

    In addition to the import requirements of foreign countries, we must also comply with the United States laws governing the export of products regulated by the FDA. Devices that have obtained 510(k) clearance or Premarket Approval and comply with the law in all other respects may be exported without further FDA authorization. However, foreign countries often require, among other things, an FDA certificate for products for export, also known as a CPE. To obtain this certificate, the device manufacturer must certify to the FDA that the product has been granted clearance or approval in the United States and that the manufacturing facilities appeared to be in compliance with Good Manufacturing Practices regulations at the time of the last FDA inspection.

    Under the FDA Export Reform and Enhancement Act of 1996, an unapproved
Class III device, a device subject to an Investigational Device Exemption, or a banned device may be exported to any country if the product complies with the laws of that country and has valid marketing authorization in one of the following countries or authorities: Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, the European Union, or a country in the European Economic Community, or EEC, if the device is marketed in an EEC country or authorized for general marketing in the EEC. The FDA is authorized to add countries to this list in the future. Further, a device may be exported under this provision only if, among other things, it is not adulterated, accords to the specifications of the foreign purchaser, complies with the laws of the importing country, is labeled for export, is manufactured in substantial compliance with Good Manufacturing Practices regulations or recognized international standards, is not sold in the United States, and meets other conditions.

    Another pathway to export an unapproved Class III device for which a Premarket Approval would be required to market the product in the United States is to satisfy the following requirements:

    - the device accords to the specifications of the foreign purchaser,

    - the device is not in conflict with the laws of the country to which it is intended for export,

    - the device is labeled that it is intended for export,

    - the device is not sold or offered for sale in domestic commerce, and

    - the FDA determines that the exportation of the device is not contrary to the public health and has the approval of the country to which it is intended for export. Compliance with these requirements will permit export to countries where marketing authorization from a listed country or authority is not obtained.

    FINES AND PENALTIES FOR NONCOMPLIANCE. Our failure to comply with applicable FDA regulatory requirements could result in, among other things, Premarket Approval withdrawal, rescission of a 510(k) clearance, injunctions, product withdrawals, voluntary or mandatory patient/physician notifications, recalls, product seizures, civil penalties, fines and criminal prosecutions. In addition, the Federal Trade Commission has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process, cease and desist orders and injunctions. Federal Trade Commission enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FDA or the Federal Trade Commission could materially adversely affect our ability to successfully market our products.

    Medical device laws are also in effect in many countries outside of the United States. These range from comprehensive device approval requirements for some or all of our medical device products to simpler requests for product data or certification. The number and scope of these requirements are increasing. Sales of medical devices in Europe are subject to the European Medical Device Directive. This directive contains requirements for quality system and product performance guidelines to which all manufacturers must comply. These guidelines contain quality system guidelines and preproduction product design verification that closely resemble current FDA guidelines. In 1997, we obtained ISO 9002/EN46001 international quality systems registration, a certification showing that our procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. Our compliance with this registration has been confirmed since 1997 in semi-annual surveillance audits. The ISO 9002 certification, along with the EN 46001, the European Medical Device Directive certification, signifies compliance with the requirements enabling us to affix the CE Mark to our Embosphere Microsphere product. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union countries. After June 1998, medical devices may not be sold in European Union countries unless they display the CE Mark.

    Failure to comply with applicable federal, state and foreign medical device laws and regulations would likely have a material adverse effect on our business. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes. We cannot predict what impact, if any, such changes might have on our business, but such change could have a material impact.

    We are subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of our business, we are involved in the handling, storage and disposal of certain chemicals. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Usually these environmental laws and regulations impose "strict liability," rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for acts that were in compliance with all applicable laws at the time the checks were performed. We do not believe that we have been required to expend material amounts in connection with our efforts to comply with environmental requirements or that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Because the requirements imposed by such laws and regulations are frequently changed, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position.

PROPRIETARY TECHNOLOGY AND PATENT RIGHTS

    To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to maximize our intellectual property rights. We are pursuing patent coverage in the United States and foreign countries to protect the technology, inventions and improvements that we consider important to the development of our products and business.

    In connection with our acquisition of a 51% interest in Biosphere Medical S.A., in April 1999 we assigned to Biosphere Medical S.A. our interest in several United States and foreign patents and patent applications, including two United States patents relating to microspheres, which we jointly owned with L'Assistance Publique-Hopitaux De Paris, referred to as AP-HP. In January 1998, Biosphere Medical S.A. entered into an agreement with AP-HP pursuant to which AP-HP has granted to Biosphere Medical S.A. the exclusive right to use the jointly-owned patents. Biosphere Medical S.A. is required to pay to AP-HP a royalty on the sale of any products which incorporate embospheres which are covered by the patents. Biosphere Medical S.A. may sublicense its exclusive rights under the agreement with the prior written consent of AP-HP. The rights granted to Biosphere Medical S.A. under the contract are for an initial period which ends on September 16, 2009, and are renewable on the agreement of Biosphere Medical S.A. and AP-HP. The agreement can be terminated on three months notice by either party if the other party does not perform one or more of its obligations under the agreement and fails to cure its nonperformance during the notice period. These jointly-owned patents will expire in 2014.

    In addition, as part of the sale of our former core business to Life Technologies in May 1999, we entered into a cross-license agreement with Life Technologies. Under that agreement, Life Technologies has granted to us an exclusive, worldwide, perpetual, royalty-free license to its technology and patents relating to our core field of development, including any improvement to that technology made prior to May 2004. The patents licensed to us by Life Technologies include a United States composition-of-matter patent relating to various compounds containing trisacryl monomer, which is used in our Embosphere Microspheres. This patent expires in 2001. Under the agreement, we also granted to Life Technologies an exclusive, worldwide, perpetual, royalty-free license to any improvements to the technology they have licensed to us which are useful in Life Technologies' fields of development. The agreement, and all licenses granted thereunder, can be terminated by either party on sixty day's notice in the event of a breach of the agreement by the other party.

    In 1999, we entered into an agreement with Dr. Shinichi Hori, pursuant to which we have an exclusive royalty-bearing license to a Japanese composition-of-matter patent relating to our HepaSphere Microsphere product. This patent expires in 2012. There are no United States or other international filings corresponding to this patent.

    We have filed two United States method-of-use patent applications relating to materials and methods for active embolotherapy. In addition, in July 1999, we entered into an agreement with the Louis Pasteur University in Strasbourg, France and Centre National de la Recherche Scientifique pursuant to which we received exclusive, royalty-bearing worldwide rights to three United States patents relating to active embolotherapy technology.

    We have filed three United States patent applications relating to tissue bulking and the treatment of urinary incontinence, dermal augmentation, skin wrinkles and gastroesophegeal reflux disease. We have also filed a United States patent application relating to materials and methods for tissue regeneration.

    Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for the products and technologies. We intend to continue to file patent applications covering any newly-developed products and technologies. However, as discussed above, there can be no guarantee that any of our pending or future filed application will be issued as patents. There can be no guarantee that the United States Patent and Trademark Office or some third party will not initiate an interference proceeding involving any of our pending applications or issued patents. Finally, there can be no guarantee that our issued patents or future issued patents, if any, will provide adequate protection from competition, as further discussed below.

    Patents provide some degree of protection for our proprietary technology. However, the pursuit and assertion of patent rights, particularly in areas like medical device development, involve complex legal and factual determinations and, therefore, are characterized by significant uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in life sciences. As a result, we cannot assure you that patents will issue from any of our patent applications or from applications licensed to us or that any of our issued patents will offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights might not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. There can be no assurance that any patents issued to us will provide a legal basis for establishing an exclusive market for our products or provide us with any competitive advantages or that the patents of others will not have an adverse effect on our ability to do business or to continue to use our technologies freely. In view of these factors, our intellectual property positions bear some degree of uncertainty.

    We also rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable and if so our trade secrets could be disclosed to others, including our competitors, and there may not be an adequate corrective remedy available. Despite the measures we have taken to protect our intellectual property, we cannot assure you that parties to our agreements will not breach the confidentiality provisions in our contracts or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, we cannot assure you that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets, or other technology. Therefore, the measures we are taking to protect our proprietary technology may not be adequate.

    Although we are not a party to any legal proceedings, in the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or our licensees or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, whether they are with or without any merit, whether they are resolved in favor of or against us, our licensees or our licensors, we may face costly litigation and diversion of management's attention and resources. As a result of such disputes, we may have to develop at a substantial cost non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

EMPLOYEES

    As of March 1, 2000, we employed 39 persons. Of these employees, four are primarily engaged in research and development activities, 14 are engaged in manufacturing, six are engaged in sales and marketing and the remainder are engaged in administration and accounting. Of these 39 persons, eight are located in the United States and 31 are located in France.

    Our employees in the United States are not covered by a collective bargaining agreement. In Europe, our employees are covered by the provisions of an agreement setting forth national guidelines and standards for labor relations in the metal industry, and which also governs the medical device industry. We consider our relations with our employees to be good.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be considered to be forward-looking statements. Although not a complete list of words that might identify forward-looking statements, we use the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K.

OUR IMMEDIATE PRODUCT COMMERCIALIZATION EFFORTS ARE FOCUSED ON OUR EMBOSPHERE MICROSPHERES, FOR WHICH WE HAVE RECEIVED ONLY LIMITED REGULATORY APPROVALS OUTSIDE THE UNITED STATES TO DATE; WE HAVE NOT RECEIVED REGULATORY APPROVAL OR CLEARANCE TO MARKET ANY OTHER PRODUCTS.

    Our immediate product commercialization efforts are focused on our Embosphere Microspheres. To date, this product has received regulatory approval for marketing in Europe, Australia and Canada for use in the treatment of arteriovenous malformations, hypervascularized tumors and control of blood loss. In May 1999, we filed a 510(k) notification with the U.S. Food and Drug Administration, or FDA, for marketing the use of our Embosphere Microspheres for the embolization of hypervascularized tumors and arteriovenous malformations, but not for the treatment of uterine fibroids. Clearance of this 510(k) notification is pending, and we cannot assure you as to when this notification will be cleared, if at all. Either a separate 510(k) notification or a premarket approval will be required from the FDA with respect to the marketing in the United States of Embosphere Microspheres for use in the embolization of uterine fibroids. In either case, clinical studies will be required. The regulatory approval process with respect to premarket approval can take years. We do not have regulatory approvals or clearances to market any other product in any country, other than approvals to market our Embosphere Microspheres in Europe, Australia and Canada. If we do not receive required regulatory approval or clearance to market our Embosphere Microspheres in the United States (including an approval or clearance in the treatment of uterine fibroids) or for any other product, or if required approvals or clearances are not received on a timely basis, our business will be materially adversely affected. See "Business--Government Regulation" for a more detailed discussion on the regulatory approval process and regulatory compliance requirements.

IF THE MARKET IS NOT RECEPTIVE TO OUR EMBOSPHERE MICROSPHERES PRODUCT, WE WILL BE MATERIALLY ADVERSELY AFFECTED.

    We only recently began selling our Embosphere Microspheres product in Europe and have not yet received regulatory approval or clearance for marketing our Embosphere Microspheres in the United States. We cannot predict whether our Embosphere Microspheres will be accepted in the market. The commercial success of our Embosphere Microspheres product will depend upon its acceptance by the medical community and third party payors as clinically useful, cost effective and safe. Our Embosphere Microspheres are based upon new technologies and therapeutic approaches. As a result, it may be difficult for us to achieve market acceptance of this product. In particular, our success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our products in lieu of or in addition to receiving other forms of treatment which the obstetrics and gynecology physicians can provide directly. However, unless and until we receive the required regulatory approvals and clearances to market our Embosphere Microspheres in the United States for uterine fibroids, we cannot label or market our Embosphere Microspheres in the United States for uterine fibroids. While we have begun clinical testing under an Investigational Device Exemption in order to apply for clearance or approval from the FDA for this specific indication, we cannot assure you that we will receive any required approval or clearance on a timely basis, if at all. In addition, market acceptance of this product may be adversely affected by negative publicity associated with any adverse medical effects attributed to embolization treatments generally or our product. If we fail to achieve market acceptance of this product, we will be materially adversely affected.

IF OUR EMBOSPHERE MICROSPHERES PRODUCT DOES NOT PROVE TO BE SAFE OR EFFECTIVE THEN WE MAY BE REQUIRED TO WITHDRAW IT FROM THE MARKET.

    We may not discover all potential problems with our Embosphere Microspheres product even after completing our testing or even after its use in the market. For example, Embosphere Microspheres are designed to remain in the body permanently. As a result, there may be some risk that some or all of the Embosphere Microspheres used in a medical procedure may travel in the blood system beyond the intended site of action and occlude, or block, other blood vessels, resulting in significant adverse health effects on the patient or even death. There is limited data concerning the long-term health effects on persons resulting from embolotherapy using our Embosphere Microspheres. If our product is found not to be safe or effective for any reason, we may be required to withdraw it from the market or we could incur fines or other penalties, which would have a material adverse effect on us.

OUR BUSINESS POTENTIALLY EXPOSES US TO SUBSTANTIAL PRODUCT LIABILITY CLAIMS, WHICH MAY RESULT IN LARGE MONETARY AWARDS AGAINST US AND NEGATIVE PUBLICITY; IN ADDITION, WE COULD BE SUBJECT TO PRODUCT RECALLS.

    Our business exposes us to the risk of product liability claims, product recalls and fines or other penalties and associated adverse publicity that are inherent in the testing, manufacturing, marketing and sale of medical device products. We currently carry liability insurance with only limited coverage. We cannot predict our ability to maintain our current insurance coverage or to secure greater or broader product liability insurance coverage on acceptable terms or at reasonable costs when we need it. A successful product liability claim against us could require us to pay a substantial monetary award and subject us to negative publicity. Even if we maintain insurance coverage, our liability for damages could exceed the amount of coverage. In addition, a product recall could generate substantial negative publicity about our products and company and inhibit or prevent commercialization of other product candidates.

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

    We have incurred operating losses since our inception and, as of December 31, 1999, had an accumulated deficit of approximately $36.1 million, including discontinued operations. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory and administrative capabilities, and for other general corporate purposes. We expect to incur increasing losses over the next several years as we expand our commercialization efforts.

    We cannot predict the size or duration of any future losses. We cannot be certain that we will ever become profitable or that, if we do become profitable, we will remain profitable on a continuing basis. Failure to become and remain profitable would depress the market price of our common stock and impair our ability to raise capital and continue our operations.

WE HAVE RECENTLY UNDERTAKEN A STRATEGIC REDIRECTION OF OUR BUSINESS AND THERE CAN BE NO ASSURANCE THAT OUR STRATEGIC SHIFT WILL PROVE TO BE SUCCESSFUL.

    In early 1999, we decided to exit the chromatography business, which had constituted our core business, to focus on the commercialization of microspheres for use in embolotherapy and other applications. Consistent with this decision, in February 1999 we acquired a 51% ownership interest in Biosphere Medical S.A., with an option to acquire the remaining 49% interest at a later date. In
May 1999, we sold substantially all of our assets relating to the chromatography business and changed our name to BioSphere Medical, Inc. We have restated our historical financial statements to reflect the discontinuation of our chromotography business. In addition, over 70% of 1999 revenue included in our restated financial statements is derived from the sale of products we consider to be nonstrategic and which we do not expect to constitute a significant portion of our revenue on an ongoing basis. We have no assurance that our decision to exit the chromatography business and focus on the commercialization of microspheres will prove to be successful.

WE MAY EXPERIENCE DELAYS, DIFFICULTIES OR UNANTICIPATED COSTS IN ESTABLISHING THE SALES AND DISTRIBUTION CAPABILITIES NECESSARY TO GAIN MARKET ACCEPTANCE FOR OUR PRODUCTS.

    We currently lack sales, distribution and marketing capabilities in the United States and have only limited sales, distribution and marketing capabilities in Europe. To market our products directly, we must develop an effective marketing and sales force with technical expertise and a supporting distribution capability. Developing a marketing and sales force is expensive and time-consuming and could delay a product launch. Moreover, we may choose or find it necessary to enter into strategic partnerships to sell, market and distribute our products. The terms of any partnership may not be favorable to us. We currently rely on distributors to sell our products outside of France. We may not be able to provide adequate incentive to these distributors to promote our products. Our inability to successfully employ qualified marketing and sales personnel and develop our sales and marketing capabilities, or the failure of our distributors to promote our products would harm our business.

WE WILL INCUR SUBSTANTIAL COSTS TO EDUCATE PHYSICIANS ABOUT USING OUR PRODUCT CORRECTLY.

    To use our Embosphere Microspheres correctly for a particular medical procedure, physicians must select and use the proper size and quantity of Embosphere Microspheres. A physician's selection and use of the wrong size or quantity of Embosphere Microspheres could have significant adverse health effects on the patient, including death. It will be necessary for us to incur substantial costs to educate physicians about the selection and use of the proper size and quantity of Embosphere Microspheres in patient therapy. This will involve spending significant amounts of money and allocating management resources to this effort. If we are not able to successfully educate physicians to properly use our product then we could be subject to substantial product liability claims and we will not achieve widespread market acceptance or significant product revenue.

WE HAVE ONLY ONE MANUFACTURING FACILITY, AND IF WE EXPERIENCE MANUFACTURING DELAYS OR INTERRUPTIONS IN PRODUCTION, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

    We currently produce all of our Embosphere Microsphere products in one manufacturing facility in France. We would likely experience significant delays or cessation in production of our products at this facility if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. Moreover, we lease our manufacturing facility pursuant to an at-will tenancy, and we could be required to relocate upon minimal advance notice. If we are unable to manufacture our products at our facility in France, we may be required to enter into arrangements with one or more contract manufacturing companies. We do not currently have contingency plans in place and, if required, we could encounter delays or difficulties establishing relationships with contract manufacturers or in establishing agreements on terms that are favorable to us. Also, in the same way that we must, third party manufacturers must adhere to FDA's current good manufacturing practices, or GMP, regulations which are enforced by the

FDA through its facilities inspection program. We cannot assure you that third party manufacturers will be able to comply or maintain compliance with GMP regulations. Any failure to comply could significantly delay a 510(k) clearance or premarket approval. For a premarket approval device, if we change our manufacturing facility or switch to a third-party manufacturer we will be required to submit a premarket approval application supplement. For a 510(k) product, a change in our manufacturing location would require us to change our registration with the FDA. If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. In addition, if we are required to depend on third-party manufacturers, our profit margins may be adversely affected.

BECAUSE WE HAVE LIMITED SOURCES OF PRODUCTION AND SUPPLY, OUR ABILITY TO PRODUCE AND SUPPLY OUR PRODUCTS COULD BE IMPAIRED.

    Certain key components of our Embosphere Microspheres are currently purchased from a limited number of outside sources and may only be available through a few sources. We generally do not have long-term agreements with any of our suppliers.

    Our reliance on our suppliers exposes us to risks including:

    - the possibility that one or more of our suppliers could terminate their services at any time without penalty,

    - the potential inability of our suppliers to obtain required components,

    - the potential delays and expenses of seeking alternative sources of supply or manufacturing services,

    - reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternative suppliers, and

    - the possibility that one or more of our suppliers could fail to satisfy any of the FDA's required current good manufacturing practices regulations.

    Consequently, in the event that components from our suppliers are delayed or interrupted for any reason, our ability to produce and supply our products could be impaired.

THE INTELLECTUAL PROPERTY RIGHTS WE RELY UPON TO PROTECT THE TECHNOLOGY UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY, OR VERY SIMILAR TECHNOLOGY, AND COULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

    Our success will depend in part on our ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. Any patents we own or license may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. We cannot determine whether competitors have similar patent applications on file, since filed patent applications are secret until issued. The United States Patent and Trademark Office could initiate interference proceedings involving our United States patent applications, issued patents or patents that we license from third parties. Competitors may develop products similar to ours which are not covered by our patents. Further, there is a substantial backlog of patent applications at the United States Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

    We require our employees, consultants and advisors to execute confidentiality agreements. However, we cannot guarantee that these agreements will provide us with adequate protection against improper use or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.

WE MAY BE INVOLVED IN LAWSUITS TO PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS. IF WE LOSE, WE MAY LOSE THE BENEFIT OF SOME OF OUR INTELLECTUAL PROPERTY RIGHTS, THE LOSS OF WHICH MAY INHIBIT OR ELIMINATE OUR ABILITY TO EXCLUDE CERTAIN COMPETITORS FROM THE MARKET.

    In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. By initiating legal proceedings to enforce our intellectual property rights, we may also provoke these third parties to assert claims against us. Furthermore, we may be sued for infringing on the intellectual property rights of others, and we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court regarding the proprietary rights of others. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect us. In addition, litigation is time consuming and could divert management attention and resources away from our business.

    Our license agreement with L'Assistance Publique-Hopitaux De Paris, a French hospital with which we jointly own certain patents, may require us to seek their participation in any legal proceedings we initiate against third parties to protect or enforce our rights under the jointly-owned patents. If we are not able to obtain the cooperation of AP-HP in any infringement claim we may be required to bring, then our ability to pursue such claim and protect our patent rights could be harmed, which would have a material adverse effect on our ability to market and sell our products and achieve profitability.

    The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents like those we own, have licensed, may license or file in the future. As a result, we may not prevail in any patent-related proceeding. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on us.

OUR RIGHT TO USE CERTAIN TECHNOLOGIES IS DEPENDENT ON LICENSES WHICH COULD BE TERMINATED OR LOST.

    We are a party to various license agreements that give us rights under certain intellectual property rights of third parties. These licenses impose various commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure to comply with our obligations under any license could have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS IS SUBJECT TO AN EXTENSIVE AND POTENTIALLY COSTLY GOVERNMENTAL APPROVAL PROCESS; WE HAVE NOT YET OBTAINED APPROVAL OR CLEARANCE TO MARKET OUR PRODUCTS IN THE UNITED STATES.

    The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to governmental regulation by national and local government agencies in the United States and abroad. Our products are subject to approval or clearance by the FDA prior to marketing for commercial use. We have not yet received any required approvals or clearances in the United States. The process of obtaining necessary FDA approvals and clearances can be time-consuming, expensive and uncertain. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, we may be required by the FDA to conduct a postmarket surveillance study on our embolotherapy device, if cleared. If such a study revealed an unexpected rate of type of adverse events, the FDA could place further restrictions on the marketing of the device, or rescind its clearance. Also some changes to legally marketed devices require new regulatory submissions, for example, a change in intended use or a change that affects safety or effectiveness. Assuming we receive 510(k) clearance for our Embosphere Microspheres, we may in the future make certain enhancements to our Embosphere Microspheres which we determine do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it will require us to file a new 510(k) notification or a premarket approval or a premarket approval supplement, for a premarket approval application product, for the modification and we would be prohibited from marketing the modified product until we obtained FDA clearance or approval. The nature of marketing claims we will be permitted to make in labeling or advertising regarding our Embosphere Microspheres is limited to those specified in any FDA clearance or approval and claims beyond those cleared or approved will constitute a violation of the Federal Food, Drug and Cosmetic Act.

    Further, our embolotherapy device is classified into Class III by the FDA, which means that even if we obtain 510(k) clearance to market the device, the FDA could promulgate a regulation requiring PMA approval of the device to allow it to remain on the market. A requirement for PMA approval will likely require us to conduct costly clinical trials and there is no guarantee that we can provide the FDA sufficient data for PMA approval in a timely fashion, if at all. Failure to obtain PMA approval would result in removal of our product from the United States market.

    Legally marketed products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records and documentation and labeling and promotion of medical devices. We are also required to submit medical device reports to the FDA to report device-related deaths, serious injuries and malfunctions, the recurrence of which would be likely to cause or contribute to a death or serious injury. These reports are publicly available and, therefore, can become a basis for private tort suits, including class actions. Our inability to obtain required regulatory approval or clearance on a timely or acceptable basis could harm our business. In addition, failure to comply with applicable regulatory requirements could subject us to enforcement action, including product seizures, recalls, withdrawals of clearances or approvals, restrictions on or injunctions against marketing our products or products based on our technology, and civil and criminal penalties.

    Medical device laws and regulations are also in effect in many countries outside the United States. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations.

WE ARE SUBJECT TO RULES REGARDING LABELING AND ADVERTISING AND VIOLATION OF THOSE RULES COULD ADVERSELY AFFECT OUR BUSINESS.

    The federal, state and foreign laws and regulations regarding the manufacture and sale of our products are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including product seizures, voluntary or mandatory recalls, voluntary or mandatory patient or physician notification, seizure of our products, withdrawal of product clearances or approvals, withdrawal of IDE approvals, restrictions on or injunctions against marketing our products, fines, injunctions, and civil and criminal penalties. In addition, if we fail to comply with any applicable FDA requirements, the FDA could withdraw premarket approval or rescind premarket notification clearance. The FDA also has the authority to request repair, replacement or refund of the purchase price of any devices manufactured or sold by us. Any of these sanctions may have a material adverse effect on our business, financial condition and results of operations, and could materially adversely affect our ability to successfully market our products.

IT MAY TAKE LONGER THAN WE EXPECT TO COMPLETE CLINICAL TRIALS, MAKE REGULATORY SUBMISSIONS AND RECEIVE REGULATORY APPROVALS.

    Although for planning purposes we forecast the timing of completion of clinical trials, regulatory submissions and regulatory approvals, the actual timing of these events can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions, the rate of patient accruals and the uncertainties inherent in the regulatory approval process. Clinical trials involving our product candidates may not commence or be completed and we may not make regulatory submissions or receive regulatory approvals as forecasted.

    We have limited experience in conducting clinical trials and in obtaining regulatory approvals. In certain circumstances we rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. As a result, we will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own although we remain responsible for their regulatory compliance and the accuracy of the data. These trials may not commence or be completed as we expect and may not will be conducted successfully. Failure to commence or complete, or delays in, any of our planned clinical trials, regulatory submissions or regulatory approvals could undermine investors' confidence in our ability to develop products, which would likely cause our stock price to decrease.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, WHICH COULD RESULT IN DECREASED DEMAND FOR OUR PRODUCTS AND PRICE REDUCTIONS.

    Medical devices and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the United States and abroad, including medical device and therapeutics companies, universities and other private and public research institutions. Our success depends upon our ability to develop and maintain a competitive position in the product categories and technologies on which we focus. Many of our competitors have greater capabilities, experience and financial resources than we do. Competition is intense and is expected to increase as new products enter the market and new technologies become available.

    Our competitors may:

    - develop technologies and products that are more effective than ours,

    - develop technologies that render our products obsolete or otherwise noncompetitive,

    - obtain regulatory approval for products more rapidly or effectively than we can, and/or

    - obtain patent protection or other intellectual property rights that would block our ability to develop competitive products.

    We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our market and continue to grow our business. Moreover, we may not be able to compete effectively, and competitive pressures may adversely affect demand for our products or our profitability.

WE MAY NOT BE ABLE TO MEET THE OPERATIONAL, LEGAL AND FINANCIAL CHALLENGES THAT WE WILL ENCOUNTER IN OUR INTERNATIONAL OPERATIONS, WHICH MAY LIMIT THE GROWTH OF OUR BUSINESS.

    Our operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive substantially all of our revenue from the sale of our Embosphere Microspheres and other products in Europe. We are increasingly subject to a number of challenges which specifically relate to our international business activities. These challenges include:

    - failure of local laws to provide the same degree of protection against infringement of our intellectual property,

    - protectionist laws and business practices that favor local competitors, which could slow our growth in international markets,

    - potentially longer sales cycles to sell products, which could slow our revenue growth from international sales, and

    - potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

    Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business.

WE MAY LOSE MONEY WHEN WE EXCHANGE FOREIGN CURRENCY RECEIVED FROM INTERNATIONAL SALES INTO U.S. DOLLARS OR MAKE FOREIGN CURRENCY PAYMENTS.

    Most of our business is conducted in currencies other than the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period incurred. As result, currency fluctuations between the U.S. dollar and the currencies in which we do business will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR PRODUCTS BY THIRD PARTY PAYORS, THERE MAY BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS.

    The availability and levels of reimbursement by governmental and other third party payors affects the market for any medical device. These third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products. Additionally, in both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. These proposals, if adopted, could affect our ability to market our products. Also, in certain foreign countries, particularly the countries of the European Union where our Embosphere Microspheres product is currently marketed and sold, the pricing of medical devices is subject to governmental control and the price charged for our products have in some instances been reduced as a result of these controls. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

OUR PRODUCTS ARE TESTED IN LABORATORY ANIMALS, AND THIS FORM OF TESTING MAY BE CURTAILED BY SOCIAL FACTORS AND REGULATORY CHANGES.

    Our research and development efforts often involve the controlled use of laboratory animals. Opposition to this practice by activist groups may interfere with the use of animal testing. Negative publicity generated by activist groups may harm companies using this practice, including us. In addition, physical force and demonstrations may occur against us which could delay the testing of our products. Lobbying efforts by activist groups and other groups and individuals against the use of animals in testing is ongoing, and may result in changes in laws, regulations or accepted clinical procedures that would restrict the use of animals in testing. In the event of a change in laws, regulations or accepted clinical procedures, delays in our product development will likely result until we find other methods for effective testing. In addition, preclinical testing in animals and in vitro is subject to Good Laboratory Practices regulations. Failure to comply with Good Laboratory Practices regulations could result in the inability to rely on data obtained in such testing to support proposed trials in humans and/or to support applications for marketing clearances or approvals.

WE DEPEND GREATLY ON THE INTELLECTUAL CAPABILITIES AND EXPERIENCE OF OUR KEY EXECUTIVES AND SCIENTISTS, AND THE LOSS OF ANY OF THEM COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP OUR PRODUCT CANDIDATES.

    The loss of Jean-Marie Vogel, our Chairman, John M. Carnuccio, our President and Chief Executive Officer, Jonathan McGrath, our Vice-President Worldwide Research and Development or other key members of our staff could harm us. We also depend on our scientific collaborators and advisors, all of whom have other commitments that may limit their availability to us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process and sales and manufacturing. We face significant competition for this type of personnel from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth.

IF WE MAKE ANY ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS.

    If appropriate opportunities become available, we may attempt to acquire businesses, technologies, services or products that we believe are a strategic fit with our business. If we undertake this or any other acquisition, the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt or a decrease in the cash available for our operations, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect our results of operations and financial condition.

    We currently own 51% of the outstanding capital stock of Biosphere Medical, S.A. and are in the process of negotiating the acquisition of an additional 34% of Biosphere Medical S.A. We have the right to acquire the remaining 15% of Biosphere Medical S.A. between December 31, 2003 and December 31, 2004. In addition, the holder of the remaining outstanding capital stock of Biosphere Medical S.A. has a "put" option to require us to purchase any shares then owned by it between December 31, 2003 until December 31, 2004 at a price not less than FF6,000,000 ($980,000 as of December 31, 1999).] The amount payable by us in the event the "put" option is exercised will be determined by reference to worldwide Embosphere Microspheres revenues and Biosphere Medical S.A. revenues and is not subject to a cap. If we are compelled by the minority stockholder to acquire the minority interest at a future date, we could be required to make a significant cash payment, which could result in the incurrence of debt or a decrease in the cash available for our operations.

IF WE FAIL TO MANAGE OUR GROWTH, OUR BUSINESS COULD BE IMPAIRED.

    We expect to experience growth in the number of our employees and the scope of our operating and financial systems. This growth has resulted in an increase in responsibilities for both existing and new management personnel. Our ability to manage growth effectively will require us to continue to implement and improve our operational, financial and management information systems and to recruit, train, motivate and manage our employees. We may not be able to manage our growth and expansion, which would impair our business.

WE WILL CONTINUE TO NEED SUBSTANTIAL FUNDS, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

    We will need to raise funds to successfully develop and commercialize our products. Other than a $2.0 million credit line with a bank, we have no committed source of capital. If we cannot raise funds, we could be required to reduce our capital expenditures, scale back our product development, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. We may not receive funding on reasonable terms or at all. If we raise money by selling additional capital stock, these sales of our capital stock are likely to dilute our existing stockholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Alternatively, we may borrow money from commercial lenders, possibly at high interest rates.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH COULD CAUSE A DECLINE IN OUR STOCK PRICE.

    Our operating results could fluctuate significantly from quarter to quarter. We expect to continue to experience significant fluctuations as a result of a variety of factors, many of which are outside of our control. The following factors could affect our operating results:

    - market acceptance of our products,

    - the timing and scope of regulatory approvals or denials,

    - the timing of revenue generated from product sales,

    - the introduction and marketing of new products,

    - changes in demand for our products,

    - availability of the components used in our products, and

    - general and medical device industry-specific business and economic conditions.

    In addition, a large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if revenues decline or do not grow as anticipated, we might not be able to improve our operating margins. In addition, we plan to significantly increase operating expenses in the next several years. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

    Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline.

ITEM 2. PROPERTIES

    Our facilities are located in Marlborough, Massachusetts and Louvres, France. Effective April 1, 2000, we intend to relocate our Marlborough office to Rockland, Massachusetts where we will lease approximately 8,000 square feet of office and laboratory space pursuant to a lease for a term of five years. At our facility in France, we lease approximately 10,000 square feet of office, laboratory and manufacturing space. Approximately 7,000 square feet in our facility in France are used for manufacturing operations, and the balance is used for research and development and administration.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1999.

EXECUTIVE OFFICERS

    The executive officers of BioSphere, their respective ages as of December 31, 1999 and their positions with BioSphere are as follows:

NAME                                            AGE                         POSITION
----                                          --------      ----------------------------------------
John M. Carnuccio.......................         46         Chief Executive Officer, President and
                                                            Director

Jonathan R. McGrath.....................         45         Vice President, Worldwide Research and
                                                            Development

Robert M. Palladino.....................         45         Vice President and Chief Financial
                                                            Officer

Robert T. Phelps........................         43         Vice President, Sales and Business
                                                            Development
Jean-Marie Vogel........................         49         Chairman and Director

    JOHN M. CARNUCCIO, age 46, has served as a director of BioSphere since
June 1999. From January 1999 until May 1999, Mr. Carnuccio served as Executive Vice President of BioSphere and President of the Medical Products Business of BioSphere. In May 1999, he was appointed President and Chief Executive Officer of BioSphere. From 1979 to January 1999, Mr. Carnuccio served in a number of capacities at Boston Scientific Corporation, a medical device company, most recently as Vice President, Market Development, Interventional Gynecology, from April 1998 to January 1999 and as Vice President and General Manager, Microvasive Urology Division from 1992 to April 1998.

    JONATHAN R. MCGRATH, age 45, has served as the Vice President, Worldwide Research and Development since August of 1999. From 1995 to 1998, Mr. McGrath was the Vice President of Research and Development at Urologix, a urological device company. From 1990 to 1995, Mr. McGrath was the Vice President of Research and Development at Schneider/Pfizer, a cardiovascular device company. From 1987 to 1990, Mr. McGrath was the Vice President of Product Development & Operations at Harbor Medical, a surgical device company. From 1980 to 1987, Mr. McGrath held various positions at Boston Scientific Corporation, most recently as the Director of Metals Product Development.

    ROBERT M. PALLADINO, age 45, has served as Chief Financial Officer and Vice President since December of 1999. From March 1999 to December 1999,
Mr. Palladino served as Vice President and Chief Financial Officer of
Coretek, Inc. a fiber optics manufacturer. From 1995 to 1999, he served as Vice President of

Finance at C.P. Clare Corporation, a multinational electronics firm. He also served as assistant treasurer at the Kendall Company, a health care manufacturer from 1991 to 1995.

    ROBERT T. PHELPS, age 43, has served as the Vice President, U.S. Sales and Business Development since August of 1999. From 1993 to 1998, Mr. Phelps was the Vice President of Sales, Orthopedic Division at Johnson & Johnson, a pharmaceutical company. From 1990 to 1993, Mr. Phelps was the Group Controller, Orthopedics Division at Johnson & Johnson.

    JEAN-MARIE VOGEL, age 49, served as President, Chief Executive Officer and a director of BioSphere from September 1994 until May 1999. In May 1999, he was appointed Chairman. From January 1994 to September 1994, Mr. Vogel served as Executive Vice President and Chief Operating Officer of BioSphere. From 1992 to 1993, Mr. Vogel served as President of the European Operations of Cuno, Inc., a supplier of filtration processes, equipment and devices used in the production of biological drugs and food products. From 1977 to 1992, Mr. Vogel served in various capacities with Millipore Corporation, a manufacturer of membrane filtration-based products, in its international operations with experience in Asia, Latin America, the former Soviet Union, the Middle East and Australia, including as Vice President and General Manager of Millipore's Asian operations. Mr. Vogel is a French citizen.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

    The Common Stock of the Company traded on the Nasdaq National Market under the symbol BSEP from March 25, 1994 through January 13, 1999, at which time it moved to NASD's OTC: Bulletin Board. On January 14, 1999, the Common Stock of the Company began trading on the OTC: Bulletin Board. On May 17, 1999, the Company changed its symbol to BSMD to reflect the new business of BioSphere Medical, Inc. On March 15, 2000, the last reported sale price of the Company's Common Stock on the OTC: Bulletin Board was $35.00. On March 15, 2000, the Company had approximately 1,139 stockholders of record. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market for the last two fiscal years.

                                                                     1999
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
First Quarter...............................................   $1.125     $0.688
Second Quarter..............................................   $1.313     $0.703
Third Quarter...............................................   $2.156     $0.750
Fourth Quarter..............................................   $6.375     $ 1.50

                                                                     1998
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
First Quarter...............................................   $2.875     $1.25
Second Quarter..............................................   $2.625     $1.50
Third Quarter...............................................   $ 1.50     $0.50
Fourth Quarter..............................................   $1.063     $0.25

    The Company has never paid dividends on its Common Stock. The Company currently intends to reinvest its earnings, if any, for use in the business and does not expect to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes to those statements and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                     YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                     1995          1996          1997          1998          1999
-----------------------------                  -----------   -----------   -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Product sales..............................         $250           $97          $117          $155        $2,263
  License fees...............................           --            25            35            47             3
                                               -----------   -----------   -----------   -----------   -----------
    Total revenue............................          250           122           152           202         2,266
                                               -----------   -----------   -----------   -----------   -----------
Cost and expenses:
  Cost of product sales......................           84            43            72            95         1,404
  Research and development...................           42            39            34            34           968
  Selling, general and administrative........        1,307         1,505         1,195         1,364         4,003
                                               -----------   -----------   -----------   -----------   -----------
    Total cost and expenses..................        1,433         1,587         1,301         1,493         6,375
                                               -----------   -----------   -----------   -----------   -----------
Loss from operations.........................       (1,183)       (1,465)       (1,149)       (1,291)       (4,109)
Other income (expense):
  Interest income............................           76            37            32            30           234
  Interest expense...........................         (381)         (214)          (72)         (222)         (134)
  Other income...............................           --            --            --            --            15
                                               -----------   -----------   -----------   -----------   -----------
Loss from continuing operations..............      $(1,488)      $(1,642)      $(1,189)      $(1,483)      $(3,994)
Loss from discontinued operations............      (11,187)         (478)       (2,615)         (330)         (539)
                                               -----------   -----------   -----------   -----------   -----------
Net loss.....................................     $(12,675)      $(2,120)      $(3,804)      $(1,813)      $(4,533)
                                               ===========   ===========   ===========   ===========   ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
---------------------------------------------
Loss from continuing operations..............       $(0.21)       $(0.21)       $(0.14)       $(0.17)       $(0.47)
Loss from discontinued operations............        (1.60)        (0.06)        (0.31)        (0.04)        (0.06)
Net loss per common share....................        (1.81)        (0.27)        (0.45)        (0.21)        (0.53)
Weighted average number of common shares
  outstanding................................        7,004         7,832         8,423         8,437         8,456

                                                                       AS OF DECEMBER 31,
                                               -------------------------------------------------------------------
BALANCE SHEET DATA:                               1995          1996          1997          1998          1999
-------------------                            -----------   -----------   -----------   -----------   -----------
                                                                         (IN THOUSANDS)
Cash and cash equivalents....................       $2,079        $4,502        $2,370        $2,235        $5,368
Working capital..............................       (1,511)        3,648         3,835         2,552         4,490
Total assets.................................       15,876        16,312        12,787        12,664         7,496
Minority interest............................           --            --            --            --           945
Long-term debt and capital leases............           --           245           164            82            --
Shareholders' equity.........................       10,672        14,329        10,716         9,136         4,588

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    We are pioneering the use of our proprietary bioengineered acrylic beads, known as microspheres, for medical applications including embolotherapy and a broad range of tissue engineering applications.

    We were formed as BioSepra Inc., a wholly-owned subsidiary of Sepracor Inc. in December 1993. In 1994, we completed our initial public offering. As of March 15, 2000 Sepracor owns approximately 59% of our outstanding common stock. From our inception to May 1999, our core business was focused on the commercialization of proprietary microsphere beads and instruments used in the design, production and purification of pharmaceuticals.

    In early 1999, we decided to focus on the commercialization of microspheres for use in embolotherapy and other medical applications. Consistent with this decision, in February 1999, we acquired a 51% ownership interest in Biosphere Medical S.A., our majority-owned French subsidiary, with an option to acquire the remaining 49% interest at later dates. In May 1999, we sold substantially all of our assets relating to our former core business and changed our name to BioSphere Medical, Inc. We have restated our historical financial statements to present the operations of our former core business as a discontinued operation. In 1999, we hired a new senior management team with expertise in the medical device area.

    We received CE Mark approval of our Embosphere Microsphere product in the European Union in 1997 and more recently received marketing approval in Australia and Canada. In May 1999, we filed a 510(k) premarket notification to obtain marketing clearance from the FDA for our Embosphere Microspheres for hypervascularized tumors and arteriovenous malformations, which are abnormal connections in certain blood vessels. The 510(k) notification did not include an indication for use in treating uterine fibroids. We have commenced clinical testing under an Investigational Device Exemption in order to apply for clearance or approval from the FDA for this specific indication. We expect to file for marketing approval in Japan for our HepaSphere Microspheres product for the treatment of primary liver cancer in the next 24 months. Based on the number of vials of our Embosphere Microspheres product that we have sold to date, we estimate that 5,000 patients have been treated with our Embosphere Microspheres product outside of the United States.

    Our revenue is currently generated from product sales in Europe of our Embosphere Microspheres, and from the sale of barium and other ancillary devices manufactured by us or by third parties. We recognize revenue upon shipment of these products to our distributors and customers. Our products are sold by a direct sales force in France and Canada and by distributors elsewhere in Europe and Australia. Approximately 73% of our 1999 revenue was derived from barium and other ancillary devices. We do not expect these products to be a significant component of our future sales. We expect our future revenues to consist primarily of sales of Embosphere Microspheres worldwide. Sales in the U.S. are subject to the receipt of FDA regulatory and marketing clearance.

    Cost of product sales consist of our manufacturing costs and the costs relating to any licenses, royalties, or payments to third parties for the use or sale of third-party products or technologies. Manufacturing costs consist of the direct labor and an overhead allocation related to certain indirect costs of our manufacturing facility in France.

    Research and development expenses consist primarily of personnel, clinical trial and regulatory expenses related to product development. We anticipate research and development expenses to increase for the foreseeable future due to our pre-clinical and clinical studies necessary to prove product feasibility and obtain regulatory approval.

    Sales and marketing expenses consist primarily of personnel, travel, product promotion and other expenses relating to our sales and marketing efforts. We anticipate that these expenses will increase for the foreseeable future in connection with our plan to develop a direct sales force in North America. Also, subject to receipt of regulatory approval, we intend to increase our marketing efforts to promote Embosphere Microspheres in the United States. We expect that our sales and marketing expenses will also increase as a result of our efforts to distribute and promote our products in the Far East.

    General and administrative expenses consist primarily of personnel, travel, professional fees, and other supporting overhead expenses. We expect that general and administrative expenses will increase in the future to support the growth of our business.

    We have experienced operating losses in each fiscal period since our inception. As of December 31, 1999, we had an accumulated deficit of $36.1 million. We expect to experience increasing losses for the foreseeable future in connection with the execution of our business plan.

    The sale of our former core business has been accounted for in accordance with Accounting Principles Board (APB) Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS -- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. Accordingly, the operating results of this business have been presented as discontinued operations in the accompanying selected financial data.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

    Total revenue increased to $2,266,000 for the year ended December 31, 1999 compared to $202,000 in 1998 and $152,000 in 1997. The increase from 1998 to 1999 is primarily attributable to revenue resulting from product sales generated through the acquisition of 51% of Biosphere Medical S.A. These incremental revenues are directly attributable to sales of Embosphere Microspheres for medical applications, as well as sales of barium and other ancillary devices.

    Cost of product sales increased to $1,404,000 for the year ended
December 31, 1999 compared to $95,000 in 1998 and $72,000 in 1997, representing 62%, 61%, and 62% of product revenue, respectively. The increase in cost of product sales during 1999 is primarily attributable to the increase in revenues associated with the acquisition of 51% of Biosphere Medical S.A. Margins were impacted by the addition of higher margin Embosphere Microspheres for medical uses, offset by lower margin barium and other ancillary devices and the one time purchase of inventory in connection with the acquisition of Biosphere Medical S.A.

    Research and development expenses increased to $968,000 in 1999 from $34,000 in 1998 and from $34,000 in 1997. The increase in research and development expenses in 1999 is largely due to regulatory expenses incurred in connection with seeking Embosphere Microspheres product approval in the United States.

    Selling, general and administrative expenses increased to $4,003,000 in 1999 from $1,364,000 in 1998 and from $1,195,000 in 1997. The increase in selling, general and administrative expenses in 1999 was due primarily to the acquisition of 51% of Biosphere Medical S.A. and expenses related to the implementation of our new strategic plan, including personnel costs, recruiting expenses and other expenses associated with developing a new business. The increase in 1998 from 1997 was due primarily to increased staffing and professional fees.

    Interest income increased to $234,000 in 1999 from $30,000 in 1998 and decreased from $32,000 in 1997 to $30,000 in 1998. The increase in 1999 from 1998 was due primarily to interest earned on the proceeds from the sale of assets relating to our former core business to Life Technologies, Inc. The decrease in 1998 from 1997 was due to lower cash balances available for investment.

    Interest expense decreased to $134,000 in 1999 from $222,000 in 1998 due to the retirement of all of our then outstanding debt in the second quarter of 1999. The increase in interest expense to $222,000 in 1998 from $72,000 in 1997 was due to higher outstanding balances under our line of credit during 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have funded our operations through net proceeds provided from our initial public offering, funds provided by Sepracor, bank financing and revenues from product sales. Since May 1999, we have funded our operations primarily from the proceeds provided from the sale of assets related to our former core business to Life Technologies, Inc. As of December 31, 1999 we had cash and cash equivalents of $5,368,000, an increase of $3,133,000 from $2,235,000 of cash and cash equivalents as of December 31, 1998. This increase primarily resulted from proceeds of approximately $11,000,000 from the sale of assets related to our former core business to Life Technologies, Inc., offset by the cash used to fund operating, investing and financing activities for 1999. As of December 31, 1999 we had $4,490,000 of working capital.

    Our operating activities resulted in a net cash outflow of $3,740,000 in 1999, primarily as a result of our operating losses. Our investing activities resulted in a net cash outflow of approximately $100,000 in 1999 due to the purchase of approximately $382,000 of property and equipment, partially offset by $283,000 of cash received through the acquisition of 51% of Biosphere Medical S.A. Our financing activities resulted in a net cash outflow of $2,664,000 in 1999, consisting primarily of repayment of borrowings outstanding under our line of credit and repayments to Sepracor under a note payable.

    Our discontinued operations resulted in a net cash inflow of $9,643,000 in 1999 as a result of proceeds of $11,000,000 from the sale of assets related to our former core business to Life Technologies, Inc., offset by the costs associated with this sale and net cash used in our discontinued operations prior to the sale in May 1999.

    Our French subsidiary has available an overdraft credit line aggregating FF1,000,000 (approximately $155,000 at December 31, 1999), and is currently negotiating a bank line of credit for FF1,000,000. At December 31, 1999, there was no indebtedness outstanding under these credit facilities.

    On December 31, 1999, in collaboration with Sepracor, we amended our revolving credit agreement with a bank under which we may borrow up to $2,000,000, subject to limitations defined in the agreement and on borrowings outstanding by Sepracor. There was no indebtedness outstanding under this agreement as of December 31, 1999. Interest on outstanding borrowings is payable monthly in arrears at prime (8.5% at December 31, 1999) or the LIBOR rate (6.5% at December 31, 1999) plus 0.75%. We are required to pay a commitment fee equal to 0.25% per annum on the average unused line available to us. Our ability to borrow under this credit line is dependent upon Sepracor's maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. This facility is available until December 31, 2000. Sepracor is guarantor of any amounts outstanding under the agreement. We have entered into a security agreement with Sepracor pursuant to which we have pledged to Sepracor all of our assets, including our equity ownership of Biosphere Medical S.A., as collateral for Sepracor's guarantee to the bank. Biosphere Medical S.A. is not a party to the agreement with Sepracor and, therefore, has not pledged its assets to the bank.

    As of December 31, 1999, we had net operating loss carryforwards of approximately $22,507,000 and research and development credit carryforwards of $342,000, which will expire through the year 2019 and 2013, respectively. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of our ability to use available tax loss carryforwards and other deferred tax assets.

    In February 2000, we completed a private equity placement of common stock and warrants for net proceeds of approximately $5,785,000. Investors purchased 653,887 shares of our common stock at a price of $9.00 per share, which included warrants to purchase up to an additional 163,468 shares of common stock at an exercise price of $20.00 per share. These warrants expire on February 4, 2005. We intend to use the net proceeds from this private placement for general corporate purposes, including research and development, sales and marketing activities.

    We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements as currently planned through 2000. However, our cash requirements may vary materially from those now planned because of results of research and development, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved products and other factors.

    We expect to incur substantial additional costs, including costs related to on-going research and development activities, pre-clinical studies, clinical trials and the expansion of our laboratory and administrative activities. In order to achieve commercialization of our potential future products, we will need additional funds. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies. We may raise such funds from time to time through public or private sales of equity or from borrowings. We cannot assure you that we will be able to obtain any additional funding that we may require on acceptable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO.133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We do not anticipate the adoption of this statement will have a material impact on our financial position or results of operations.

    In March 1999, the FASB issued a proposed interpretation, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION -- AN INTERPRETATION OF APB OPINION NO. 25. The proposed interpretation would clarify the application of Opinion No. 25 in certain situations, as defined. The proposed interpretation would be effective upon issuance (expected to be early 2000) but would cover certain events having occurred after December 15, 1998. To the extent that events covered by this proposed interpretation occur during the period after December 15, 1998, but before issuance of the final interpretation, the effects of applying this proposed interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We expect that the adoption of this interpretation would not have any effect on the accompanying financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB 101(a), is effective for the second quarter of all fiscal periods beginning after December 15, 1999. Adoption of SAB No. 101 is not expected to have a material impact on our consolidated financial position or results of operations.

YEAR 2000 COMPLIANCE

    We have not experienced any difficulties that we are aware of related to the Year 2000 problem. Our operations have not, to date, been adversely affected by any such difficulties experienced by any of our suppliers or customers in connection with the Year 2000 problem. We will continue to monitor our systems for potential difficulties for the remainder of calendar year 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are subject to market risk in the form of interest rate risk and foreign currency risk. Our investments in short-term cash equivalents are subject to interest rate movements. We do not believe these exposures are material. We sell and distribute our products worldwide and the payable may be due in French currency or other local currencies. Therefore we may experience gains or losses upon the payment of this account payable obligation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

of BioSphere Medical, Inc. and subsidiaries:

    We have audited the accompanying consolidated balance sheets of BioSphere Medical, Inc. (A Delaware Corporation) and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSphere Medical, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
February 7, 2000

                            BIOSPHERE MEDICAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                               EXCEPT PAR VALUE
                                                                   AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $2,235     $5,368
  Accounts receivable.......................................        --        645
  Inventories...............................................        --        389
  Prepaid and other current assets..........................        55         51
  Net current assets of discontinued operations.............     3,708         --
                                                              --------   --------
    Total current assets....................................     5,998      6,453
                                                              --------   --------

Property and equipment, net.................................        42        322
Goodwill, net...............................................        --        713
Other assets................................................         7          8
Net long term assets of discontinued operations.............     6,617         --
                                                              --------   --------
    Total assets............................................   $12,664     $7,496
                                                              ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital leases......    $2,082        $--
  Accounts payable..........................................       142        616
  Accrued expenses..........................................       792      1,279
  Payable to Sepracor.......................................       430         68
                                                              --------   --------
    Total current liabilities...............................     3,446      1,963
Long-term debt and capital leases, net of current portion...        82         --
                                                              --------   --------
    Total liabilities.......................................     3,528      1,963
                                                              --------   --------

Minority interest in Biosphere Medical S.A..................        --        945
Commitments and contingencies (Notes 3 and 9)
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000 shares authorized;
    none issued and outstanding.............................        --         --
  Common stock, $0.01 par value, 25,000 shares authorized;
    issued and outstanding 8,456 shares in 1998 and 1999....        84         84
  Additional paid-in capital................................    40,587     40,587
  Accumulated deficit.......................................   (31,535)   (36,068)
  Cumulative translation adjustment.........................        --        (15)
                                                              --------   --------
    Total shareholders' equity..............................     9,136      4,588
                                                              --------   --------
Total liabilities and shareholders' equity..................   $12,664     $7,496
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            BIOSPHERE MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1997          1998          1999
                                                              --------      --------      --------
                                                                         (IN THOUSANDS,
                                                                   EXCEPT PER SHARE AMOUNTS)
Revenue:
  Product sales.............................................     $117          $155        $2,263
  License fees..............................................       35            47             3
                                                              -------       -------       -------
Total revenue...............................................      152           202         2,266
                                                              -------       -------       -------
Costs and expenses:
  Cost of product sales.....................................       72            95         1,404
  Research and development..................................       34            34           968
  Selling, general and administrative.......................    1,195         1,364         4,003
                                                              -------       -------       -------
Total costs and expenses....................................    1,301         1,493         6,375
                                                              -------       -------       -------
Loss from operations........................................   (1,149)       (1,291)       (4,109)
Other income (expense):
  Interest income...........................................       32            30           234
  Interest expense..........................................      (72)         (222)         (134)
  Other income..............................................       --            --            15
                                                              -------       -------       -------
Loss from continuing operations.............................   (1,189)       (1,483)       (3,994)
Loss from discontinued operations...........................   (2,615)         (330)         (539)
                                                              -------       -------       -------
Net loss....................................................  $(3,804)      $(1,813)      $(4,533)
                                                              =======       =======       =======
Basic and diluted net loss per common share:
  Continuing operations.....................................   $(0.14)       $(0.17)       $(0.47)
  Discontinued operations...................................    (0.31)        (0.04)        (0.06)
                                                              -------       -------       -------
                                                               $(0.45)       $(0.21)       $(0.53)
                                                              =======       =======       =======
Basic and diluted weighted average number of common shares
  outstanding...............................................    8,423         8,437         8,456
                                                              =======       =======       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            BIOSPHERE MEDICAL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                                        ---------------------------------------------------
                                                                   COMMON STOCK   ADDITIONAL
                                                                     $.01 PAR      PAID-IN       DEFERRED
                                                         SHARES       VALUE        CAPITAL     COMPENSATION
                                                        --------   ------------   ----------   ------------
                                                                          (IN THOUSANDS)
Balance at December 31, 1996..........................   8,416         $84         $40,485        $(322)
  Deferred compensation amortization..................      --          --              --          161
  Issuance of common stock under stock plans..........      15          --              30           --
  Net loss............................................      --          --              --           --
  Comprehensive net loss for the year ended
    December 31, 1997.................................
                                                        ------     -------        --------     --------
Balance at December 31, 1997..........................   8,431          84          40,515         (161)
  Deferred compensation amortization..................      --          --              --          161
  Issuance of common stock under stock plans..........      25          --              41           --
  Compensation for common stock warrants..............      --          --              31           --
  Net loss............................................      --          --              --           --
                                                        ------     -------        --------     --------
  Comprehensive net loss for the year ended
    December 31, 1998.................................
Balance at December 31, 1998..........................   8,456          84          40,587           --
  Change in translation adjustment....................      --          --              --           --
  Net loss............................................      --          --              --           --
  Comprehensive net loss for the year ended December
    31, 1999..........................................
                                                        ------     -------        --------     --------
Balance at December 31, 1999..........................   8,456         $84         $40,587           --
                                                        ======     =======        ========     ========

                                                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                                        ---------------------------------------------------------
                                                                      CUMULATIVE        TOTAL
                                                        ACCUMULATED   TRANSLATION   SHAREHOLDERS'   COMPREHENSIVE
                                                          DEFICIT     ADJUSTMENT       EQUITY           LOSS
                                                        -----------   -----------   -------------   -------------
                                                                             (IN THOUSANDS)
Balance at December 31, 1996..........................   $(25,918)        $--          $14,329
  Deferred compensation amortization..................         --          --              161
  Issuance of common stock under stock plans..........         --          --               30
  Net loss............................................     (3,804)         --           (3,804)        $(3,804)
  Comprehensive net loss for the year ended
    December 31, 1997.................................                                                  (3,804)
                                                        ---------      ------        ---------       =========
Balance at December 31, 1997..........................    (29,722)         --           10,716
  Deferred compensation amortization..................         --          --              161
  Issuance of common stock under stock plans..........         --          --               41
  Compensation for common stock warrants..............         --          --               31
  Net loss............................................     (1,813)         --           (1,813)         (1,813)
                                                        ---------      ------        ---------
  Comprehensive net loss for the year ended
    December 31, 1998.................................                                                  (1,813)
                                                                                                     =========
Balance at December 31, 1998..........................    (31,535)         --            9,136
  Change in translation adjustment....................         --         (15)             (15)            (15)
  Net loss............................................     (4,533)         --           (4,533)         (4,533)
                                                                                                     ---------
  Comprehensive net loss for the year ended December
    31, 1999..........................................                                                 $(4,548)
                                                        ---------      ------        ---------       =========
Balance at December 31, 1999..........................   $(36,068)       $(15)          $4,588
                                                        =========      ======        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            BIOSPHERE MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEARS ENDED DECEMBER
                                                                                  31,
                                                                  ------------------------------------
                                                                    1997          1998          1999
                                                                  --------      --------      --------
                                                                             (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................      $(3,804)      $(1,813)      $(4,533)
  Less: Net loss from discontinued operations...............       (2,615)         (330)         (539)
                                                                  -------       -------       -------
  Net loss from continuing operations.......................       (1,189)       (1,483)       (3,994)
  Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
    Depreciation and amortization...........................           14            17           102
    Compensation for common stock warrants..................           --            31            --
    Changes in operating assets and liabilities:
    Accounts receivable.....................................           --            --           121
    Inventories.............................................           --            --             5
    Prepaid and other current assets........................           (3)            2             4
    Accounts payable........................................          204          (346)          103
    Accrued expenses........................................         (204)           27           282
    Related parties payable.................................          168           105          (362)
                                                                  -------       -------       -------
    Net cash used in operating activities...................       (1,010)       (1,647)       (3,739)
                                                                  -------       -------       -------
Cash flows from investing activities:
  Decrease in marketable securities.........................          360            --            --
  Purchase of property and equipment........................           (5)           --          (382)
  Decrease (increase) in restricted cash....................           (1)          146            --
  Increase in other assets..................................           --            (2)           (1)
  Cash acquired through acquisition of Biosphere SA.........           --            --           283
                                                                  -------       -------       -------
  Net cash provided by (used in) investing activities.......          354           144          (100)
                                                                  -------       -------       -------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................           30            41            --
  Net borrowings (repayments) under line of credit
    agreements..............................................           --         2,000        (2,000)
  Repayments on long-term debt and capital leases...........          (81)         (454)         (664)
                                                                  -------       -------       -------
  Net cash (used in) provided by financing activities.......          (51)        1,587        (2,664)
                                                                  -------       -------       -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................           --            --            (7)
                                                                  -------       -------       -------
Net (decrease) increase in cash and cash equivalents........         (707)           84        (6,510)
Net cash (used in) provided by discontinued operations......       (1,065)         (219)        9,643
Cash and cash equivalents at beginning of year..............        4,142         2,370         2,235
                                                                  -------       -------       -------
Cash and cash equivalents at end of year....................      $ 2,370       $ 2,235       $ 5,368
                                                                  =======       =======       =======
Supplemental disclosure of Cash Flows Information:
  Cash paid for interest....................................      $    73       $   207       $   134
                                                                  =======       =======       =======
Supplemental Disclosure of Noncash Investing Activities:
  Acquisition of 51% of Biosphere Medical SA:
  Fair Value of Assets Acquired.............................      $    --       $    --       $ 1,493
  Liabilities Assumed.......................................           --            --        (1,493)
  Put option of Minority Interest...........................           --            --           771
                                                                  -------       -------       -------
  Goodwill..................................................      $    --       $    --       $   771
                                                                  =======       =======       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            BIOSPHERE MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS:

    BioSphere Medical, Inc. (The Company) is pioneering the use of proprietary bioengineered acrylic beads known as microspheres, for medical applications including embolotherapy, and a broad range of tissue engineering applications.

    The Company was formed as BioSepra Inc., a wholly-owned subsidiary of Sepracor, Inc., in December 1993. In 1994, the Company completed its initial public offering. From its inception to May 1999, the Company was focused on the commercialization of proprietary microsphere beads and instruments used in the design, production and purification of pharmaceuticals.

    In early 1999, the Company decided to focus on the commercialization of microspheres for use in embolotherapy and other medical applications. Consistent with this decision, in February 1999 the Company acquired a 51% ownership interest in Biosphere Medical S.A. with an option to acquire the remaining 49% interest at later dates. In May 1999, the Company sold substantially all of its assets relating to its prior business and changed the Company's name to BioSphere Medical, Inc. The Company has restated its historical financial statements to reflect the presentation of its prior business as a discontinued operation.

    The Company is subject to risks common to companies in its industry, including but not limited to obtaining regulatory approval by the FDA, commercial acceptance of the Company's products, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and the need to obtain adequate financing to fund future operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) PRINCIPLES OF CONSOLIDATION

    These consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Biosphere Medical S.A. All material intercompany balances and transactions have been eliminated in consolidation.

(b) TRANSLATION OF FOREIGN CURRENCIES

    The accounts of the Company's international subsidiary are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "FOREIGN CURRENCY TRANSLATION". Accordingly, the assets and liabilities of the Company's international subsidiary is translated into U.S. dollars using the exchange rate at each balance sheet date. Statements of operations amounts are translated at average exchange rates prevailing during the period. The resulting translation adjustment is recorded in the cumulative translation adjustment account in shareholders' equity. Foreign exchange transaction gains and losses are not material and are included in other income (expense) in the accompanying statement of operations.

(c) USE OF ESTIMATES

    The preparation of financial statements, in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the following: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements and (3) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                            BIOSPHERE MEDICAL, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
(d) CASH AND CASH EQUIVALENTS

    The Company applies SFAS No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of U.S. Treasury Notes of approximately $1,526,000 and $4,500,000 at December 31, 1998 and 1999, respectively.

(e) CONCENTRATION OF CREDIT RISK

    SFAS No. 105, "DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK", requires disclosure of any significant off-balance-sheet or credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. No customers represented 10% or greater of revenue or had amounts due to the Company that represent greater than 10% of the accounts receivable balance for the years ended December 31, 1997, 1998 and 1999 and as of December 1998 and 1999, respectively.

    For financial information by geographic area see Note 9.

(f) FINANCIAL INSTRUMENTS

    SFAS No. 107, "DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates carrying value.

(g) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. The costs of major additions and betterments are capitalized. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. All laboratory, manufacturing and office equipment have estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining term of the lease.

(h) GOODWILL AND OTHER ASSETS

    Goodwill, which was generated through the purchase of BioSphere Medical S.A. (see Note 3), is amortized using the straight-line method over 10 years. Accumulated amortization was approximately $53,000 at December 31, 1999.

    The Company applies the provisions of SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. Accordingly, the Company evaluates the possible impairment of goodwill and other long lived assets at each reporting period based on the undiscounted projected cash flows of the related asset. In 1998 and 1999, the Company's analysis indicated that there was no impairment.

                            BIOSPHERE MEDICAL, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
(i) REVENUE RECOGNITION

    Revenues from product sales are recognized when goods are shipped.

(j) RESEARCH AND DEVELOPMENT

    Research and development costs are expensed in the period incurred.

(k) NET LOSS PER SHARE

    The Company applies the provisions of SFAS No. 128, "EARNINGS PER SHARE". SFAS No. 128 establishes standards for computing and presenting earnings per share and requires presentation of both basic and dilutive earnings per share on the consolidated statement of operations. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of potential common stock equivalents are antidilutive for all periods presented. Potential common stock consists of options and warrants to purchase a total of 1,588,000, 1,627,000, and 3,782,780 common shares which have been excluded from the computation of dilutive weighted average shares outstanding for the years ended December 31, 1997, 1998 and 1999, respectively.

(l) NEW ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133", which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 issued in June 1998 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of its operations.

    In March 1999, the FASB issued a proposed interpretation, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25". The proposed interpretation would clarify the application of APB Opinion No. 25 in certain situations, as defined. The proposed interpretation would be effective upon issuance (expected to be early 2000) but would cover certain events having occurred after December 15, 1998. To the extent that events covered by this proposed interpretation occur during the period after December 15, 1998, but before issuance of the final interpretation, the effects of applying this proposed interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We expect that the adoption of this interpretation would not have any effect on the accompanying financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS". SAB No. 101, as amended by SAB No. 101(a), is effective for the second quarter of all fiscal periods beginning after December 15, 1999. Adoption of SAB

                            BIOSPHERE MEDICAL, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
No. 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

3. ACQUISITION OF BIOSPHERE MEDICAL S.A.:

    On February 25, 1999, the Company acquired 51% of the outstanding capital stock of Biosphere Medical S.A. ("Biosphere S.A."), a French SOCIETE ANONYME. The Company acquired the 51% ownership by granting an exclusive license pertaining to certain patents and technology and the transfer of certain other technology to Biosphere S.A. The Company has the option to acquire the remaining 49% of the outstanding capital stock of Biosphere S.A. through December 31, 2004. The price per share of this purchase option is based on Biosphere S.A.'s rolling twelve month sales and worldwide embosphere sales from the date the purchase option is exercised, divided by the number of common shares of Biosphere S.A. then outstanding. This purchase option may be exercised in two intervals; initially, 70% of the remaining minority interest from the date of acquisition through December 31, 2003 thereafter, the remaining 30% of the minority interest through December 31, 2004.

    Additionally, the holder of the remaining 49% of the outstanding capital stock of Biosphere S.A. has an option (the Put Option) to require the Company to purchase its shares from December 31, 2003 until December 31, 2004 at a price of not less than FF 6,000,000 ($980,000 December 31, 1999). The Company has recorded the present value of the Put Option as a component of minority interest in the accompanying financial statements.

    The Company has accounted for this acquisition in accordance with APB
No. 16, ACCOUNTING FOR BUSINESS COMBINATIONS. In accordance with APB No. 16, the Company has allocated the purchase price, including the present value of the Put Option, based on the fair value of assets acquired and liabilities assumed, as follows:

Assets                     $ 1,493
Liabilities                 (1,493)
Put option of minority
  interest                     771
                           -------
Goodwill                   $   771
                           =======

    The results of operations of Biosphere S.A. have been included in the accompanying consolidated financial statements from the date of acquisition. Operating results, prior to the date of the acquisition, are not material to the financial statements taken as a whole.

4. COMMON STOCK FINANCING:

    In February 2000, the Company completed a private equity placement of common stock and warrants for net proceeds of approximately $5,785,000. Investors purchased 653,887 shares of our common stock at a price of $9.00, which included warrants to purchase up to an additional 163,468 shares of common stock. The warrants have an exercise price equal to $20.00 per share and expire on February 4, 2005. We intend to use the net proceeds from this private placement for general corporate purposes, including research and development, sales and marketing activities.

                            BIOSPHERE MEDICAL, INC.

5. ALLOCATIONS FROM AND AGREEMENTS WITH SEPRACOR:

    Since the Company's inception, support services of U.S. operations, including administrative support, have been provided by Sepracor. For these services, the Company was charged approximately $208,000, $155,000, and $119,000 for the years ended December 31, 1997, 1998, and 1999, respectively. These charges represent an allocation of the Company's proportionate share of Sepracor's overhead costs using formulas which management believes are reasonable based upon the Company's use of such facilities and services.

    Under a Sublease Agreement, the Company had the ability to lease office space from Sepracor through 2007 in exchange for monthly rent payments which increase at various dates and which approximate the Company's proportionate share of Sepracor's cost of providing the facilities, including building maintenance, utilities and other operating costs (see Note 9). The rental payments made by the Company under this Agreement were approximately $320,000 in 1997, $285,000 in 1998 and $269,000 in 1999. On January 7, 2000 the Company
entered into a lease agreement to occupy new office space commencing on April 3, 2000. At such time, the Company and Sepracor intend to terminate the Sublease Agreement.

    Net amounts payable to Sepracor under these two agreements at December 31, 1998 and 1999 were $430,000 and $67,891, respectively.

    Sepracor is entitled to certain rights with respect to the registration under the Securities Act for a total of 4,000,000 shares of our common stock. These rights provide that Sepracor may require the Company, on two occasions, to register the shares having an aggregate offering price of at least $5,000,000, subject to certain conditions and limitations. As of December 31, 1999, Sepracor has not exercised such rights.

6. INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at:

                                                                 DECEMBER 31,
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw material................................................    $ --       $119
Work in progress............................................      --         25
Finished goods..............................................      --        245
                                                                ----       ----
  Total inventory...........................................    $ --       $389
                                                                ====       ====

                            BIOSPHERE MEDICAL, INC.

7. PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following at:

                                                                 DECEMBER 31,
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Office equipment............................................    $ 77       $289
Laboratory and manufacturing equipment......................      --         72
Leasehold improvements......................................      --         45
                                                                ----       ----
                                                                  77        406
Less: accumulated depreciation and amortization.............     (35)       (84)
                                                                ----       ----
  Total property and equipment..............................    $ 42       $322
                                                                ====       ====

    Depreciation and amortization expense was $13,000, $14,000 and $49,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

    Long-term Debt and Capital Lease Obligations consist of the following at:

                                                                 DECEMBER 31,
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Note payable to a bank under revolving credit agreement.....  $ 2,000    $    --
Non-interest bearing promissory note payable to Sepracor....      164         --
                                                              -------    -------
                                                                2,164         --
Less current portion........................................   (2,082)        --
                                                              -------    -------
Total long-term debt........................................  $    82    $    --
                                                              =======    =======

    On December 31, 1999, the Company and Sepracor amended their revolving credit agreement with a bank under which the Company may borrow up to $2,000,000, subject to limitations defined in the agreement and on borrowings outstanding by Sepracor. There were no borrowings outstanding under this agreement as of December 31, 1999. Interest is payable monthly in arrears at prime (8.5% at December 31, 1999) or LIBOR (6.5% at December 31, 1999) plus 0.75%. The Company is required to pay a commitment fee equal to 0.25% per annum on the average unused line. The Company's ability to borrow under this credit line is dependent upon Sepracor's maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. This facility is available until December 31, 2000. Sepracor is guarantor of any amounts outstanding under the agreement. The Company has entered into a security agreement with Sepracor pursuant to which it has pledged to Sepracor all of its assets, including its equity ownership of Biosphere Medical S.A., as collateral for Sepracor's guarantee to the bank. Biosphere Medical S.A. is not a party to the agreement with Sepracor and, therefore, has not pledged its assets to the bank.

    The Company's French subsidiary has available overdraft protection aggregating FF1,000,000 (approximately $155,000 at December 31, 1999). At December 31, 1999 there were no borrowings outstanding under this credit facility.

                            BIOSPHERE MEDICAL, INC.

9. COMMITMENTS:

    Under a Sublease Agreement, the Company leases office space from Sepracor in exchange for monthly payments which increase at various dates and which approximate the Company's proportionate share of Sepracor's cost of providing the facilities, including building maintenance, utilities and other operating costs. On January 7, 2000, the Company entered into a five year lease with 1050 Hingham Street Realty Trust to occupy 8,000 square feet, commencing April 3, 2000. The Sublease Agreement with Sepracor terminates with the move of the Company into the new facility. Under the terms of the lease, the Company is obligated to pay base rental payments of $156,000 per year for the first three years, and $162,000 per year for the last two years. The Company has no other existing non-cancellable capital or operating leases as of December 31, 1999.

10. INCOME TAXES:

    The Company accounts for income taxes in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" which requires the recognition of deferred tax assets or deferred tax liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of existing assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

    At December 31, 1999, the Company had net operating loss carryforwards of approximately $22,507,000, which will expire through the year 2019. At December 31, 1999, the Company had research and experimentation credit carryforwards of approximately $342,000, which will expire in the year 2013.

    Net operating losses of the Company incurred while operating as a division of Sepracor are not available for carryforward because the Company's results for those periods were included in the consolidated tax return of Sepracor.

    The components of the Company's net deferred tax asset are as follows at:

                                                                 DECEMBER 31,
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Assets
  Domestic NOL carryforwards................................  $ 6,667    $  9,003
  Foreign NOL carryforwards.................................    3,504          --
  Inventory reserve.........................................      135          --
  Tax credit carryforwards..................................      347         342
  Other.....................................................    1,017         116
Liabilities
  Property and equipment....................................       --          (6)
                                                              -------    --------
Subtotal....................................................   11,670       9,455
  Valuation allowance.......................................  (11,670)     (9,455)
                                                              -------    --------
Net deferred tax asset......................................  $    --    $     --
                                                              =======    ========

    Due to uncertainty of the realization of these potential tax benefits, the Company has recorded a valuation allowance against its entire deferred tax asset.

                            BIOSPHERE MEDICAL, INC.

11. SEGMENT INFORMATION:

    The Company applies the provisions of SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reporting segment. The Company develops microspheres for use in the treatment of hypervascularized tumors. The Company operates exclusively in the medical device business, which the Company considers as one business segment. Financial information by geographic area is as follows for:

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                             1997       1998       1999
                                                           --------   --------   --------
                                                                   (IN THOUSANDS)
REVENUE
  Europe.................................................  $   152    $   202    $ 2,266
                                                           =======    =======    =======
OPERATING LOSS INCOME
  United States..........................................  $(1,149)   $(1,291)   $(3,965)
  Europe.................................................       --         --       (144)
                                                           -------    -------    -------
  Total operating loss...................................  $(1,149)   $(1,291)   $(4,109)
                                                           =======    =======    =======
TOTAL ASSETS
  United States..........................................  $ 2,638    $ 2,339    $ 6,712
  Europe.................................................       --         --      1,323
  Net assets from discontinued operations................   10,149     10,325         --
  Elimination and adjustments............................       --         --       (539)
                                                           -------    -------    -------
  Total assets...........................................  $12,787    $12,664    $ 7,496
                                                           =======    =======    =======

12. SHAREHOLDERS' EQUITY:

    COMMON STOCK

    The Company's authorized capital stock includes 25,000,000 shares of common stock, par value $0.01 per share. At December 31, 1998 and 1999, 5,369,788 shares (64%) of the Company's common stock outstanding is held by Sepracor. The common stock has no preemptive, subscription, redemption or conversion rights.

    PREFERRED STOCK

    The Company's authorized capital stock includes 1,000,000 shares of preferred stock, par value $0.01 per share, with such rights, restrictions and specifications as the Board of Directors may determine. As of December 31, 1998 and 1999, no shares of preferred stock have been issued.

                            BIOSPHERE MEDICAL, INC.

13. STOCK PLANS AND WARRANTS:

    STOCK OPTION PLANS

    The 1994 stock option plan (the "1994 Plan") provides for the grant of both incentive stock options ("ISOs") and nonstatutory stock options ("NSOs") to officers, directors, advisors and key employees of the Company. The 1994 Plan also provides for the grant of NSOs to consultants of the Company who are not also employees of the Company. The exercise price for ISOs must be at least equal to the fair market value of the stock on the date of grant, and the exercise price of NSOs must be at least equal to 50% of the fair market value of the stock on the date of grant. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant. ISOs have a maximum term of ten years from the date of grant. A total of 1,000,000 shares were available for issuance under the 1994 Plan. There were no shares available for issuance at December 31, 1999.

    In 1997, the shareholders approved the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the grant of both ISOs and NSOs to officers, directors, advisors and key employees of the Company. The 1997 Plan also provides for the grant of NSOs to consultants of the Company who are not also employees of the Company. A total of 5,000,000 shares of common stock may be issued upon the exercise of options granted under the 1997 Plan, of which 2,463,500 are available for issuance at December 31, 1999. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant.

    The Director Option Plan (the "Director Plan") provides for the granting of NSOs to directors of the Company who are not officers or employees of the Company or of any subsidiary of the Company. A total of 150,000 shares of common stock may be issued under the Director Plan subject to adjustments as provided therein. Except as noted below, the exercise price per share will equal the fair market value of a share of common stock on the date on which the option is granted. Options granted under the Director Plan will vest in either two or five equal installments beginning on the first anniversary of the date of the grant depending on the nature of the grant. There are 142,000 options available for issuance under the Director Plan at December 31, 1999.

    The following table summarizes all stock option activity under the three stock option plans for the three years ended December 31, 1999:

                                                         1997                  1998                  1999
                                                  -------------------   -------------------   -------------------
                                                             WEIGHTED              WEIGHTED              WEIGHTED
                                                   NUMBER    AVERAGE     NUMBER    AVERAGE     NUMBER    AVERAGE
                                                     OF      EXERCISE      OF      EXERCISE      OF      EXERCISE
                                                   SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                  --------   --------   --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT OPTION PRICE)
Outstanding at beginning of the year............     977      $2.74      1,543      $2.63      1,582      $2.51
  Granted.......................................     603       2.46        294       1.89      2,549       0.94
  Exercised.....................................      (1)      2.00         --         --         --         --
  Canceled......................................     (36)      2.94       (255)      2.76       (393)      2.15
                                                  ------      -----     ------      -----     ------      -----
Outstanding at December 31......................   1,543      $2.63      1,582      $2.51      3,738      $1.42
                                                  ======      =====     ======      =====     ======      =====
Options exercisable at the end of the
  year-end......................................     470      $2.58        719      $2.60      1,016      $2.39
                                                  ======      =====     ======      =====     ======      =====
Weighted average fair value of options granted
  during the year...............................   $2.10                 $1.28                 $0.94
                                                  ======                ======                ======

                            BIOSPHERE MEDICAL, INC.

13. STOCK PLANS AND WARRANTS: (CONTINUED)
    The range of exercise prices for options outstanding and options exercisable under the three stock option plans at December 31, 1999 are as follows:

                                                    OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                            ------------------------------------   ----------------------
                                                                        WEIGHTED                 WEIGHTED
                                                           REMAINING    AVERAGE                  AVERAGE
RANGE OF EXERCISE                             NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
PRICE PER SHARE                             OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
-----------------                           -----------   -----------   --------   -----------   --------
$0.81-$0.81...............................   1,983,500        9.0        $0.81             --
$1.01-$1.01...............................     350,000        9.6         1.01             --
$1.31-$1.31...............................      34,000        9.5         1.31         26,000     $1.31
$1.50-$1.50...............................      70,000        9.8         1.50             --
$1.75-$1.75...............................      14,000        9.4         1.75          7,000
$1.88-$1.88...............................     350,000        7.8         1.88        350,000      1.88
$2.00-$2.00...............................     433,480        4.5         2.00        351,080      2.00
$2.31-$2.31...............................     145,000        9.7         2.31             --
$2.50-$2.50...............................      51,500        4.7         2.50         51,500      2.50
$2.63-$2.63...............................       5,000        7.3         2.63          2,000      2.63
$2.75-$2.75...............................      20,000        7.4         2.75         10,000      2.75
$2.88-$3.88...............................     185,000        6.4         3.62        139,000      3.64
$4.00-$4.50...............................      74,300        5.6         4.24         59,440      4.24
$5.38-$5.38...............................      12,000        6.4         5.38         12,000      5.38
$6.13-$6.13...............................      10,000        5.8         6.13          8,000      6.13
                                             ---------     ------       ------      ---------    ------
$1.31-$6.13...............................   3,737,780        8.1        $1.42      1,016,020     $2.39
                                             =========     ======       ======      =========    ======

    The weighted average remaining contractual life of outstanding options under these plans is 8.00 years, 7.27 years and 8.12 years as of December 31, 1997, 1998 and 1999, respectively.

    In October 1995, the FASB issued SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in 1996 and has applied Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its plans.

    The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                             1997         1998         1999
                                                          ----------   ----------   ----------
Risk-free interest rate.................................  6.0%-6.9%    5.5%-5.9%    4.9%-6.7%
Expected dividend yield.................................         --           --           --
Expected lives..........................................   10 years      7 years      7 years
Expected volatility.....................................        80%          65%         106%

                            BIOSPHERE MEDICAL, INC.

13. STOCK PLANS AND WARRANTS: (CONTINUED)
    Had compensation cost for the Company's stock based compensation plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                 (IN THOUSANDS EXCEPT PER
                                                                      SHARE AMOUNTS)
Net loss
  As reported...............................................  $(3,804)   $(1,813)   $(4,533)
  Pro Forma.................................................   (4,219)    (2,321)    (7,612)
Basic and Diluted net loss per share
  As reported...............................................    (0.45)     (0.21)     (0.53)
  Pro Forma.................................................    (0.50)     (0.27)     (0.90)

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

    EMPLOYEE STOCK PURCHASE PLAN

    In 1997 the shareholders approved the 1997 employee stock purchase plan ("Purchase Plan"). Under the Purchase Plan, an aggregate of 50,000 shares of common stock may be purchased by employees at 85% of the fair market value on the first or last day of each six month offering period, whichever is lower. An eligible employee may elect to have up to a maximum of 10% deducted through payroll deductions from his or her regular salary. During 1997, 1998 and 1999, there were 13,085, 25,478, and 4,876 shares, respectively, issued under the Purchase Plan. At December 31, 1999, no shares of common stock were reserved for future issuance under the Purchase Plan.

    STOCK WARRANTS

    In 1997, the Company issued a warrant to purchase 45,000 shares of the Company's common stock at $3.00 per share. The warrant expires on June 5, 2002. As of December 31, 1999, the warrant had vested with respect to 30,000 shares. It will vest with respect to an additional 10,000 shares on June 5, 2000. The remaining 5,000 shares are unexercisable due to the failure of the holder to satisfy certain vesting requirements.

                            BIOSPHERE MEDICAL, INC.

14. EMPLOYEES SAVINGS PLAN:

    The Company adopted a 401(k) savings plan for all domestic employees in 1994. Under the provisions of the plan, employees may voluntarily contribute up to 15% of their compensation subject to statutory limitations. In addition, the Company matches 50% of the first $3,000 contributed by employees up to $1,500 maximum per employee. Employer matching contributions amounted to $28,000, $20,406 and $10,838 for the years ended December 31, 1997, 1998 and 1999, respectively.

15. DISCONTINUED OPERATIONS

    On May 17, 1999, the Company sold substantially all of its assets and business, other than such assets and business relating to intracorporeal and "on-line" extracorporeal therapies or any autologous treatment, for approximately $11 million in cash, and the assumption of certain liabilities. Upon the consummation of the sale, BioSepra Inc. changed its name to BioSphere Medical, Inc. The Company utilized a portion of the proceeds to pay approximately $880,000 of transaction costs, to repay approximately
$2.0 million of outstanding bank debt, and to repay approximately $143,000 due to Sepracor.

    The net assets included in the sale had a net book value of approximately $10.5 million on May 17, 1999, which was included in calculating a net loss for the sale of approximately $70,000. The operations, assets and liabilities of the business have been presented in accordance with APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" in the accompanying financial statements. Accordingly, the operating results of the discontinued business for the year ended December 31, 1997, 1998 and 1999 have been segregated from the continuing operations and reported as a separate line item on the consolidated statements of operations. The consolidated balance sheet as of December 31, 1998 has also been restated to reflect the net assets of the sold business.

16. VALUATION AND QUALIFYING ACCOUNTS

    A rollforward of the allowance for doubtful accounts for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                   BALANCE,                                     BALANCE,
                                                 BEGINNING OF   CHARGED TO COSTS                 END OF
                                                    PERIOD        AND EXPENSES     DEDUCTIONS    PERIOD
                                                 ------------   ----------------   ----------   --------
Year Ended December 31, 1997...................    233,000          150,000          (14,000)   369,000
Year Ended December 31, 1998...................    369,010            1,388         (264,438)   105,960
Year Ended December 31, 1999...................    105,960               --         (105,960)        --

    These allowances for all periods presented are included in Net Assets of Discontinued Operations as they appear on the balance sheet included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company had no disagreement with its independent auditor, Arthur Andersen LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company's financial statements during the last two fiscal years.

                                    PART III

ITEMS 10-13.

    The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", "Board and Committee Meetings", "Compensation for Directors", "Compensation of Executive Officers", "Compliance with Section 16 Reporting Requirements", and "Certain Relationships and Related Transactions". Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers."

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

(b) There were no Current Reports on Form 8-K filed during the last quarter of the fiscal year.
                            ------------------------

    The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: Biosphere Medical-TM-, Embosphere-Registered Trademark-, HepaSphere-TM-, MatrX-TM- and GenS(2)-TM-.

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
         3.1            Certificate of Incorporation, as amended, of the Company.
                        (Incorporated herein by reference to the Company's
                        Registration Statement on Form S-1, as amended (File No.
                        33-75212)).

         3.2            By-Laws of the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended
                        (File No. 33-75212)).

        4* Specimen Certificate for shares of Common Stock, $.01 par value, of the Company.

     (1)10.1            1994 Director Option Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-1, as
                        amended (File No. 33-75212)).

        10.2 Form of Technology Transfer and License Agreement dated as of January 1, 1994 between the Company and Sepracor Inc.
                        (Incorporated herein by reference to the Company's
                        Registration Statement on Form S-1, as amended (File No.
                        33-75212)).

        10.3            Form of Corporate Services Agreement dated as of January 1,
                        1994 between the Company and Sepracor Inc. (Incorporated
                        herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-75212)).

        10.4*           Share Purchase Agreement by and between Marie-Paule
                        Leroy-Landercy and the Company dated December 31, 1998.

        10.5+*          Joint Ownership Contract between the Company and
                        L'Assistance Publique Hopitaux de Paris dated January 5,
                        1998, together with amendment dated February 10, 2000
                        (translated from French).

        10.6+*          License of SAP-MS rights, including JP 6056676 between
                        Shinichi Hori and the Company dated September 21, 1999
                        (translated from Japanese).

        10.7*           Second Amended and Restated Revolving Credit and Security
                        Agreement by and among Fleet National Bank, Sepracor Inc.
                        and the Company dated as of December 31, 1999.

        10.8*           Amendment No. 1 and Consent dated February 14, 2000 to
                        Second Amended and Restated Revolving Credit Security
                        Agreement by and among Fleet National Bank, Sepracor Inc.
                        and the Company.

        10.9*           Reimbursement and Security Agreement between the Company and
                        Sepracor Inc. dated December 22, 1999.

        10.10+*         Exclusive License and Know How Agreement No. L99037 by and
                        between Le Centre National de la Recherche Scientifique,
                        L'Universite Louis Pasteur Strasbourg and the Company dated
                        July 15, 1999 (translated from French).

        10.11           Sublease dated January 1, 1996 by and between Sepracor Inc.
                        and the Company. (Incorporated herein by reference to the
                        Company's 10-K for the year ended December 31, 1994).

        10.12*          Form of Stock and Warrant Purchase Agreement dated as of
                        February 4, 2000, between the Company (together with schedule of purchasers thereto).

        10.13* Form of Warrant Agreement dated as of February 4, 2000, between the Company and certain purchasers (together with schedule of purchasers thereto).

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        10.14           Senior Management Retention Agreement dated October 3, 1997 by and between the Company and Jean-Marie Vogel.
                        (Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1997).

        10.15*          Sublease Agreement between Guerbet S.A. and of Biosphere
                        Medical, S.A. (translated from French to English).

        10.16*          Lease Agreement by and between 1050 Hingham Street Realty
                        Trust and the Company.

        21              Subsidiaries of the Company.

        23.1            Consent of Arthur Andersen LLP

        27              Financial Data Schedule.

------------------------

(1) Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

+  Confidential treatment requested as to certain portions.

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BIOSPHERE MEDICAL, INC.

                                                       BY:            /S/ JOHN M. CARNUCCIO
                                                            -----------------------------------------
                                                                        John M. Carnuccio
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----
        /s/ JOHN M. CARNUCCIO          President, Chief Executive Officer,
------------------------------------     Director (Principal Executive        March 29, 2000
          John M. Carnuccio              Officer)

       /s/ ROBERT M. PALLADINO         Chief Financial Officer (Principal
------------------------------------     Financial and Accounting Officer)    March 29, 2000
         Robert M. Palladino

        /s/ JEAN-MARIE VOGEL           Director, Chairman of the Board
------------------------------------                                          March 29, 2000
          Jean-Marie Vogel

      /s/ TIMOTHY J. BARBERICH         Director
------------------------------------                                          March 29, 2000
        Timothy J. Barberich

     /s/ WILLIAM M. COUSINS, JR.       Director
------------------------------------                                          March 29, 2000
       William M. Cousins, Jr.

      /s/ ALEXANDER M. KLIBANOV        Director
------------------------------------                                          March 29, 2000
    Alexander M. Klibanov, Ph.d.

         /s/ PAUL A. LOONEY            Director
------------------------------------                                          March 29, 2000
           Paul A. Looney

       /s/ RICCARDO PIGLIUCCI          Director
------------------------------------                                          March 29, 2000
         Riccardo Pigliucci

       /s/ DAVID P. SOUTHWELL          Director
------------------------------------                                          March 29, 2000
         David P. Southwell