Form 10-Q
period 2000-03-31
BIOSPHERE MEDICAL INC
filed 2000-05-15
CIK 919015

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

            For the quarterly period ended: MARCH 31, 2000

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

                   1050 HINGHAM ST.  ROCKLAND, MASSACHUSETTS 02370
                 ---------------------------------------------------
                 (Address of Principal Executive Offices) (Zip Code)

                               (781) 681-7900
                               --------------
                  (Registrant's Telephone Number, Including Area Code)

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

The number of shares outstanding of the registrants Common Stock as of May 1, 2000: 9,245,622 shares.

                                BioSphere Medical, Inc.

                                         INDEX

                                                                                                      PAGE

Part I  -  Financial Information

Item 1.  Consolidated Financial Statements

          Consolidated Condensed Balance Sheets as of March 31, 2000 and December 31, 1999 (Unaudited)...3

          Consolidated Condensed Statements of Operations for the Three Month Periods Ended
             March 31, 2000 and 1999 (Unaudited).........................................................4

          Consolidated Condensed Statements of Cash Flows for the Three Month Periods Ended
             March 31, 2000 and 1999 (Unaudited).........................................................5

          Notes to Consolidated Condensed Financial Statements...........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....................................21

Part II  -  Other Information...........................................................................22

Item 2.  Changes in Securities and Use of Proceeds......................................................22

Item 6.  Exhibits and Reports on Form 8-K...............................................................22

Signatures..............................................................................................23


                      PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          BioSphere Medical, Inc.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                 (In thousands)

                                                                      March 31,       December 31,
                                                                        2000             1999
                                                                    ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $  9,892         $  5,368
   Accounts receivable                                                     737              646
   Inventories (Note 2)                                                    507              389
   Prepaids and other current assets                                        90               51
                                                                      --------         --------
       Total current assets                                             11,226            6,454

Property and equipment, net (Note 3)                                       407              322
Goodwill                                                                   694              713
Other assets                                                               647                7

                                                                      --------         --------
       Total assets                                                   $ 12,974         $  7,496
                                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $    472         $    616
   Payable to Sepracor  (Note 4)                                            41               68
   Accrued expenses                                                      1,916            1,279
   Current portion of long-term debt                                        27             --
                                                                      --------         --------

       Total current liabilities                                         2,456            1,963

Long-term debt, net of current portion                                     120             --
                                                                      --------         --------

       Total liabilities                                                 2,576            1,963


Minority interest in BioSphere Medical, S.A.                               897              945

Stockholders' equity:
   Common stock, $0.01 par value, 25,000 shares authorized;                 92               84
        Issued and outstanding 9,246 in 2000 and 8,456 in 1999
   Additional paid-in capital                                           46,974           40,587
   Accumulated deficit                                                 (37,544)         (36,068)
   Cumulative translation adjustment                                       (21)             (15)
                                                                      --------         --------

      Total stockholders' equity                                         9,501            4,588
                                                                      --------         --------
      Total liabilities and stockholders' equity                      $ 12,974         $  7,496
                                                                      ========         ========



                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                             BioSphere Medical, Inc.
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                       (In thousands, except per share data)

                                                                          Three month periods
                                                                            Ended March 31,
                                                                    -------------------------------
                                                                        2000               1999
                                                                    ------------       ------------
Product revenue                                                     $    774            $   280

Costs and expenses:

  Cost of product revenue                                                282                146
  Research and development                                               549                 17
  Selling, general and administrative                                  1,550                603
                                                                    ------------        -----------
         Total costs and expenses                                      2,381                766
                                                                    ------------        -----------

         Loss from continuing operations                              (1,607)              (486)

Other income/(expense), net                                              151                (21)
                                                                    ------------        -----------
         Pretax loss from continuing operations                       (1,456)              (507)
Income tax                                                              --                  (18)
                                                                    ------------        -----------
         Loss before minority interest                                (1,456)              (525)
Minority interest                                                        (20)               (14)
                                                                    ------------        -----------
         Net loss from continuing operations                          (1,476)              (539)


 Loss from discontinued operations                                      --                 (436)
                                                                    ------------        -----------
         Net loss                                                   $ (1,476)              (975)
                                                                    ============        ===========


Basic and dilutive net loss per share from                          $  (0.16)           $ (0.07)
   continuing operations
Basic and dilutive net loss per share from                          $   --              $ (0.05)
   discontinued operations
Basic and dilutive net loss per share                               $  (0.16)           $ (0.12)

Weighted average number of common
   shares outstanding                                                  8,950              8,456




                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                              BioSphere Medical, Inc.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                  (In thousands)

                                                                              Three month periods
                                                                                 Ended March 31,
                                                                                 ---------------
                                                                             2000               1999
                                                                             ----               ----
Cash flows from operating activities:
      Net loss                                                               $(1,476)           (975)

      Less:  Net loss  from discontinued operations                             --              (436)
                                                                             -------         -------
      Net loss from continuing operations                                     (1,476)           (539)

      Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
      Depreciation and amortization                                               47               8
      Minority interest--BioSphere Medical, SA                                    20              14
      Non-cash interest expense                                                   15            --
      Foreign currency translation gain                                          (85)           --
      Stock-based compensation                                                   270            --
      Changes in operating assets and liabilities:
            Accounts receivable                                                  (91)              9
            Inventories                                                         (118)            (28)
            Prepaids and other current assets                                    (39)             28
            Accounts payable                                                    (143)              1
            Payable to Sepracor                                                  (27)             88
            Accrued expenses                                                     637             151
                                                                             -------         -------
      Net cash used in operating activities                                     (990)           (268)
                                                                             -------         -------

Cash flows from investing activities:
      Additions to property and equipment                                       (112)            (10)
      Change in other assets                                                    (140)              1
      Cash from acquisition of Biosphere Medical S.A.                                            283
                                                                             -------         -------
      Net cash (used in) provided by investing activities                       (252)            274
                                                                             -------         -------

Cash flows from financing activities:
      Cash provided by the issuance of common stock in a                       5,785            --
      Cash provided by the exercise of stock options                             340            --
      Deferred financing costs                                                  (500)           --
      Repayments under line of credit agreement                                 --               (27)
      Long term borrowings                                                       147            --
                                                                             -------         -------
      Net cash provided by financing activities                                5,772             (27)
                                                                             -------         -------

Effect of exchange rate changes on cash and cash equivalents                      (6)             (5)
                                                                             -------         -------

Net increase/(decrease) in cash and cash equivalents                           4,524             (26)
Net cash used in discontinued operations                                          --            (793)
Cash and cash equivalents at beginning of period                               5,368           2,235
                                                                             -------         -------
Cash and cash equivalents at end of period                                   $ 9,892         $ 1,416
                                                                             -------         -------
Acquisition of 51% of BioSphere Medical, S.A:
   Liabilities Assumed                                                       $  --           $(1,493)
   Fair Value of Assets Acquired                                                --             1,493
   Put Option of Minority Interest                                              --               771
                                                                             -------         -------
   Goodwill                                                                  $  --           $   771
                                                                             =======         =======

                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                            BioSphere Medical, Inc.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with BioSphere Medical, Inc.'s (the "Company") annual audited financial statements included in the Company's Form 10-K. The consolidated condensed financial statements include the accounts of the Company and its subsidiary. All material intercompany balances and transactions were eliminated in consolidation.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three month periods ended March 31, 2000 and 1999. The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         On February 25, 1999, the Company acquired 51% of the outstanding common stock of BioSphere Medical, S.A. ("BMSA"), a French societe anonyme. The Company acquired the 51% ownership by granting an exclusive license pertaining to certain patents and technology and the transfer of certain other technology to BMSA. The Company has the option to acquire the remaining 49% of the outstanding common stock of BMSA through December 31, 2004, pursuant to the terms of the acquisition agreement. Additionally, the holder of the remaining 49% of the outstanding common stock of BMSA has an option to require the Company to purchase its shares from December 31, 2003 until December 31, 2004 at a price of not less than FF 6,000,000 ($820,731 as of March 31, 2000). The Company will accrete the value of this put right over the period ending December 31, 2003. On April 7, 2000, the Company purchased an additional 34% of BMSA for approximately $920,000. The results of operations of BioSphere have been included in the consolidated condensed statements since the date of acquisition.

         Certain prior period amounts have been reclassified to conform to current reporting, including the impact of the operations of the Company that were discontinued. On May 17, 1999, the Company completed the sale of substantially all its assets and the business of BioSepra Inc., other than assets relating to intracorporeal and "on-line" extracorporeal therapies or any autologous treatment. Simultaneously with the closing of this transaction, the Company changed its corporate name from BioSepra Inc. to BioSphere Medical, Inc. Financial information relative to BioSepra Inc. is included in the financial statements as discontinued operations.

2.       Inventories

         Inventories consist of the following:

                                                                 March 31,          December 31,
                                                                   2000                1999
                                                                   ----                ----

        Raw material                                            $  107              $    119
        Work in progress                                            35                    25
        Finished goods                                             365                   245
                                                                -------             ---------
                                                                $  507              $    389
                                                                =======             =========



3.       Property and Equipment

         Property and equipment consists of the following:

                                                                 March 31,          December 31,
                                                                   2000                1999
                                                                   ----                ----

        Office Equipment                                        $  402              $    289
        Laboratory and manufacturing equipment                      73                    72
        Leasehold improvements                                      43                    45
                                                                -------             ---------
                                                                   518                   406
        Less: accumulated depreciation and amortization           (111)                  (84)
                                                                -------             ---------
        Property and equipment, net                             $  407               $   322
                                                                =======             =========



4.       Related party transactions

         The related party payable represents amounts due for certain services and facilities provided by Sepracor Inc., the Company's majority stockholder.

5.       Net Loss Per Share

         Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share as the effects of potential common stock equivalents are antidilutive for all periods presented. Total dilutive shares of approximately 3,843,248 and 3,421,936 for the three months ended March 31, 2000 and 1999, respectively, have been excluded from the calculation of weighted average number of potentially diluted common shares outstanding.

6.       Statements of Cash Flows

         Cash payments for interest for the three months ended March 30, 2000 and 1999 were $0 and $46,512, respectively.

7.       Comprehensive Income/ (Loss)

         The Company applies Statement of Financial Account Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The Company's only item of other comprehensive income (loss) relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended March 31, 2000 and 1999, comprehensive loss would be approximately $6,000 and $1,000 greater than reported net loss, due to foreign currency translation adjustments.

8.       Discontinued Operations

         On May 17, 1999, the Company sold substantially all of its assets and business, other than such assets and business relating to intracorporeal and "on-line" extracorporeal therapies or any autologous treatment, for approximately $11 million in cash, and the assumption of certain liabilities. Upon the consummation of the sale, the Company changed its name from BioSepra Inc. to BioSphere Medical, Inc. The Company utilized a portion of the proceeds to pay approximately $880,000 of transaction costs, to repay approximately $2.0 million of outstanding bank debt, and to repay approximately $143,000 due to Sepracor.

         The net assets included in the sale had a net book value of approximately $10.5 million on May 17, 1999, which was included in calculating a net loss for the sale of approximately $70,000. The operations, assets and liabilities of the business have been presented in accordance with Accounting Principles Board (APB) Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF a SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS in the accompanying consolidated financial statements. Accordingly, the operating results of the discontinued business for the three months ended March 31, 1999 have been segregated from the continuing operations and reported as a separate line item on the consolidated condensed statements of income.

9.       Common Stock Financing

         On February 4, 2000, the Company completed a private equity placement of common stock and warrants for net proceeds of approximately $5,785,000. Investors purchased 653,887 shares of the Company's common stock at a price of $9.00 per share, that included warrants to purchase up to an additional 163,468 shares of common stock. The warrants have an exercise price equal to $20.00 per share and expire on February 4, 2005. The Company intends to use the net proceeds from this private placement for general corporate purposes, including research and development, sales and marketing activities.

10.      Long term Debt

         In March 2000, BioSphere Medical S.A. entered into a term loan with a bank for FF1,000,000 (approximately $147,000 at March 31, 2000). The term loan is to be paid over 60 months with interest at a rate of 5.49% per annum.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors including, but not limited to, those set forth under the heading "Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS

    OVERVIEW

During the three month period ended March 31, 2000, BioSphere Medical, Inc. (referred to herein as the "Company", "we" or "us") continued the implementation of our new strategic plan to develop our proprietary spherical biocompatible beads for the treatment of hypervascularized tumors and arteriovenous malformations which are abnormal connections in certain blood vessels. Our revenue is currently generated from product sales of Embosphere Microspheres in the European Union, Australia, and Canada and the sale of barium and other ancillary products manufactured by us or by third parties.

We received approval of our Canadian Device Licensing Application, and clearance from the Australian Theraputic Goods Administration for the sale of our Embosphere Microspheres, and began taking orders in each of these markets. In April 2000, we received marketing clearance from the United States Food and Drug Administration ("FDA") for our Embosphere Microspheres for embolization of hypervascularized tumors and arteriovenous malformations. We have not received clearance from the FDA to market our Embosphere Microspheres for use in treating uterine fibroids. Either a separate 510(k) notification or a premarket approval will be required from the FDA with respect to the marketing in the United States of Embosphere Microspheres for use in the embolization of uterine fibroids. We have commenced clinical testing under an Investigational Device Exemption to support an application for clearance or approval from the FDA for the uterine fibroid indication. The embolization of uterine fibroids is a minimally invasive procedure, known as uterine artery embolization, or UAE, designed to occlude blood supply to uterine fibroids to reduce their size and alleviate associated symptoms, including bleeding, pain and disfigurement. In addition, on March 31, 2000 our application for re-listing on the NASDAQ National Market was approved for trading commencing on April 3, 2000.

    THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Product revenue increased to $774,000 for the three months ended March 31, 2000 from $280,000 for the same period in 1999. The increase is attributable to our focus on developing markets in Australia, Canada, and Europe for our Embosphere Microspheres product line and other ancillary products. In addition we reported only one month of product sales in the quarter ending March 31, 1999, due to the acquisition of Biosphere Medical, S.A. on February 25, 1999. The revenue from our non-strategic barium and other ancillary devices business provided 71% of our revenue in the three months ended March 31, 2000. We do not expect that these non-strategic products will be a significant part of future sales.

Cost of product revenue for the three month period ended March 31, 2000 was $282,000 compared with $146,000 for the same period in 1999. The increase is attributable to expenses incurred with the larger volume of sales of Embosphere Microspheres.

Gross margin for the three month period ended March 31, 2000 was $492,000 (64%) compared with $134,000 (48%) for the same period in 1998. The increase was attributable to lower raw material costs, and the consolidation of the manufacturing process of Embosphere Microspheres at BioSphere Medical, Inc.

Research and development expenses increased to $549,000 for the three months ended March 31, 2000 from $17,000 for the same period in 1999. This increase is primarily attributable to regulatory expenses incurred relative to seeking embosphere product approval in the United States.

Selling, general and administrative expenses increased to $1,550,000 for the three months ended March 31, 2000 from $603,000 for the comparable period in 1999. The increase is primarily due to the acquisition of a 51% interest in Biosphere Medical S.A. on February 25, 1999 and other expenses related to the implementation of our new strategic plan, including personnel costs, recruiting expenses and other expenses associated with developing a new business. We also incurred non-cash expenses of $229,000 in the period ending March 31, 2000 for the value of outstanding warrants granted to consultants in accordance with "EITF 96-18".

Other income/(expense), net, was $151,000 for the three months ended March 31, 2000 as compared to other income/(expense), net, of $(21,000) for the comparable period in 1999. This change is primarily due to interest earned on the funds received from the sale of our discontinued operations to Life
Technologies on May 17,1999 and the sale of common stock in a private equity placement on February 4, 2000.

Our net loss from continuing operations increased to $1,476,000 for the three months ended March 31, 2000 compared with a net loss of $539,000 for the three months ended March 31, 1999. The increase is primarily due to the ramp up of expenses related to the implementation of our new strategic plan.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations from product revenue, license fees, net proceeds provided from our initial public offering, funds provided by Sepracor, bank financing and equipment financing leases. As of March 31, 2000, we had $9,892,000 of cash and cash equivalents and $8,770,000 of working capital. Cash and cash equivalents for the three months ended March 31, 2000 increased by $4,524,000 from $5,368,000 at December 31, 1999. For the three months ended March 31, 2000, we utilized cash for operations of $990,000 primarily to fund our operating losses, build inventory, and finance our anticipated working capital requirements for product revenue in the United States. In February 2000, we completed a private equity placement of 653,887 common shares at $9 per share including warrants to purchase an additional 163,468 common shares at an exercise price of $20 per share for net proceeds of $5,785,000. We also received an estimated $340,000 from the sale of approximately 136,000 shares of common stock through the exercise of options granted under our stock option plan. In March, 2000, our French subsidiary, Biosphere Medical SA, entered into a FF1,000,000 ($147,000 on March 31, 2000) term loan with a bank that is payable over five years, and accrues interest at 5.4%. We purchased $112,000 of equipment during the three months ended March 31, 2000. The fixed assets purchased were primarily related to establishing full manufacturing capabilities in the French subsidiary and office equipment for our new corporate headquarters in Rockland, Massachusetts. We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements as currently planned through 2000. However, cash requirements may vary materially from those now planned because of the results of research and development, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA's regulatory process, the market's acceptance of any approved products, and other factors.

We expect to incur substantial additional costs, including costs related to ongoing research and development activities, pre-clinical studies, clinical trials and the expansion of our laboratory and administrative activities. In order to achieve commercialization of our potential future products, we will need additional funds. We may also need additional funds for possible strategic acquisitions of businesses, products or technologies. These additional funds may be raised from time to time through public or private sales of equity or through borrowings. There are no assurances that we will be able to obtain any additional funding that we may require on acceptable terms, if at all.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

OUR IMMEDIATE PRODUCT COMMERCIALIZATION EFFORTS ARE FOCUSED ON OUR EMBOSPHERE MICROSPHERES, FOR WHICH WE HAVE RECEIVED ONLY LIMITED REGULATORY APPROVALS TO DATE; WE HAVE NOT RECEIVED REGULATORY APPROVAL OR CLEARANCE TO MARKET ANY OTHER PRODUCTS

    Our immediate product commercialization efforts are focused on our Embosphere Microspheres. To date, this product has received regulatory approval for marketing in the European Union, Australia and Canada for use in the treatment of arteriovenous malformations, hypervascularized tumors and control of presurgical blood loss. In April 2000, we obtained marketing clearance from the United States Food and Drug Administration, or FDA, for the use of our Embosphere Microspheres in the United States for the embolization of hypervascularized tumors and arteriovenous malformations, but not for the treatment of uterine fibroids. Either a separate 510(k) notification or a premarket approval will be required from the FDA with respect to the marketing in the United States of Embosphere Microspheres for use in the embolization of uterine fibroids. In either case, clinical studies will be required. The regulatory approval process can take years. We do not have regulatory approvals or clearances to market any other product in any country, other than approvals to market our Embosphere Microspheres in the United States, the European Union, Australia and Canada, and certain ancillary radiology products in France. If we do not receive required regulatory approval or clearance to market our Embosphere Microspheres in the United States for the treatment of uterine fibroids or for any other product, or if required approvals or clearances are not received on a timely basis, our business will be materially adversely affected.

IF THE MARKET IS NOT RECEPTIVE TO OUR EMBOSPHERE MICROSPHERES PRODUCT, WE WILL BE MATERIALLY ADVERSELY AFFECTED

    We only recently began selling our Embosphere Microspheres product in the European Union and only recently received regulatory clearance for marketing our Embosphere Microspheres in the United States, Canada and Australia. We cannot predict whether our Embosphere Microspheres will be accepted in the market. The commercial success of our Embosphere Microspheres product will depend upon its acceptance by the medical community, patients and third party payors as clinically useful, cost effective and safe. Our Embosphere Microspheres are based upon new technologies and therapeutic approaches. As a result, it may be difficult for us to achieve market acceptance of this product. In particular, our success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our products in lieu of, or in addition to, receiving other forms of treatment which the obstetrics and gynecology physicians can provide directly. However, unless and until we receive the required regulatory approvals and clearances to market our Embosphere Microspheres in the United States for uterine fibroids, we cannot label or market our Embosphere Microspheres in the United States for uterine fibroids. While we have begun clinical testing under an Investigational Device Exemption in order to apply for clearance or approval from the FDA for this specific indication, we cannot assure you that we will receive any required approval or clearance on a timely basis, if at all. In addition, market acceptance of our Embosphere Microspheres product may be adversely affected by negative publicity associated with any adverse medical effects attributed to embolization treatments generally or our product. If we fail to achieve market acceptance of this product, we will be materially adversely affected.

IF OUR EMBOSPHERE MICROSPHERES PRODUCT DOES NOT PROVE TO BE SAFE OR EFFECTIVE THEN WE MAY BE REQUIRED TO WITHDRAW IT FROM THE MARKET

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

OUR BUSINESS POTENTIALLY EXPOSES US TO SUBSTANTIAL PRODUCT LIABILITY CLAIMS, WHICH MAY RESULT IN LARGE MONETARY AWARDS AGAINST US AND NEGATIVE PUBLICITY; IN ADDITION, WE COULD BE SUBJECT TO PRODUCT RECALLS

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

SEASONAL TRENDS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

    We expect to experience seasonality in our business, particularly because we do a significant percentage of our business in the European Union, which typically experiences a slowdown in business during August. Accordingly, we expect to generate lower revenue during the summer months and higher revenue during the calendar year-end months. As a result, we expect our third quarter revenue in 2000 to be lower than each of our first and second quarter revenue in 2000. If we do experience these revenue fluctuations, market analysts and investors may not be able to predict our quarterly or annual operating results, and if we fail to meet expectations of market analysts and investors, the price of our common stock could decline.

OUR HISTORY OF LOSSES AND THE UNCERTAINTY OF OUR FUTURE PROFITABILITY MAKES OUR COMMON STOCK A HIGHLY SPECULATIVE INVESTMENT

    We have incurred operating losses since our inception and, as of March 31, 2000, had an accumulated deficit of approximately $37.5 million. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory and administrative capabilities, and for other general corporate purposes. We expect to incur increasing losses over the next several years as we expand our commercialization efforts.

    We cannot predict the size or duration of any future losses. We cannot be certain that we will ever become profitable or that, if we do become profitable, we will remain profitable on a continuing basis.

Failure to become and remain profitable would depress the market price of our common stock and impair our ability to raise capital and continue our operations.

WE HAVE RECENTLY UNDERTAKEN A STRATEGIC REDIRECTION OF OUR BUSINESS AND THERE CAN BE NO ASSURANCE THAT OUR STRATEGIC SHIFT WILL PROVE TO BE SUCCESSFUL

    In early 1999, we decided to exit the chromatography business, which had constituted our core business, to focus on the commercialization of microspheres for use in embolotherapy and other medical applications. Consistent with this decision, in February 1999 we acquired a 51% ownership interest in Biosphere Medical S.A. In May 1999, we sold substantially all of our assets relating to the chromatography business and changed our name to BioSphere Medical, Inc. In April 2000, we increased our ownership interest in Biosphere Medical S.A. to 85%. We have an option to acquire the remaining 15% at a later date. We have restated our historical financial statements to reflect the discontinuation of our chromatography business. In addition, 73% of 1999 revenue and 71% of first quarter 2000 revenue included in our restated financial statements was derived from the sale of products we consider to be nonstrategic and which we do not expect to constitute a significant portion of our revenue on an ongoing basis. We have no assurance that our decision to exit the chromatography business and focus on the commercialization of microspheres will prove to be successful.

WE MAY EXPERIENCE DELAYS, DIFFICULTIES OR UNANTICIPATED COSTS IN ESTABLISHING THE SALES AND DISTRIBUTION CAPABILITIES NECESSARY TO GAIN MARKET ACCEPTANCE FOR OUR PRODUCTS

    We currently lack sales, distribution and marketing capabilities in the United States and have only limited sales, distribution and marketing capabilities in the European Union. To market our products directly, we must develop an effective marketing and sales force with technical expertise and a supporting distribution capability. Developing a marketing and sales force is expensive and time-consuming and could delay a product launch. Moreover, we may choose or find it necessary to enter into strategic partnerships to sell, market and distribute our products. The terms of any partnership may not be favorable to us. We currently rely on distributors to sell our products outside of France. We may not be able to provide adequate incentive to these distributors to promote our products. Our inability to successfully employ qualified marketing and sales personnel and develop our sales and marketing capabilities, or the failure of our distributors to promote our products would harm our business.

WE WILL INCUR SUBSTANTIAL COSTS TO EDUCATE PHYSICIANS ABOUT USING OUR PRODUCT CORRECTLY

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

WE HAVE ONLY ONE MANUFACTURING FACILITY, AND IF WE EXPERIENCE MANUFACTURING DELAYS OR INTERRUPTIONS IN PRODUCTION, OUR BUSINESS WOULD BE ADVERSELY AFFECTED

    We currently produce all of our Embosphere Microsphere products in one manufacturing facility in France. We would likely experience significant delays or cessation in production of our products at this facility if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture our products at our facility in France, we may be required to enter into arrangements with one or more contract manufacturing companies. We do not currently have contingency plans in place and, if alternate arrangements are required, we could encounter delays or difficulties establishing relationships with contract manufacturers or in establishing agreements on terms that are favorable to us. Also, manufacturers, including us, must adhere to FDA's current good manufacturing practices, or GMP regulations, which are enforced by the FDA through its facilities inspection program. We cannot assure you that we or third party manufacturers will be able to comply or maintain compliance with GMP regulations. Any failure to comply could significantly delay a 510(k) clearance or premarket approval.
For a premarket approval device, if we change our manufacturing facility or switch to a third-party manufacturer we will be required to submit a premarket approval application supplement. For a 510(k) product, a change in our manufacturing location would require us to change our registration with the FDA. If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. In addition, if we are required to depend on third-party manufacturers, our profit margins may be adversely affected.

BECAUSE WE HAVE LIMITED SOURCES OF PRODUCTION AND SUPPLY, OUR ABILITY TO PRODUCE AND SUPPLY OUR PRODUCTS COULD BE IMPAIRED

    Certain key components of our Embosphere Microspheres are currently purchased from a limited number of outside sources and may only be available through a few sources. We generally do not have long-term agreements with any of our suppliers.

    Our reliance on our suppliers exposes us to risks including:

    - the possibility that one or more of our suppliers could terminate their services at any time without penalty;

    - the potential inability of our suppliers to obtain required components;

    - the potential delays and expenses of seeking alternative sources of supply;

    - reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternative suppliers; and

    - the possibility that one or more of our suppliers could fail to satisfy any of the FDA's required current good manufacturing practices regulations.

    Consequently, in the event that components from our suppliers are delayed or interrupted for any reason, our ability to produce and supply our products could be impaired.

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT ADEQUATELY PROTECT US FROM COMPETITION BY THIRD PARTIES USING OUR TECHNOLOGY, OR VERY SIMILAR TECHNOLOGY

    Although we own or license several patents and patent applications relating to our microsphere technology, these patents and patent applications may not afford meaningful protection for our technology and products. You should not assume that these patents and patent applications will necessarily prevent our competitors from designing products similar to or otherwise competitive with our Embosphere Microspheres and other products commercialized by us. Among other things, competitors may develop products similar to ours which are not protected by our owned or licensed patents. A United States patent licensed to us relating to the composition of our Embosphere Microspheres expires in 2001. To the extent that our competitors are able to design products competitive with ours without infringing our intellectual property rights, we could be materially adversely affected. In addition, others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. We cannot determine whether competitors have similar United States patent applications on file, since under the present United States patent laws, United States patent applications are secret until issued. The United States Patent and Trademark Office could initiate interference proceedings involving our United States patent applications, issued patents or patents that we license from third parties. Further, there is a substantial backlog of patent applications at the United States Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

    The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the United States Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents like those we own, have licensed, may license or may file in the future. As a result, we may not prevail in any patent-related proceeding. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on us.

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

WE MAY BE INVOLVED IN LAWSUITS TO PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS. IF WE LOSE, WE MAY LOSE THE BENEFIT OF SOME OF OUR INTELLECTUAL PROPERTY RIGHTS, THE LOSS OF WHICH MAY INHIBIT OR ELIMINATE OUR ABILITY TO EXCLUDE CERTAIN COMPETITORS FROM THE MARKET

    In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. By initiating legal proceedings to enforce our intellectual property rights, we may also provoke these third parties to assert claims against us. Furthermore, we may be sued for infringing on the intellectual property rights of others, and we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court regarding the proprietary rights of others. For example, we were engaged in patent litigation related to our discontinued business that was settled in December 1997. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect us. In addition, litigation is time consuming and could divert management attention and resources away from our business.

    Our majority-owned French subsidiary, Biosphere Medical S.A., jointly owns two United States patents and corresponding French and European patents relating to microsphere technology for use in connection with embolotherapy with L'Assistance Publique-Hopitaux De Paris, referred to as AP-HP, a French public health establishment. Pursuant to the terms of a related license agreement with AP-HP, Biosphere Medical S.A. may be required to seek AP-HP's participation in any legal proceedings it initiates against third parties to protect or enforce its rights under the jointly-owned patents. If Biosphere Medical S.A. is not able to obtain the cooperation of AP-HP in any infringement suit against a third party, then its ability to pursue such suit and enforce these patent rights relating to the microspheres could be harmed, which could have a material adverse effect on us.

OUR RIGHT TO USE CERTAIN TECHNOLOGIES IS DEPENDENT ON LICENSES WHICH COULD BE TERMINATED OR LOST

    We are dependent on various license agreements relating to each of our current and proposed products that give us rights under certain intellectual property rights of third parties. These licenses impose various commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure or any third party's failure to comply with the terms of any license could have a material adverse effect on our business, financial condition and results of operations. We are in the process of restating and clarifying the terms of our agreement with Dr. Sinichi Hori granting us an exclusive royalty-bearing license to a Japanese patent application relating to our HepaSphere Microspheres product. Our failure to restate our license agreement with Dr. Hori on terms acceptable to us could have a material adverse effect on our business.

OUR BUSINESS IS SUBJECT TO AN EXTENSIVE AND POTENTIALLY COSTLY GOVERNMENTAL APPROVAL PROCESS

    The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to governmental regulation by national and local government agencies in the United States and abroad. Our products are subject to approval or clearance by the FDA prior to marketing in the United States for commercial use. Our inability to obtain required regulatory approval or clearance on a timely or acceptable basis could harm our business. The process of obtaining necessary FDA approvals and clearances can be time-consuming, expensive and uncertain. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, we may be required by the FDA to conduct a postmarket surveillance study on our embolotherapy device. If such a study revealed an unexpected rate of adverse events, the FDA could place further restrictions on the marketing of the device, or rescind its clearance.

    Some changes to legally-marketed devices also require new regulatory submissions, for example, a change in intended use or a change that affects safety or effectiveness. We may in the future make certain enhancements to our Embosphere Microspheres which we determine do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it will require us to make additional filings for the modification and we could be prohibited from marketing the modified product until we obtained FDA clearance or approval. The nature of marketing claims we will be permitted to make in labeling or advertising regarding our Embosphere Microspheres is limited to those specified in any FDA clearance or approval and claims beyond those cleared or approved will constitute a violation of the Federal Food, Drug, and Cosmetic Act.

    Further, our embolotherapy device is classified into Class III by the FDA, which means that even though we have obtained 510(k) clearance to market the device, the FDA could promulgate a regulation requiring premarket approval of the device to allow it to remain on the market. A requirement for premarket approval will likely require us to conduct costly clinical trials and there is no guarantee that we can provide the FDA sufficient data for premarket approval in a timely fashion, if at all. Failure to obtain premarket approval would result in removal of our product from the United States market.

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

WE ARE SUBJECT TO RULES REGARDING LABELING AND ADVERTISING AND VIOLATION OF THOSE RULES COULD ADVERSELY AFFECT OUR BUSINESS

    The federal, state and foreign laws and regulations regarding the manufacture and sale of our products are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including product seizures, voluntary or mandatory recalls, voluntary or mandatory patient or physician notification, seizure of our products, withdrawal of product clearances or approvals, withdrawal of IDE approval, restrictions on or injunctions against marketing our products, fines, injunctions and civil and criminal penalties.

    In addition, if we fail to comply with any applicable FDA requirements, the FDA could withdraw premarket approval or rescind premarket notification clearance. The FDA also has the authority to request repair, replacement or refund of the purchase price of devices manufactured or sold by us. Any of these sanctions may have a material adverse effect on our business, financial condition and results of operations, and could materially adversely affect our ability to successfully market our products.

IT MAY TAKE LONGER THAN WE EXPECT TO COMPLETE CLINICAL TRIALS, MAKE REGULATORY SUBMISSIONS AND RECEIVE REGULATORY APPROVALS

    Although for planning purposes we forecast the timing of completion of clinical trials, regulatory submissions and regulatory approvals, the actual timing of these events can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions, the rate of patient accruals and the uncertainties inherent in the regulatory approval process. Clinical trials involving our product candidates may not commence or be completed and we may not make regulatory submissions or receive regulatory approvals as forecasted, if at all.

    We have limited experience in conducting clinical trials and in obtaining regulatory approvals. In certain circumstances we rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. As a result, we will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. However, we will remain responsible for their regulatory compliance and the accuracy of the data. These trials may not commence or be completed as we expect or be conducted successfully. The uncertainties inherent in the regulatory approval process will affect our products in development as well as our existing embolotherapy products. Products that we are developing and intend to develop may not be successful in preclinical testing, or clinical testing, which most, if not all, will require. Moreover, these products may not obtain the necessary marketing clearances or approvals in a timely fashion, if at all. Failure to commence or complete, or delays in, any of our planned clinical trials, regulatory submissions or regulatory approvals could undermine investors' confidence in our ability to develop products, which could cause our stock price to decrease.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, WHICH COULD RESULT IN DECREASED DEMAND FOR OUR PRODUCTS AND PRICE REDUCTIONS

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

    Our competitors may:

    - develop technologies and products that are more effective than ours;

    - develop technologies that render our products obsolete or otherwise noncompetitive;

    - obtain regulatory approval for products more rapidly or effectively than we can;

    - design around patents owned or licensed by us or otherwise develop products similar to ours that do not infringe our intellectual property rights; and/or

    - obtain patent protection or other intellectual property rights that would block our ability to develop competitive products.

    We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our market and continue to grow our business. Moreover, we may not be able to compete effectively, and competitive pressures may adversely affect demand for our products or our profitability.

WE MAY NOT BE ABLE TO MEET THE OPERATIONAL, LEGAL AND FINANCIAL CHALLENGES THAT WE WILL ENCOUNTER IN OUR INTERNATIONAL OPERATIONS, WHICH MAY LIMIT THE GROWTH OF OUR BUSINESS

    Our operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive substantially all of our revenue from the sale of our Embosphere Microspheres and other products in the European Union. We are increasingly subject to a number of challenges which specifically relate to our international business activities. These challenges include:

    - failure of local laws to provide the same degree of protection against infringement of our intellectual property;

    - protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

    - potentially longer sales cycles to sell products, which could slow our revenue growth from international sales; and

    - potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

    Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business.

WE MAY LOSE MONEY WHEN WE EXCHANGE FOREIGN CURRENCY RECEIVED FROM INTERNATIONAL SALES INTO U.S. DOLLARS OR MAKE FOREIGN CURRENCY PAYMENTS

    Most of our business is conducted in currencies other than the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR PRODUCTS BY THIRD PARTY PAYORS, THERE MAY BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS

    The availability and levels of reimbursement by governmental and other third party payors affects the market for any medical device. These third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products. Additionally, in both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. These proposals, if adopted, could affect our ability to market our products. Also, in certain foreign countries, particularly the countries of the European Union where our Embosphere Microspheres product is currently marketed and sold, the pricing of medical devices is subject to governmental control and the prices charged for our products have in some instances been reduced as a result of these controls. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

OUR PRODUCTS ARE TESTED IN LABORATORY ANIMALS, AND THIS FORM OF TESTING MAY BE CURTAILED BY SOCIAL FACTORS AND REGULATORY CHANGES

    Our research and development efforts often involve the controlled use of laboratory animals. Opposition to this practice by activist groups may interfere with the use of animal testing. Negative publicity generated by activist groups may harm companies using this practice, including us. In addition, physical force and demonstrations may occur against us which could delay the testing of our products. Lobbying efforts by activist groups and other groups and individuals against the use of animals in testing is ongoing, and may result in changes in laws, regulations or accepted clinical procedures that would restrict the use of animals in testing. In the event of a change in laws, regulations or accepted clinical procedures, delays in our product development will likely result until we find other methods for effective testing. In addition, preclinical testing in animals and in vitro is subject to Good Laboratory Practice regulations. Failure to comply with Good Laboratory Practice regulations could result in the inability to rely on data obtained in such testing to support proposed trials in humans and/or to support applications for marketing clearances or approvals.

WE DEPEND GREATLY ON THE INTELLECTUAL CAPABILITIES AND EXPERIENCE OF OUR KEY EXECUTIVES AND SCIENTISTS, AND THE LOSS OF ANY OF THEM COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP OUR PRODUCT CANDIDATES

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

OUR BUSINESS IS SUBJECT TO STRINGENT ENVIRONMENTAL REGULATIONS COMPLIANCE WITH WHICH MAY BE COSTLY

    We are subject to various United States, French, Canadian, Australian and European Union laws, regulations and directives relating to the protection of the environment, including those governing the discharge of pollutants into the water or air, the management and disposal of hazardous materials and wastes and the cleanup of contaminated sites. In the course of our business, we are involved in the handling, storage and disposal of certain chemicals. We could incur substantial costs, including cleanup costs, fines and sanctions, as a result of violations of or liabilities under environmental laws. Certain environmental laws can impose liability without regard to negligence or fault or the legality of the original disposal activity. We believe that our operations are in material compliance with applicable environmental requirements and that, to date, the cost of compliance with such requirements has not been material to our business. However, the ultimate costs under environmental laws are difficult to predict, and additional operating costs or capital expenditures could be incurred if additional or more stringent requirements relevant to our operations are promulgated.

IF WE MAKE ANY ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS

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

    We currently own 85% of the outstanding capital stock of Biosphere Medical S.A. We have the right to acquire the remaining 15% of Biosphere Medical S.A. from December 31, 2003 until December 31, 2004. The purchase price payable upon exercise of this right is equal to 15% of the aggregate sales of Biosphere Medical S.A. and sales of our microspheres subject to our license agreement with Biosphere Medical S.A. for the twelve-month period prior to the exercise of our right. In addition, the holder of the remaining 15% of Biosphere Medical S.A. has a "put" right to require us to purchase the remaining 15% from December 31, 2003 until December 31, 2004. The purchase price payable by us upon the exercise of this "put" right is equal to 15% of the aggregate sales of Biosphere Medical S.A. and sales of our microspheres subject to our license agreement with Biosphere Medical S.A. for the nine-month period prior to the exercise of the "put" right. In any event, the price payable by us upon the exercise of the "put" right shall not be less than FF1,800,000 ($264,000 at March 31, 2000). If we are compelled by the minority stockholder to acquire the minority interest at a future date, we could be required to make a significant cash payment, which could result in the incurrence of debt or a decrease in the cash available for our operations.

IF WE FAIL TO MANAGE OUR GROWTH, OUR BUSINESS COULD BE IMPAIRED

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

WE WILL CONTINUE TO NEED SUBSTANTIAL ADDITIONAL FUNDS, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS

    We will need to raise additional funds to successfully develop and commercialize our products. Other than a $2.0 million credit line with a bank, we have no committed source of capital. If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our product development, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. We may not receive additional funding on reasonable terms or at all. If we raise more money by selling additional capital stock, these sales of our capital stock are likely to dilute our existing stockholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Alternatively, we may borrow money from commercial lenders, possibly at high interest rates, which will increase the risk of your investment in us.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH COULD CAUSE A DECLINE IN OUR STOCK PRICE

    Our operating results could fluctuate significantly from quarter to quarter. We expect to continue to experience significant fluctuations as a result of a variety of factors, many of which are outside of our control. The following factors could affect our operating results:

    - seasonality, since we expect our revenue to decline substantially in the third quarter of each year from the first two quarters of each year;

    - market acceptance of our products;

    - the timing and scope of regulatory approvals or denials;

    - the timing of revenue generated from product sales;

    - the introduction and marketing of new products;

    - changes in demand for our products;

    - availability of the components used in our products; and

    - general and medical device industry-specific business and economic conditions.

    In addition, a large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if revenue declines or does not grow as anticipated, we might not be able to improve our operating margins. In addition, we plan to significantly increase operating expenses in the next several years. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period.

    Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline.

YEAR 2000 COMPLIANCE

We have not experienced any material difficulties that we are aware of related to the Year 2000 problem. Our operations have not, to date, been materially affected by any such difficulties experienced by any of our suppliers or customers in connection with the Year 2000 problem. We will continue to monitor our systems for potential difficulties for the remainder of the calendar year 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the FASB issued interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25." The interpretation clarifies the application of Opinion No. 25 in certain situations, as defined. The interpretation will become effective on July 1, 2000 and will be applicable to certain events having occurred after December 15, 1998. To the extent that events covered by the interpretation occur during the period after December 15, 1998, but before July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. Accordingly, upon initial application, (a) no adjustments would be made to the financial statements for periods before July 1, 2000 and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before July 1, 2000. We expect that the adoption of this interpretation will not have any effect on the accompanying financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to market risk in the form of interest rate risk and foreign currency risk. Our investments in short-term cash equivalents are subject to interest rate movements. We do not believe these exposures are material. We sell and distrubute our products worldwide and the payables may be due in French currency or other local currencies. Therefore we may experience gains, or losses upon the payment of these account payable obligations.

PART II.
OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

C)       Recent Sales of Unregistered Securities

         On February 4, 2000, BioSphere sold an aggregate of 653,887 shares of its Common Stock and warrants to purchase an aggregate of 163,468 shares of its Common Stock to a group of institutional investors and directors of the Company at a purchase price of $9.00 for each share of Common Stock and warrant to purchase one quarter of one share of Common Stock. The warrant exercise price per share is $20.00, and the warrants expire on February 4, 2005. The group of investors who participated in the financing included Timothy J. Barberich, a director of BioSphere and the Chief Executive Officer and President of Sepracor, David P. Southwell, a director of BioSphere and the Executive Vice President and Chief Financial Officer of Sepracor, Jean-Marie Vogel, a director and the Chairman of BioSphere, and John M. Carnuccio, a director and the Chief Executive Officer and President of BioSphere. Both the Common Stock and the warrants were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, relative to sales by an issuer not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)       Exhibits

27.1     Financial Data Schedule

27.2     Financial Data Schedule

10.1 Employment Agreement by and between the Company and Jean-Marie Vogel dated as of May 14, 1999.

B)       Reports on Form 8-K

         On February 4, 2000 the Company filed a Current Report on form 8-K relating to the Company's sale of 653,887 shares of the Company's common stock, par value $0.01 per share) including warrants to purchase 163,468 shares of common stock, at an aggregate price of $9.00 for one share of common stock and a warrant to acquire one quarter of one share of common stock, in a private placement.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 BIOSPHERE MEDICAL, INC.







Date:    May 15, 2000                       /s/  Robert M. Palladino
                                          --------------------------------------
                                               Robert M. Palladino
                                             Chief Financial Officer
                                      (Principal Financial & Accounting Officer)