Form 10-Q
period 2000-06-30
BIOSPHERE MEDICAL INC
filed 2000-08-08
CIK 919015

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from       to
                               ------    ------

                         Commission File Number 0-23678

                             BIOSPHERE MEDICAL, INC.
             (Exact Name of Registrant as Specified in its Charter)
                                 ---------------

          Delaware                                        04-3216867
-------------------------------              -----------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Organization or Incorporation)

                 1050 Hingham St. Rockland, Massachusetts 02370
               (Address of Principal Executive Offices) (Zip Code)

                                 (781) 681-7900
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X           NO
                                   -------          --------

The number of shares outstanding of the registrants Common Stock as of July 28, 2000: 10,470,922 shares.

--------------------------------------------------------------------------------

                             BioSphere Medical, Inc.

                                      INDEX


                                                                         Page

Part I - Financial Information


Item 1.  Consolidated Financial Statements

          Consolidated Condensed Balance Sheets as of
          June 30, 2000 and December 31, 1999 (Unaudited).................3

          Consolidated Condensed Statements of Operations for the
          Three-Month and Six-Month Periods Ended June 30, 2000
          and 1999 (Unaudited)............................................4

          Consolidated Condensed Statements of Cash Flows for the
          Six-Month Periods Ended June 30, 2000 and 1999 (Unaudited)......5

          Notes to Consolidated Condensed Financial Statements............6


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................10

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.....................................................24


Part II  -  Other Information.............................................24


Signatures................................................................26


Index to exhibits.........................................................27

                             BIOSPHERE MEDICAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                    June 30,        December 31,
ASSETS                                                2000             1999
                                                  ------------     ------------
Current assets:
   Cash and cash equivalents                      $      6,929     $      5,368
   Accounts receivable, net of allowance for
     doubtful accounts of $43 and $0 as of
     June 30, 2000 and December 31, 1999,
     respectively                                          672              645
   Inventories                                             639              389
   Prepaid and other current assets                        151               51
                                                  ------------     ------------
    Total current assets                                 8,391            6,453

Property and equipment, net                                551              322
Goodwill, net                                            1,108              713
Other assets                                               646                8
                                                  ------------     ------------
    Total assets                                  $     10,696     $      7,496
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $        692     $        616
   Payable to Sepracor                                       6               68
   Accrued expenses                                      2,028            1,279
   Current portion of long-term debt                        27              --
                                                  ------------     ------------
    Total current liabilities                            2,753            1,963

Minority interest acquisition obligation                   406              945
Long-term debt                                             111              --
                                                  ------------     ------------
    Total liabilities                                    3,270            2,908

Stockholders' equity:
  Common stock, $0.01 par value, 25,000
   shares authorized; issued and
    outstanding: 9,256 as of June 30, 2000
    and 8,456 as of December 31, 1999                       93               84
  Additional paid-in capital                            46,983           40,587
  Accumulated deficit                                  (39,691)         (36,068)
  Cumulative translation adjustment                         41              (15)
                                                  ------------     ------------

    Total stockholders' equity                           7,426            4,588
                                                  ============     ============
    Total liabilities and stockholders' equity    $     10,696     $      7,496
                                                  ============     ============

         The accompanying notes are an integral part of the consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      JUNE 30,                JUNE 30,
                                                -------------------      -------------------

                                                   2000       1999          2000       1999
                                                ---------   ---------    ---------   ---------
Product revenue                                 $    815    $    713     $  1,589    $    993

Costs and expenses:
  Cost of product revenue                            404         428          686         574
  Research and development                           564         182        1,113         199
  Selling, general and administrative              2,118       1,141        3,668       1,744
                                                ---------   ---------    ---------   ---------
   Total costs and expenses                        3,086       1,751        5,467       2,517
                                                ---------   ---------    ---------   ---------
   Loss from continuing operations                (2,271)     (1,038)      (3,878)     (1,524)

Other income/ (expense)                              104          16          255          (5)
                                                ---------   ---------    ---------   ---------
   Loss before taxes and minority interest        (2,167)     (1,022)      (3,623)     (1,529)

Income tax                                           --           (2)         --          (20)
                                                ---------   ---------    ---------   ---------
   Loss before minority interest                  (2,167)     (1,024)      (3,623)     (1,549)

Minority interest                                     20          (1)         --          (15)
                                                ---------   ---------    ---------   ---------
   Net loss from continuing operation             (2,147)     (1,025)      (3,623)     (1,564)

Loss from discontinued operations                    --         (103)         --         (539)
                                                ---------   ---------    ---------   ---------

   Net loss                                     $ (2,147)   $ (1,128)    $ (3,623)   $ (2,103)
                                                =========   =========    =========   =========


Basic and diluted net loss per share from
   continuing operations                        $   (0.23)  $  (0.12)    $  (0.40)   $  (0.19)

Basic and diluted net loss per share from
    discontinued operations                          --        (0.01)         --        (0.06)
                                                ---------   ---------    ---------   ---------
Basic and diluted net loss per share            $   (0.23)  $  (0.13)    $  (0.40)   $  (0.25)
                                                =========   =========    =========   =========

Weighted average common shares outstanding
    Basic and diluted                               9,250       8,456        9,087       8,456
                                                =========   =========    =========   =========

         The accompanying notes are an integral part of the consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                            ---------------------
                                                               2000       1999
                                                            ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                       $ (3,623)   $ (2,103)
 Net loss
 Less: Net loss from discontinued operations                      --         539
                                                            ---------   ---------
 Net loss from continuing operations                          (3,623)     (1,564)
 Adjustments to reconcile net loss from continuing
  operations to net cash used in continuing
  operating activities:
   Provision for doubtful accounts                                43         --
   Depreciation and amortization                                 118          20
   Minority interest- BioSphere Medical, S.A.                     --          15
   Non-cash interest expense                                      20         --
   Foreign currency translation gain                             (85)        --
   Stock-based compensation                                      270         --
    Changes in operating assets and liabilities:
     Accounts receivable                                         (70)         40
     Inventories                                                (250)        (20)
     Prepaid and other current assets                           (100)        (24)
     Accounts payable                                             76         (72)
     Payable to Sepracor                                         (62)       (384)
     Accrued expenses                                            736           9
                                                            ---------   ---------
       Net cash used in operating activities                  (2,927)     (1,980)
                                                            ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (296)        (64)
  Increase in restricted cash                                     --      (1,000)
  Change in other assets                                        (138)          1
  Cash paid for 34% interest of Biosphere Medical, S.A.         (920)        --
  Proceeds from acquisition of Biosphere Medical, S.A.            --         283
                                                            ---------   ---------
       Net cash used in investing activities                  (1,354)       (780)
                                                            ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash provided by the issuance of common stock in a
   private placement                                           5,785          --
  Cash provided by the exercise of stock options                 350          --
  Deferred financing costs                                      (500)         --
  Net proceeds from long-term borrowings                         138          --
  Net Proceeds/(payments) under line of credit agreement          13      (2,000)
  Payments made on capital lease obligations                     --         (180)
                                                            ---------   ---------
      Net cash provided by financing activities                5,786      (2,180)
                                                            ---------   ---------
 Effect of exchange rate changes on cash
  and cash equivalents                                            56          (5)
                                                            ---------   ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS           1,561      (4,945)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                      --       9,655
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               5,368       2,235
                                                            ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  6,929    $  6,945
                                                            =========   =========

ACQUISITION OF 51% OF BIOSPHERE MEDICAL, S.A:
   Liabilities Assumed                                     $    --     $ (1,493)
   Fair Value of Assets Acquired                                --        1,493
   Put Option of Minority Interest                              --          771
                                                           ---------   ---------
   Goodwill                                                $    --     $    771
                                                           =========   =========

         The accompanying notes are an integral part of the consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)   Nature of Business

     BioSphere Medical, Inc. (the "Company") was incorporated in Delaware in December 1993. During 1999, the Company strategically refocused its business on the development and commercialization of its proprietary microspheres for medical applications. In February 1999, the Company acquired a 51% ownership interest in Biosphere Medical S.A., ("BMSA") a French societe anonyme (See Note
3). BMSA has the license to the embolotherapy device that is the main focus of the Company's business. In May 1999, the Company sold substantially all of its assets relating to its former core business, chromatography, and changed its name to BioSphere Medical, Inc. In April 2000, the Company increased its ownership interest in Biosphere Medical, S.A. to 85%. The Company has an option to acquire the remaining 15% at a later date. The Company expects to spend substantial funds and to experience increasing losses for the foreseeable future in connection with this refocus of its business and execution of its business plan. As of August 1, 2000, Sepracor Inc., a specialty pharmaceutical company, beneficially owned approximately 56% of our outstanding common stock.

B)   Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with Company's annual audited financial statements included in the Company's Form 10-K. The consolidated condensed financial statements include the accounts of the Company and its subsidiary, BMSA. All material intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three-month and six-month periods ended June 30, 2000 and 1999. The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     Certain prior period amounts have been reclassified to conform to current reporting, including the impact of the operations of the Company that were discontinued.

C)   New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The effective date of this bulletin was deferred until the fourth fiscal quarter beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." Adoption of SAB 101 is not expected to have a material impact on the Company's financial position and results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.


D)   Comprehensive Income /(Loss)

     The Company applies Statement of Financial Account Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The Company's only item of other comprehensive income
(loss) relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations comprehensive loss due to foreign currency translation adjustments would be approximately $56,000 less than reported for the six months ended June 30, 2000 and approximately $1,000 greater than reported in the six months ended June 30, 1999.

E)   Net Loss Per Share

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Total warrants and options convertible into Common stock as of June 30, 2000 and 1999, equaled 4,112,448 and 3,252,736, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.


F)   Revenue Recognition

     The Company recognizes revenue from the sale of its products when the products are shipped to its customers. Reserves for sales returns are provided for potential returns at the time of revenue recognition.

2.   BALANCE SHEET CAPTIONS

     Components of other selected captions in the condensed consolidated balance sheet consist of the following:


                                             June 30,    December 31,  December 31,
(In Thousands)                                 2000          1999          1998
 --------------------------------------     ---------     ---------     ---------
 TRADE ACCOUNTS RECEIVABLE
 Accounts receivable                        $    715      $    645      $     -
 Allowance for doubtful accounts                 (43)           -             -
                                            ---------     ---------     ---------
                                            $    672      $    645
                                            =========     =========     =========

 INVENTORIES
 Raw material                               $    112      $    119      $     -
 Work in progress                                 39            25            -
 Finished goods                                  488           245            -
                                            ---------     ---------     ---------
                                            $    639      $    389            -
                                            =========     =========     =========

 PROPERTY AND EQUIPMENT
 Office equipment                           $    493      $    289      $     77
 Laboratory and manufacturing equipment          120            72            -
 Leasehold improvements                           89            45            -
                                            ---------     ---------     ---------
                                                 702           406            77
 Less accumulated depreciation                  (151)          (84)          (35)
                                            ---------     ---------     ---------
                                            $    551      $    322            42
                                            =========     =========     =========

 GOODWILL
 Excess of cost over net assets acquired    $  1,217      $    771      $     -
 Less accumulated amortization                  (109)          (58)           -
                                            ---------     ---------     ---------
                                            $  1,108      $    713            -
                                            =========     =========     =========

 ACCRUED EXPENSES
 Accrued compensation                       $    910      $    400      $    161
 Accrued private placement equity costs          315            -             -
 Accrued research and development costs          150            -             -
 Other                                           653           879           631
                                            ---------     ---------     ---------
                                            $  2,028      $  1,279           792
                                            =========     =========     =========

3.   MINORITY INTEREST ACQUISITION OBLIGATION

     On February 25, 1999, the Company acquired 51% of the outstanding common stock of BMSA. Accordingly, the results of operations of BMSA have been included in the consolidated condensed statements as of the date of acquisition.

     In accordance with a February 25, 1999 purchase agreement, the Company acquired a 51% ownership interest by granting to BMSA an exclusive sales and manufacturing license to certain patents and technology primarily relating to the Company's Embosphere(TM) Microsphere technology. The Company was also granted an option to purchase the remaining 49% interest in BSMA through December 31, 2004 for an amount equal to the product of the percentage interest to be purchased and the sum of BMSA's rolling nine-month sales and worldwide Embosphere Microsphere sales as of the date of exercise (the "Purchase Option"). Moreover, the holder of the remaining 49% interest was also granted an option (the "Put Option") to require the Company to purchase the remaining 49% interest from December 31, 2003 until December 31, 2004 for an amount equal to the greater of an agreed upon price (in French Francs) for each percentage interest to be sold or the amount payable under the Purchase Option. The Put Option represents a contingent purchase consideration and the Company is accreting the value of this Put Option over the period ending December 31, 2003.

     On April 7, 2000, the Company purchased an additional 34% of BMSA for approximately $920,000. The transaction was accounted for as a step acquisition of a minority interest whereby the fair value in excess of the then recorded accrued acquisition obligation was treated as an increase to goodwill. As a result of this step-acquisition, the Company's total ownership interest in BMSA increased to 85%. As of June 30, 2000, the holder of the 15% minority interest retains its Put Option with respect to the remaining 15% of the outstanding equity interest in BMSA pursuant to the terms of the original purchase agreement. The Company also retains its Purchase Option with respect to the remaining 15% equity interest in BMSA. As of June 30, 2000 the Company estimated the present value of the Put Option to be $406,000.

     The Company has applied the purchase method of accounting to the purchase of the interest in BMSA and has allocated the purchase price to the assets acquired and liabilities assumed. The purchase price in excess of the fair value of the tangible assets has been allocated to goodwill. Goodwill as of June 30, 2000 and December 31, 1999 of $1,108,000 and $713,000, respectively, is being amortized through February 2010.

4.   RELATED PARTY TRANSACTIONS

     The related party payable represents amounts due for certain administrative services provided on an arms-length basis by Sepracor Inc., the Company's majority stockholder.

5.   DISCONTINUED OPERATIONS

     On May 17, 1999, the Company sold substantially all of its assets and business, relating to its former core business, chromatography, for approximately $11.0 million in cash, and the assumption of certain liabilities. Upon the consummation of the sale, the Company changed its name from BioSepra Inc. to BioSphere Medical, Inc. The Company utilized a portion of the proceeds to pay approximately $880,000 of transaction costs, to repay approximately $2.0 million of outstanding bank debt, and to repay approximately $143,000 due to Sepracor.

     The net assets included in the sale had a net book value of approximately $10.5 million on May 17, 1999, which was included in calculating a net loss for the sale of approximately $70,000. The operations, assets and liabilities of the business have been presented in accordance with Accounting Principles Board
(APB) Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in the accompanying consolidated financial statements. Accordingly, the operating results of the discontinued business for the three and six months ended June 30, 1999 have been segregated from the continuing operations and reported as a separate line item on the consolidated condensed statements of operations.

6.   COMMON STOCK FINANCING

     On February 4, 2000, the Company completed a private equity placement of common stock and warrants for net proceeds of approximately $5,785,000. Investors purchased 653,887 shares of the Company's common stock at a price of $9.00 per share, that included warrants to purchase up to an additional 163,468 shares of common stock. The warrants have an exercise price equal to $20.00 per share and expire on February 4, 2005. In accordance with the Black-Scholes option-pricing model, the Company valued the warrants at approximately $929,000 and has included such amount as a component of additional paid in capital. The Company intends to use the net proceeds from this private placement for general corporate purposes, including research and development, sales and marketing activities.

7.   SALES BY REGIONAL AREA

     Sales from continuing operations by geographic region for the years ended December 31, 1999 and 1998 are as follows;

                                             Year Ended
                                            December 31,
                                        --------------------
                                          1999        1998
                                        --------    --------
                France                     86%        100%
                Spain                       5          -
                All other                   9          -
                                        --------    --------
                                        --------    --------
                                          100%        100%
                                        ========    ========

8.   SUBSEQUENT EVENT

     On July 28, 2000, the Company completed a private equity placement of common stock for gross proceeds of approximately $13,364,000. Investors purchased 1,214,900 shares of common stock at $11.00 per share. Of the total shares sold, Sepracor, Inc. the Company's parent company, purchased 454,545 shares. All proceeds from this equity placement are to be used for general corporate purposes, including research and development, sales and marketing activities.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the word "believes," "anticipates," "plans," "expects," "estimates," "intend," "may," "should," "will," "would" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors including, but not limited to, those set forth under the heading "Factors Affecting Future Operating Results".

RESULTS OF OPERATIONS

OVERVIEW

     BioSphere Medical, Inc., (the "Company", "we" or "our") develops, markets and manufactures innovative medical device products for the treatment of hypervascularized tumors or arteriovenous malformations using embolotherapy. Embolotherapy is a minimally invasive procedure in which materials that inhibit blood flow, referred to as embolic materials, such as our microspheres, are injected through a hollow, flexible tube called a catheter into the blood vessels to inhibit blood flow to tumors and arteriovenous malformations. By selectively blocking the tumor's blood supply, embolotherapy is designed to cause the tumor to shrink. Hypervascularized tumors are tumors that are supplied by a larger number of blood vessels than the number of blood vessels supplying the tissue surrounding the tumor. Arteriovenous malformations are abnormal connections between arteries and veins, frequently characterized by a dense and wide-spread network of interconnecting blood vessels. Our lead product, EmboSphere Microspheres, is an acrylic bead with a proprietary design that is used as an embolic material.

     In April 2000, we received clearance from the United States Food and Drug Administration, or FDA, for embolization of hypervascularized tumors and arteriovenous malformations. We have commenced clinical testing under an investigational device exemption to support FDA clearance for specific uterine artery embolization indications using our Embosphere Microspheres. An investigational device exemption is a regulatory exemption granted by the FDA to medical device manufacturers for the purpose of conducting clinical studies. We intend, pending FDA clearance for this indication, to promote our microspheres for the treatment of uterine fibroids. We do not anticipate receiving this clearance before 2002, if at all.

     We received CE Mark approval of our Embosphere Microspheres product in the European Union in 1997. CE Mark Approval is a certification granted by European regulatory bodies, or by some manufacturers with satisfactory quality systems, that substantiates the compliance of products with specific standards of quality and/or safety. This approval is generally required prior to the commercialization of a medical device in the European Union. In January 2000, we received marketing approval of our Embosphere Microspheres product in Australia and Canada. We expect to file for marketing approval in Japan for our Hepasphere Microspheres product for the treatment of liver cancer within the next 24 months.

     During the six-month period ended June 30, 2000, we continued the implementation of our new strategic plan to develop our Embosphere Microspheres for the treatment of hypervascularized tumors and arteriovenous malformations. Our revenue is currently generated from product sales of Embosphere Microspheres in the United States, European Union, Australia, and Canada and the sale of barium and other ancillary products manufactured by us or by third parties.


THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Product revenue increased to $815,000 for the three-month period ended June 30, 2000 from $713,000 for the same period in 1999. Revenue for the six-month period ended June 30, 2000 increased to $1,589,000 from $993,000 for the same period in 1999. The increase in the three-month period is primarily attributable to the initiation of Embosphere Microsphere sales in the U.S. following receipt of FDA 510(k) clearance in April 2000. For the six-months ended June 30, 2000, revenue increases resulted from increased sales in the U.S., Australia, Canada, and Europe of its Embosphere Microsphere products and other ancillary products.

     Cost of products sold for the three-month period ended June 30, 2000 was $404,000 compared with $428,000 for the same period in 1999. For the six-month period ended June 30, 2000 cost of products sold was $686,000 compared to $574,000 in the six months ended June 30, 1999. The decrease in the three-month period is attributable to a shift in the product mix to the lower cost Embosphere Microspheres products. The increase in the costs of products sold in the six-month period ended June 30, was due to increased sales volume partially offset by a shift in the sales mix to more Embosphere products.

     Gross margin for the three-month period ended June 30, 2000 was $411,000 (50% of revenues) compared with $285,000 (40% of revenues) for the same period in 1999. Gross margin for the six-month periods ended June 30, 2000 was $903,000 (57% of revenues) in 2000 compared with $419,000 (42% of revenues) in the six-month period ended June 30, 1999. The increase in both the three-month and six-month period margin was attributable to lower raw material costs, a shift in product sales mix and the full integration of the manufacturing process of Embosphere Microspheres at the Company's French production facility.

     Research and development expenses increased to $564,000 in the three months ended June 30, 2000 from $182,000 in the same period in 1999. For the six-month period ended June 30, 2000 research and development expenses were $1,113,000 compared with $199,000 in the six months ended June 30, 1999. This increase in both the three months and six months ended June 30, 2000 is due primarily to clinical and regulatory expenses incurred relative to seeking initial and subsequent Embosphere product indication approval in the United States. The Company anticipates future research and development expenses will result from the advancement of Embosphere Microspheres through its ongoing Phase I clinical trial for the uterine artery embolization ("UAE") treatment of uterine fibroids under an investigational device exemption granted by the FDA.

     Selling, general and administrative expenses increased to $2,118,000 for the three months ended June 30, 2000 from $1,141,000 for the comparable period in 1999. In the six-month period ended June 30, 2000 selling, general and administrative expenses increased from $1,744,000 in 1999 to $3,668,000 in 2000. The increase in both the three-month and six-month periods is primarily due to the implementation of the Company's product commercialization plan, including personnel costs, recruiting expenses and other expenses associated with developing a new business. Moreover, in the six-month period ended June 30, 2000, the Company incurred approximately $220,000 in non-cash compensation expense resulting from warrants granted to consultants. Selling, general and administrative costs are anticipated to increase in future periods to support the Company's commercialization of its Embosphere Microsphere product lines.

     Other income, net, in the three-month period ended June 30, 2000 was $104,000 as compared to $16,000 in the comparable period in 1999. In the six-month period ended June 30, 2000, other income/(expense), net, was $255,000 compared with $(5,000) in the same period in 1999. Both three-month and six-month period increases were due to interest earned on invested funds received as a result of the May 1999 sale of the Company's discontinued chromatography operations and the proceeds from the Company's private equity placement on February 4, 2000.

     The Company's net loss from continuing operations increased to $2,147,000 for the three months ended June 30, 2000 compared with $1,025,000 for the three months ended June 30, 1999. Net loss from continuing operations increased from $1,564,000 in the six-month period ended June 30, 1999 to $3,623,000 in the same period in 2000. The increases in both three-month and six-month periods are due to expenditures related to the Company's strategic plan, including additions to the management team and infrastructure, as well as clinical and regulatory expenses related to the development and continued commercialization of its Embosphere Microspheres product.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations from product sales, license fees, net proceeds provided from public and private equity offerings, funds provided by Sepracor, bank financing, equipment financing leases and to a lesser extent, exercise of stock options. As of June 30, 2000, the Company had $6,929,000 of cash and cash equivalents and $5,638,000 of working capital. Cash and cash equivalents for the six months ended June 30, 2000 increased by $1,561,000 from $5,368,000 at December 31, 1999. Additionally, on July 28, 2000,
the Company completed a private equity placement of common stock for gross proceeds of approximately $13,364,000. Investors purchased 1,214,900 shares of common stock at $11.00 per share. All proceeds from this equity placement are to be used for general corporate purposes, including research and development, sales and marketing activities.

     For the six months ended June 30, 2000, the Company used $2,926,000 in operating cash primarily to fund its strategic marketing and product development activities, build inventory for its U.S. product commercialization, and finance working capital requirements for product sales in the United States. Cash used in operations is expected to increase in the near term in support of the Company's further sales, marketing and product development efforts.

     Net cash used in investing activities was $1,354,000 in the six months ended June 30, 2000. Of this amount, $920,000 was used in connection with the April 2000 purchase of an additional 34% equity interest in the Company's majority owned subsidiary BMSA. As a result of this step-acquisition, the Company's total ownership interest in BMSA was increased to 85%.

     Fixed assets and other asset purchases of $296,000 and $139,000, respectively, made in the six-month period ended June 30, 2000 related to establishing full manufacturing capabilities in the French subsidiary and obtaining office equipment and furnishings in the Company's new corporate headquarters in Rockland, Massachusetts. Future capital expenditures are anticipated to increase over the next twelve-month period consistent with the Company's plan to expand its sales and marketing force in the United States, Australia and Canada. If available on favorable terms, the Company expects to finance such future fixed asset acquisitions through long-term leasing arrangements.

     Net cash provided by financing activities was $5,786,000 for the six months ended June 30, 2000. In February 2000, the Company completed a private equity placements resulting in the issuance of 653,887 shares of Common Stock and warrants to purchase an aggregate 163,468 shares of Common Stock at $20 for net proceeds of approximately $5,785,000. The company also received $350,000 from the sale of approximately 136,000 shares of common stock through the exercise of options granted under the Company's incentive stock option plan. In March, 2000, the Company's French subsidiary, Biosphere Medical SA, entered into a 1,000,000 French Franc ($145,000 equivalent on June 30, 2000) term loan with Banque Populaire that is payable over five years, and accrues interest at 5.4% per annum. Offsetting total cash inflows from financing activities was $500,000 in cash expenditures incurred in the six months ended June 30, 2000 relating to the July 28, 2000 private placement of 1,214,900 shares of the Company's Common Stock.

     As of June 30, 2000 and through December 31, 2000, the Company, in collaboration with Sepracor, has available a revolving credit agreement with a bank under which the Company may borrow up to $2.0 million, subject to limitations defined in the agreement and on borrowings outstanding by Sepracor. There was no indebtedness outstanding under this agreement as of June 30, 2000. Interest on the outstanding borrowings is payable monthly in arrears at prime (9.5% as of June 30, 2000) or the LIBOR rate (6.69% at June 30, 2000) plus 0.75%. We are required to pay a commitment fee equal to 0.25% per annum on the average unused line available to us. Our ability to borrow under this credit line is dependent upon Sepracor's maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. Sepracor is guarantor of any amounts outstanding under the agreement. We have entered into a security agreement with Sepracor pursuant to which we have pledged to Sepracor all of our assets, including our equity ownership of Biosphere Medical S.A., as collateral for Sepracor's guarantee to the bank. Bioshpere Medical S.A. is not a party to the agreement with Sepracor and, therefore, has not pledged its assets to the bank.

     The Company believes that its existing funds, including the funds subsequently received in the July 2000 private equity placement, will be sufficient to fund its operating and capital requirements as currently planned through the next twelve-month period. However, the Company's cash requirements may vary materially from those now planned because of the results of research and development, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA's regulatory process, the market's acceptance of any approved products, and other factors.

     The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, pre-clinical studies, clinical trials, the expansion of its laboratory and administrative activities and cost relating to its commercialization activities. The Company may also need additional funds for possible strategic acquisitions of synergistic businesses, products, technologies or upon exercise of the Put Option. These additional funds may be raised from time to time through public or private sales of equity, through borrowings, or through other financings. There are no assurances that the Company will be able to obtain any additional funding that it may require on acceptable terms, if at all.


Factors Affecting Future Operating Results

     The following important factors, among other things, could cause BioSphere Medical, Inc.'s actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

RISK RELATING TO OUR FUTURE PROFITABILITY

BECAUSE WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN, OUR COMMON STOCK IS A HIGHLY SPECULATIVE INVESTMENT

     We have incurred operating losses since our inception and, as of June 30, 2000, had an accumulated deficit of approximately $39.7 million. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory and administrative capabilities, and for other general corporate purposes. We expect to incur increasing losses over the next several years as we expand our commercialization efforts.

     We may never become profitable. If we do become profitable, we may not remain profitable on a continuing basis. Our failure to become and remain profitable would depress the market price of our common stock and impair our ability to raise capital and continue our operations.

RISKS RELATING TO REGULATORY MATTERS

IF WE DO NOT OBTAIN THE REGULATORY APPROVALS REQUIRED TO MARKET AND SELL OUR PRODUCTS, THEN OUR BUSINESS WILL BE UNSUCCESSFUL AND THE MARKET PRICE OF OUR STOCK WILL SUBSTANTIALLY DECLINE

     We are subject to governmental regulation by national and local government agencies in the United States and abroad with respect to the manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. For example, our products are subject to approval or clearance by the FDA prior to marketing in the United States for commercial use. The process of obtaining necessary regulatory approvals and clearances will be time-consuming and expensive for us. If we do not receive required regulatory approval or clearance to market our products, we will not be able to develop and commercialize our products and become profitable, and the value of our common stock will substantially decline.

     We are focusing our immediate product commercialization efforts on our Embosphere Microspheres. In April 2000, we obtained marketing clearance from the FDA to use our Embosphere Microspheres in the United States for the embolization of hypervascularized tumors and arteriovenous malformations. However, we will require FDA clearance of either a premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act, which we refer to as a 510(k) notification, or approval of a premarket approval application under Section 515 of the Federal Food, Drug and Cosmetic Act, which we refer to as a premarket approval, before we can market Embosphere Microspheres in the United States for use in the embolization of uterine fibroids. We do not expect to receive the required clearance for uterine fibroids until 2002, if at all. In either case, the FDA will require us to undertake clinical trials, which may be lengthy and expensive. We currently do not have regulatory approvals or clearances to market any other product in any country, other than approvals to market our Embosphere Microspheres in the European Union, Australia and Canada for the treatment of arteriovenous malformations, hypervascularized tumors and blood loss.

IF THE FDA OR OTHER REGULATORY AGENCIES PLACE RESTRICTIONS ON, OR IMPOSE ADDITIONAL APPROVAL REQUIREMENTS WITH RESPECT TO, PRODUCTS WE ARE THEN MARKETING, WE MAY INCUR SUBSTANTIAL ADDITIONAL COSTS AND EXPERIENCE DELAYS OR DIFFICULTIES IN CONTINUING TO MARKET AND SELL THESE PRODUCTS

     Even if the FDA grants to us approval or clearance with respect to any of our products, it may place substantial restrictions on the indications for which we may market the product or to whom we may market the product, which could result in us achieving less sales and lower revenues. The nature of the marketing claims we are permitted to make in labeling or advertising regarding our Embosphere Microspheres is limited to those specified in any FDA clearance or approval, and if the FDA determines that we have made claims beyond those cleared or approved by the FDA, then we will be in violation of the Federal Food, Drug, and Cosmetic Act. For example, our products are not specifically approved for labeling for use for uterine fibroids, which is one of the uses for which we anticipate physicians may use our products. We may not initiate discussions with physicians about this use and, if a physician initiates the discussion, we may only provide peer-reviewed literature.

     We may in the future make modifications to our Embosphere Microspheres, which we determine do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it will require us to make additional filings for the modification, and we will be prohibited from marketing the modified product until we obtain FDA clearance or approval, which could delay our ability to introduce product modifications and enhancements into the market.

     Further, the FDA has classified our embolotherapy device into Class III, which means that even though we have obtained clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act to market the device, the FDA could in the future promulgate a regulation requiring premarket approval of the device under Section 515 of the Federal Food, Drug and Cosmetic Act to allow it to remain on the market. A requirement for premarket approval would likely require us to conduct costly and lengthy clinical trials. We may experience difficulty in providing to the FDA sufficient data for premarket approval in a timely fashion, if at all. If we fail to obtain premarket approval, the FDA would require us to remove our product from the United States market. In addition, the FDA may require us to conduct a post-market surveillance study on our embolotherapy device, which is designed to track specific elements of patient experience with our Embosphere Microspheres product after we have begun marketing it. If such a study revealed an unexpected rate of adverse events, the FDA could place further restrictions on our marketing of the device, or rescind our clearance.

     Our legally-marketed products will be subject to continuing FDA requirements relating to quality control, quality assurance, maintenance of records, documentation, labeling and promotion of medical devices. We are also required to submit medical device reports to the FDA to report device-related deaths, serious injuries and malfunctions, the recurrence of which would be likely to cause or contribute to a death or serious injury. These reports are publicly available and, therefore, can become a basis for private tort suits, including class actions, with respect to our products. Any of these suits would be costly and time-consuming and would divert our management's attention from the continued development of our business.

IF WE FAIL TO COMPLY WITH REGULATORY LAWS AND REGULATIONS, WE WILL BE SUBJECT TO ENFORCEMENT ACTIONS, WHICH WILL AFFECT OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND MAY HARM OUR REPUTATION

     If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to less acceptance of our products by the market. These enforcement actions include:

-    product seizures;

-    voluntary or mandatory recalls;

-    voluntary or mandatory patient or physician notification;

-    withdrawal of product clearances or approvals;

-    withdrawal of investigational drug exemption approval;

-    restrictions on or prohibitions against marketing our products;

-    fines;

-    injunctions;

-    civil and criminal penalties; and

- withdrawal of premarket approval or rescission of premarket notification clearance.

IF OUR CLINICAL TRIALS ARE NOT COMPLETED SUCCESSFULLY, WE WILL NOT BE ABLE TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS

     Although for planning purposes we forecast the timing of completion of clinical trials, the actual timing can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions, the rate of patient accruals and the uncertainties inherent in the clinical trial process. In addition, because we have limited experience in conducting clinical trials, we may rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. Accordingly, we have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. As a result of these factors, we or third parties may not successfully begin or complete our clinical trials and we may not make regulatory submissions or receive required regulatory approvals to commence or continue our clinical trials in the time periods we have forecasted, if at all. If we or third parties fail to commence or complete, or experience delays in, any of our planned clinical trials, then we are likely to incur additional costs and delays in our product development programs, which could cause our stock price to decrease.

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY

IF THE MARKET IS NOT RECEPTIVE TO OUR EMBOSPHERE MICROSPHERES PRODUCT, OUR BUSINESS PROSPECTS WILL BE SERIOUSLY HARMED

     Our Embosphere Microspheres are based on new technologies and therapeutic approaches and we only recently began selling our Embosphere Microspheres product in the European Union, United States, Canada and Australia. Our success will depend upon the medical community, patients and third party payors accepting our Embosphere Microspheres product as clinically useful, cost-effective and safe. In particular, our success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our products in lieu of, or in addition to, receiving other forms of treatment which the obstetrics and gynecology physicians can provide directly.

     In addition, if we receive negative publicity associated with any adverse medical effects attributed to embolization treatments generally or our product specifically, the market may not accept our products as safe. For example, Embosphere Microspheres are designed to remain in the body permanently. As a result, there may be some risk that some or all of the Embosphere Microspheres used in a medical procedure may travel in the blood system beyond the intended site of action and occlude, or block, other blood vessels, resulting in significant adverse health effects on the patient or even death. Moreover, to use our Embosphere Microspheres correctly for a particular medical procedure, physicians must select and use the proper size and quantity of Embosphere Microspheres. A physician's selection and use of the wrong size or quantity of Embosphere Microspheres could have significant adverse health effects on the patient, including death. In addition, there is limited data concerning the long-term health effects on persons resulting from embolotherapy using our Embosphere Microspheres. If the market determines or concludes that our product is not safe or effective for any reason, we may be exposed to product liability claims, product recalls and fines or other penalties and associated adverse publicity. In addition, we have provided to our customers a satisfaction guarantee that requires us to accept the return of any inventory and credit the entire amount of the original order if a properly-trained customer is not satisfied with the performance of our embospheres. If we experience adverse publicity or are subject to product liability claims, excessive guarantee claims, recalls, fines and the like, we will be unable to commercialize successfully our products and achieve profitability.

     IF WE EXPERIENCE DELAYS, DIFFICULTIES OR UNANTICIPATED COSTS IN ESTABLISHING THE SALES, DISTRIBUTION AND MARKETING CAPABILITIES NECESSARY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE WILL HAVE DIFFICULTY MAINTAINING AND INCREASING OUR SALES We currently lack sales, distribution and marketing capabilities in the United States and have only limited sales, distribution and marketing capabilities in the European Union. It will be expensive and time-consuming for us to develop a marketing and sales force and, consequently, we could be required to delay our product launches. Moreover, we may choose or find it necessary to enter into strategic partnerships to sell, market and distribute our products. The terms of any partnership may not be favorable to us. We currently rely on 17 distributors to sell our products outside of France. We may not be able to provide adequate incentive to these distributors to promote our products. If we are unable to successfully employ qualified marketing and sales personnel and develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.


IF WE ARE UNABLE TO OBTAIN ADEQUATE PRODUCT LIABILITY INSURANCE, THEN WE MAY HAVE TO PAY SIGNIFICANT MONETARY DAMAGES IN A SUCCESSFUL PRODUCT LIABILITY CLAIM AGAINST US

     Product liability insurance is generally expensive for medical device companies such as ours. Although we maintain limited product liability insurance coverage for the clinical trials of our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all. Insurance we subsequently obtain may not provide us with adequate coverage against all potential claims. If we are exposed to product liability claims for which we have insufficient insurance, we may be required to pay significant damages which would prevent or delay our ability to commercialize our products.

IF WE ARE NOT BE ABLE TO COMPETE EFFECTIVELY, WE MAY EXPERIENCE DECREASED DEMAND FOR OUR PRODUCTS AND PRICE REDUCTIONS

     We have many competitors in the United States and abroad, including medical device and therapeutics companies, universities and other private and public research institutions. Our success depends upon our ability to develop and maintain a competitive position in the embolotherapy market. Our key competitors are Cordis Corporation, a Johnson & Johnson company, Boston Scientific Corporation and Nycomed Amersham. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products which compete with our Embosphere Microspheres product more rapidly or at less cost than we can. Currently, the primary products with which our Embosphere Microspheres compete for some of our applications are polyvinyl alcohol, polymerizing gels and coils. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

     We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our market and continue to grow our business. Moreover, we may not be able to compete effectively, and competitive pressures may result in less demand for our products and impair our ability to become profitable.

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR PRODUCTS BY THIRD PARTY PAYORS, THERE MAY BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS

     The availability and levels of reimbursement by governmental and other third party payors affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Currently, only a limited number of insurance companies fully or partially reimburse for embolization procedures. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices that companies such as ours charge for medical products. In some foreign countries, particularly the countries of the European Union where our Embosphere Microspheres product is currently marketed and sold, the pricing of medical devices is subject to governmental control and the prices charged for our products have in some instances been reduced as a result of these controls. Additionally, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. These proposals, if adopted, could result in less sales revenue to us, and could affect our ability to raise capital and market our products.

IF WE DO NOT RETAIN OUR SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY

     The loss of Jean-Marie Vogel, our Chairman, John M. Carnuccio, our President and Chief Executive Officer, Jonathan McGrath, our Vice-President Worldwide Research and Development or other key members of our staff could harm us. Mr. Vogel is the only key employee with whom we currently have a long-term employment agreement. We also depend on our scientific collaborators and advisors, all of whom have other commitments that may limit their availability to us. Our success is substantially dependent on the ability, experience and performance of these members of our senior management and other key employees, scientific collaborators and advisors. Because of their ability and experience, if we lose one or more of these individuals our ability to implement successfully our business strategy could be seriously harmed.

IF WE DO NOT ATTRACT AND RETAIN SKILLED PERSONNEL, WE WILL NOT BE ABLE TO EXPAND OUR BUSINESS

     Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process and sales and manufacturing. We face significant competition for this type of person from other companies, research and academic institutions, government entities and other organizations. Consequently, if we are unable to attract and retain skilled personnel, we will not be able to expand our business.

IF THE STRATEGIC REDIRECTION OF OUR BUSINESS IS NOT SUCCESSFUL, WE MAY BE UNABLE TO ACHIEVE GROWTH IN OUR BUSINESS

     In early 1999, we decided to exit the chromatography business, which had constituted our core business, to focus on the commercialization of microspheres for use in embolotherapy and other medical applications. We have restated our historical financial statements to reflect the discontinuation of our chromatography business. In addition, 73% of 1999 revenue and 66% of revenue for the first six months of 2000 included in our restated financial statements was derived from the sale of products we consider to be nonstrategic and which we do not expect to constitute a significant portion of our revenue on an ongoing basis. Our strategic shift from the chromatography business to the commercialization of microspheres may not prove to be successful and, consequently, we may be unable to grow our business and achieve profitability.

IF WE MAKE ANY ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER SUCCESSFULLY INTEGRATE THE ACQUIRED BUSINESS INTO OURS

     We may attempt to acquire businesses, technologies, services or products that we believe are a strategic fit with our business. We may encounter operating difficulties and expenditures relating to integrating an acquired business, technology, service or product. These acquisitions may also absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. We may also make dilutive issuances of equity securities, incur debt or experience a decrease in the cash available for our operations, or incur contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, in connection with any future acquisitions.

IF WE ARE COMPELLED TO ACQUIRE THE REMAINING INTEREST IN BIOSPHERE MEDICAL S.A., WE MAY BE REQUIRED TO INCUR INDEBTEDNESS OR MAKE A SIGNIFICANT CASH PAYMENT, WHICH MAY RESULT IN A DECREASE IN AVAILABLE CASH FOR OUR OPERATIONS

     We currently own 85% of the outstanding capital stock of Biosphere Medical S.A. We have the right to acquire the remaining 15% of Biosphere Medical S.A. in 2004. The purchase price that we are required to pay if we exercise this right is equal to 15% of the aggregate sales of Biosphere Medical S.A. and sales of our microspheres subject to our license agreement with Biosphere Medical S.A. for the nine-month period prior to the exercise of our right. In addition, the holder of the remaining 15% of Biosphere Medical S.A. has a "put" right to require us to purchase the remaining 15% in 2004. The purchase price that we are required to pay if the minority holder exercises this put right is equal to 15% of the aggregate sales of Biosphere Medical S.A. and sales of our microspheres subject to our license agreement with Biosphere Medical S.A. for the nine-month period prior to the exercise of the put right. In any event, the price that we are required to pay if the minority holder exercises the put right shall not be less than FF1,800,000 ($264,000 at June 30, 2000). If we are compelled by the minority stockholder to acquire the minority interest at a future date, we could be required to make a significant cash payment, which could result in us incurring debt or a decrease in the cash available to us for our operations.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

WE WILL CONTINUE TO NEED SUBSTANTIAL ADDITIONAL FUNDS, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OUR OPERATIONS

     We will need to raise additional funds to develop and commercialize our products successfully. If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our product development, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. We may not receive additional funding on reasonable terms or at all. Other than a $2.0 million credit line with a bank, we have no committed source of capital. Sepracor is the guarantor of this credit line. We have entered into a security agreement with Sepracor pursuant to which we have pledged to Sepracor all of our assets, including our equity interest in Biosphere Medical S.A., as collateral for Sepracor's guarantee to the bank. We are likely to raise more money for working capital purposes by selling additional capital stock, which is a common strategy for companies such as ours. Any sales of additional shares of our capital stock are likely to dilute our existing stockholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Alternatively, we may borrow money from commercial lenders, possibly at high interest rates, which will increase the risk of your investment in us.

IF OPERATING RESULTS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, THEN OUR STOCK PRICE MAY DECLINE

     Our operating results could fluctuate significantly from quarter to quarter. These fluctuations may be due to several factors including the timing and volume of customer orders for our Embosphere Microspheres, customer cancellations and general economic conditions. We also expect that our operating results will be affected by seasonality, since we expect our revenues to decline substantially in the third quarter of each year from the first two quarters of each year because we do a significant percentage of our business in the European Union, which typically experiences a slowdown of business during August. Due to these fluctuations, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline.

     In addition, a large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenue declines or does not grow as much as we anticipate, we might not be able to improve our operating margins. In addition, we plan to significantly increase operating expenses in the next several years. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period.

RISKS RELATING TO THE PRODUCTION AND SUPPLY OF OUR PRODUCTS

IF WE EXPERIENCE MANUFACTURING DELAYS OR INTERRUPTIONS IN PRODUCTION THEN WE MAY EXPERIENCE CUSTOMER DISSATISFACTION AND OUR REPUTATION COULD SUFFER

     If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce all of our Embosphere Microspheres products in one manufacturing facility in France. We would likely experience significant delays or cessation in producing our products at this facility if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture our products at our facility in France, we may be required to enter into arrangements with one or more contract manufacturing companies. We do not currently have contingency plans in place and, if alternate arrangements are required, we could encounter delays or difficulties establishing relationships with contract manufacturers or in establishing agreements on terms that are favorable to us. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

     Also, manufacturers, including us, must adhere to the FDA's current Good Manufacturing Practices regulations, which are enforced by the FDA through its facilities inspection program. Third-party manufacturers may not be able to comply or maintain compliance with Good Manufacturing Practices regulations. If third parties fail to comply, their non-compliance could significantly delay our receipt of 510(k) clearance or premarket approval. For a premarket approval device, if we change our manufacturing facility or switch to a third-party manufacturer we will be required to submit a premarket approval application supplement. For a 510(k) product, a change in our manufacturing location would require us to change our registration with the FDA.

BECAUSE WE RELY ON A LIMITED NUMBER OF SUPPLIERS WE MAY EXPERIENCE DIFFICULTY IN MEETING OUR CUSTOMERS' DEMANDS FOR OUR PRODUCTS IN A TIMELY MANNER OR WITHIN BUDGET

     We currently purchase key components of our Embosphere Microspheres from approximately 16 outside sources. Some of these components may only be available to us through a few sources. We generally do not have long-term agreements with any of our suppliers. Our reliance on our suppliers exposes us to risks, including:

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

Consequently, in the event that our suppliers delay or interrupt the supply of components for any reason, our ability to produce and supply our products could be impaired, which could lead to customer dissatisfaction.

RISKS RELATING TO INTELLECTUAL PROPERTY

IF WE ARE UNABLE TO OBTAIN PATENT PROTECTION FOR OUR DISCOVERIES, THE VALUE OF OUR TECHNOLOGY AND PRODUCTS COULD DECLINE AND WE MAY NOT BE ABLE TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS, OR THE COST OF DOING SO MAY INCREASE

     We may not obtain meaningful protection for our technology and products with the patents and patent applications that we own or license relating to our microsphere technology. In particular, our patents and patent applications may not prevent others from designing products similar to or otherwise competitive with our Embosphere Microspheres and other products commercialized by us. For example, one of the three patents related to copolymers used to make our present Embosphere Microspheres will expire in June 2001 and relates to the co-polymers that are used to make the Embosphere Microspheres. We are currently developing a microsphere that has marking agents, which are materials that will improve visualization of the Embosphere Microspheres during a procedure, and cell adhesion promoters, which are materials that will improve the attraction and bonding between the Embosphere Microspheres and adjacent cell membranes. The other two patents that relate to Embosphere Microspheres cover chemical coupling of marketing agents and cell adhesion promoters on the Embosphere Microspheres. Coupling is a mechanism for incorporating materials into the Embosphere
Microspheres that enables chemical bonding between an additive and one of the base materials in the formulation. These two patents do not cover the chemical components of Embosphere Microspheres. To the extent that our competitors are able to design products competitive with ours without infringing our intellectual property rights, we may experience less market penetration with our products and, consequently, we will have decreased revenues.

     We do not know whether competitors have similar United States patent applications on file, since United States patent applications are secret until issued. Consequently, the United States Patent and Trademark Office could initiate interference proceedings involving our owned or licensed United States patent applications or issued patents. Further, there is a substantial backlog of patent applications at the United States Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

     We have a license to technology invented by a Japanese inventor. However, the license is limited to a single Japanese patent application. In other words, corresponding United States and European patent applications were not filed by this inventor. We intend to file patent applications directed to improvements of this inventor's technology. However, patent applications may not issue as patents, and these patents, if issued, may not provide us with sufficient protection against competitors. Further, we may be required to obtain additional licenses concerning the Japanese patent application, and any licenses, if obtained, may not be on terms that are acceptable to us.

IF WE BECOME INVOLVED IN EXPENSIVE PATENT LITIGATION OR OTHER PROCEEDINGS TO ENFORCE OUR PATENT RIGHTS, WE COULD INCUR SUBSTANTIAL COSTS AND EXPENSES OR SUBSTANTIAL LIABILITY FOR DAMAGES OR BE REQUIRED TO STOP OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS

     In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. By initiating legal proceedings to enforce our intellectual property rights, we may also provoke these third parties to assert claims against us. Furthermore, we may be sued for infringing on the intellectual property rights of others, and, as a result, our patents could be narrowed, invalidated or rendered unenforceable by a court. We may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court regarding the proprietary rights of others. For example, we were engaged in patent litigation related to our discontinued business that settled in December 1997. Intellectual property litigation is costly, and, even if we prevail, could divert management attention and resources away from our business.

     The patent position of companies like us generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. We may not prevail in any patent-related proceeding. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on us.

     Our majority-owned French subsidiary, Biosphere Medical S.A., jointly owns two United States patents and corresponding foreign patents relating to microsphere technology for use in connection with embolotherapy with L'Assistance Publique-Hopitaux De Paris, referred to as AP-HP, a French public health establishment. Pursuant to the terms of a related license agreement with AP-HP, Biosphere Medical S.A. may be required to seek AP-HP's participation in any United States legal proceedings it initiates against third parties to protect or enforce its rights under the jointly-owned patents. If Biosphere Medical S.A. is not able to obtain the cooperation of AP-HP in any infringement suit against a third party, then its ability to pursue a law suit and enforce these patent rights relating to the microspheres could be harmed, which could have a material adverse effect on us.

IF ANY OF OUR LICENSES TO USE THIRD-PARTY TECHNOLOGIES IN OUR PRODUCTS ARE TERMINATED, WE MAY BE UNABLE TO DEVELOP, MARKET AND SELL OUR PRODUCTS

     We are dependent on various license agreements relating to each of our current and proposed products that give us rights under intellectual property rights of third parties. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party's failure, to comply with the terms of any of these licenses could result in us losing our rights to the license, which could result in us being unable to develop, manufacture or sell products which contain the licensed technology.

RISKS RELATING TO OUR FOREIGN OPERATIONS

IF WE ARE UNABLE TO MEET THE OPERATIONAL, LEGAL AND FINANCIAL CHALLENGES THAT WE WILL ENCOUNTER IN OUR INTERNATIONAL OPERATIONS, WE MAY NOT BE ABLE TO GROW OUR BUSINESS

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

BECAUSE WE EXCHANGE FOREIGN CURRENCY RECEIVED FROM INTERNATIONAL SALES INTO U.S. DOLLARS AND ARE REQUIRED TO MAKE FOREIGN CURRENCY PAYMENTS, WE MAY LOSE MONEY DUE TO FLUCTUATIONS IN FOREIGN CURRENCY TRANSLATIONS

     Most of our business is conducted in French francs and the euro dollar. We recognize foreign currency gains or losses arising from our operations in the period incurred. As result, currency fluctuations between the U.S. dollar and the currencies in which we do business will cause foreign currency translation gains and losses, which may cause fluctuations in our future operating results. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

BECAUSE THE MARKET PRICE OF OUR STOCK IS HIGHLY VOLATILE, YOUR INVESTMENT IN US COULD RAPIDLY LOSE ITS VALUE AND WE MAY INCUR SIGNIFICANT COSTS FROM CLASS ACTION LITIGATION

     The market price of our stock is highly volatile. As a result, your investment in us could rapidly lose its value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

     Recently, when the market price of a stock has been as volatile as our stock price has been, holders of that stock have occasionally instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs in defending the lawsuit. The lawsuit could also divert the time and attention of our management.

BECAUSE SEPRACOR INC. AND OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A MAJORITY OF OUR COMMON STOCK, THEY HAVE SUBSTANTIAL CONTROL OVER US

     As of August 1, 2000, Sepracor Inc. beneficially owned approximately 56% of our outstanding common stock. In addition, as of August 1, 2000, our executive officers and directors beneficially owned, in the aggregate, approximately 10% of our outstanding common stock, excluding shares owned by Sepracor which some of our directors and executive officers may be deemed to beneficially own. Two of our directors are executive officers of Sepracor. Sepracor and our executive officers and directors are able to control all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

-    the election of directors;

-    the amendment of charter documents;

- the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets; and

- the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

This ownership concentration could cause the market price of our common stock to decline. In addition, conflicts of interest between us and Sepracor may arise, including with respect to competitive business activities and control of our management and our affairs.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Our investments in short-term cash equivalents are subject to interest rate movements. We do not believe that these exposures are material. We sell and distribute our products worldwide and the payables may be due in French currency or other local currencies. Therefore, we may experience gains or losses upon the payment of these account payable obligations.


PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

              (c) Recent Sales of Unregistered Securities

             On July 28, 2000, BioSphere Medical, Inc. completed its sale of 1,214,900 shares of its Common Stock at a purchase price of $11.00 per share. The group of investors that participated in the financing included Sepracor, Inc., the Company's majority interest shareholder. The Common Stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering. Proceeds are to be used to fund current operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company's Annual Meeting of Shareholders was held on June 7, 2000. At the Meeting, the following matters were voted upon:

           1) To elect the following eight Directors:

                                            VOTES FOR           VOTES WITHELD
                                            ---------           -------------
             John M. Carnuccio              8,075,979                1,000
             Jean-Marie Vogel               8,075,979                1,000
             Timothy J. Barberich           8,075,979                1,000
             William M. Cousins             8,075,979                1,000
             Alexander M Klibanov, Ph.D.    8,075,979                1,000
             Paul A. Looney                 8,075,979                1,000
             Riccardo Pigliucci             8,075,979                1,000
             David P. Southwell             8,075,979                1,000

           2) To approve the Company's 2000 Employee Stock Purchase Plan covering 50,000 shares of Common Stock.

             Shares FOR                     8,069,529
             Shares AGAINST                     7,250
             Shares ABSTAINED                     200

ITEM 5.    OTHER INFORMATION.

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

            10.1     Stock Purchase Agreement dated July 28, 2000

            10.2     Registration Rights Agreement dated July 28, 2000

              27.    Financial Data Schedule

         b) Reports on Form 8-K

            Current Report on Form 8-K dated August 4, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                       BioSphere Medical, Inc.




Date:    August 8, 2000               /s/  Robert M. Palladino
                                      -----------------------------------------
                                      Robert M. Palladino
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.           DESCRIPTION
-------         -------------------------

  10.1          Stock Purchase Agreement dated July 28, 2000

  10.2          Registration Rights Agreement dated July 28,2000

  27            Financial Data Schedule