Form 10-Q/A
period 2000-06-30
BIOSPHERE MEDICAL INC
filed 2000-08-17
CIK 919015

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-Q/A
                                 ---------------
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             BioSphere Medical, Inc.





Part I  - Financial Information


     BioSphere Medical, Inc. is filing this Quarterly Report on Form 10-Q/A solely for the purpose of revising footnote 6 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 - Consolidated Financial Statements.

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

6.   COMMON STOCK FINANCING


     On February 4, 2000, the Company completed a private equity placement of common stock and warrants for net proceeds of approximately $5,785,000. Investors purchased 653,887 shares of the Company's common stock at a price of $9.00 per share, that included warrants to purchase up to an additional 163,468 shares of common stock. Of the total 653,887 common shares sold, unrelated third-party institutional investors purchased 609,445, or 93%, and 44,442, or 7%, were purchased by members of the Company's Board of Directors. The warrants have an exercise price equal to $20.00 per share and expire on February 4, 2005. In accordance with the Black-Scholes option-pricing model, the Company valued the warrants at approximately $929,000 and has included such amount as a component of additional paid in capital. The Company estimates that the $4,956,000 net proceeds allocated to the common stock issued represents a 23% discount to the Nasdaq quoted market value at the time the Company negotiated the private equity placement. Management believes that the 23% discount is consistent with similar sales of private equity securities. The Company intends to use the net proceeds from this private placement for general corporate purposes, including research and development, sales and marketing activities.



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












                                       BioSphere Medical, Inc.




Date:    August 16, 2000              /s/  Robert M. Palladino
                                      -----------------------------------------
                                      Robert M. Palladino
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)