Form 10-Q
period 2000-09-30
BIOSPHERE MEDICAL INC
filed 2000-11-13
CIK 919015

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

                 For the quarterly period ended: September 30, 2000

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

The number of shares outstanding of the Registrants Common Stock as of November 9, 2000: 10,480,922 shares.

--------------------------------------------------------------------------------

                             BioSphere Medical, Inc.

                                      INDEX


                                                                           Page

Part I - Financial Information


Item 1.  Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of
          September 30, 2000 and December 31, 1999
          (Unaudited).....................................................  3

          Consolidated Condensed Statements of Operations for the
          Three Months and Nine Months Ended September 30, 2000 and 1999
          (Unaudited).....................................................  4

          Consolidated Condensed Statements of Cash Flows for the
          Nine Months Ended September 30, 2000 and 1999
          (Unaudited).....................................................  5

          Notes to Unaudited Consolidated Condensed
          Financial Statements............................................  6


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  9

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.....................................................  13


Part II  -  Other Information.............................................  14


Signatures................................................................  15


Index to exhibits.........................................................  16

                             BIOSPHERE MEDICAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                  September 30,    December 31,
ASSETS                                                2000             1999
                                                  ------------     ------------
Current assets:
   Cash and cash equivalents                      $     17,178     $      5,368
   Accounts receivable, net of allowance for
     doubtful accounts of $58 and $0 as of
     September 30, 2000 and December 31, 1999,
     respectively                                          972              645
   Inventories                                             569              389
   Prepaid and other current assets                        119               51
                                                  ------------     ------------
    Total current assets                                18,838            6,453

Property and equipment, net                                648              322
Goodwill, net                                            1,076              713
Other assets                                               264                8
                                                  ------------     ------------
    Total assets                                  $     20,826     $      7,496
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $        648     $        616
   Accrued compensation                                    753              400
   Other accrued expenses                                  825              879
   Payable to related party                                 10               68
   Current portion of long-term debt                        23              --
                                                  ------------     ------------
    Total current liabilities                            2,259            1,963

Minority interest acquisition obligation                   406              945
Long-term debt                                             100              --
                                                  ------------     ------------
    Total liabilities                                    2,765            2,908

Stockholders' equity:
  Common stock, $0.01 par value, 25,000
   shares authorized; shares issued and
    outstanding: 10,481 as of September 30, 2000
    and 8,456 as of December 31, 1999                      105               84
  Additional paid-in capital                            59,920           40,587
  Accumulated deficit                                  (42,144)         (36,068)
  Cumulative translation adjustment                        180              (15)
                                                  ------------     ------------

    Total stockholders' equity                          18,061            4,588
                                                  ------------     ------------
    Total liabilities and stockholders' equity    $     20,826     $      7,496
                                                  ============     ============

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                ---------------------    ---------------------

                                                   2000       1999          2000       1999
                                                ---------   ---------    ---------   ---------

Product revenues                                 $ 1,016    $    594     $  2,605    $  1,587
                                                ---------   ---------    ---------   ---------

Costs and expenses:
  Cost of product revenues                           375         382        1,061         956
  Research and development                           518         295        1,631         494
  Selling, general and administrative (1)          1,836       1,008        5,234       2,773
  Stock-based compensation to non-employee           991         --         1,261         --
                                                ---------   ---------    ---------   ---------
   Total costs and expenses                        3,720       1,685        9,187       4,223
                                                ---------   ---------    ---------   ---------
   Loss from continuing operations                (2,704)     (1,091)      (6,582)     (2,636)

Interest and other income, net                       251          71          506          88
                                                ---------   ---------    ---------   ---------
   Loss before taxes and minority interest        (2,453)     (1,020)      (6,076)     (2,548)

Income tax                                           --           20         --           --
                                                ---------   ---------    ---------   ---------
   Loss before minority interest                  (2,453)     (1,000)      (6,076)     (2,548)

Minority interest                                    --           21         --             6
                                                ---------   ---------    ---------   ---------
   Net loss from continuing operation             (2,453)       (979)      (6,076)     (2,542)

Loss from discontinued operations                    --          --           --         (539)
                                                ---------   ---------    ---------   ---------

   Net loss                                     $ (2,453)   $   (979)    $ (6,076)   $ (3,081)
                                                =========   =========    =========   =========


Basic and diluted net loss per share from
   continuing operations                        $  (0.24)   $  (0.12)    $  (0.64)   $  (0.30)

Basic and diluted net loss per share from
    discontinued operations                          --          --           --        (0.06)
                                                ---------   ---------    ---------   ---------
Basic and diluted net loss per share            $  (0.24)   $  (0.12)    $  (0.64)   $  (0.36)
                                                =========   =========    =========   =========

Weighted average common shares outstanding
    Basic and diluted                             10,103       8,456        9,428       8,456
                                                =========   =========    =========   =========


(1)  Excludes compensation charge for issuance of stock options to non-employee advisors.


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                 2000       1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                         $ (6,076)   $ (3,081)
 Net loss
 Less: Net loss from discontinued operations                        --         539
                                                              ---------   ---------
 Net loss from continuing operations                            (6,076)     (2,542)
 Adjustments to reconcile net loss from continuing
  operations to net cash used in continuing
  operating activities:
   Provision for doubtful accounts                                  58          --
   Depreciation and amortization                                   189          21
   Minority interest- BioSphere Medical, S.A.                       --          (6)
   Non-cash interest expense                                        20          --
   Foreign currency translation gain                               (85)         --
   Non-cash Stock-based compensation to non-employees            1,261          --
    Changes in operating assets and liabilities:
     Accounts receivable                                          (385)         44
     Inventories                                                  (180)        (58)
     Prepaid and other current assets                             (185)         15
     Accounts payable                                               32         209
     Accrued compensation                                          353          (1)
     Other accrued expenses                                        (58)       (394)
     Payable to related party                                      (54)        (76)
                                                              ---------   ---------
       Net cash used in operating activities                    (5,110)     (2,788)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                               (431)       (158)
 Increase in restricted cash                                        --      (1,016)
 Change in other assets                                           (139)         (1)
 Cash paid for 34% interest of Biosphere Medical, S.A.            (920)         --
 Proceeds from acquisition of Biosphere Medical, S.A.               --         283
                                                              ---------   ---------
       Net cash used in investing activities                    (1,490)       (892)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash provided by the issuance of common stock in
  private placements                                            17,734          --
 Cash provided by the exercise of stock options                    358          --
 Net proceeds/(repayments) on long-term borrowings                 123        (590)
 Net proceeds/(repayments) under line of credit agreement           --      (2,032)
                                                              ---------   ---------
      Net cash provided by (used in) financing activities       18,215      (2,622)
                                                              ---------   ---------
 Effect of exchange rate changes on cash
  and cash equivalents                                             195          (2)
                                                              ---------   ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS            11,810      (6,304)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                        --       9,657
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 5,368       2,235
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 17,178    $  5,588
                                                              =========   =========

ACQUISITION OF 51% OF BIOSPHERE MEDICAL, S.A:
   Liabilities Assumed                                       $      --    $ (1,493)
   Fair Value of Assets Acquired                                    --       1,493
   Put Option of Minority Interest                                  --         771
                                                             ----------   ---------
   Goodwill                                                  $      --    $    771
                                                             ==========   =========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)   Nature of Business

     BioSphere Medical, Inc. (the "Company") was incorporated in Delaware in December 1993 under the name BioSepra Inc. During 1999, the Company strategically refocused its business on the development and commercialization of its proprietary microspheres for medical applications. In February 1999, the Company acquired a 51% ownership interest in Biosphere Medical S.A. ("BMSA"), a French societe anonyme (See Note 3). BMSA retains the license to the embolotherapy device that is the main focus of the Company's business. In May 1999, the Company sold substantially all of its assets relating to its former core business, chromatography, and changed its name to BioSphere Medical, Inc. In April 2000, the Company increased its ownership interest in BMSA from 51% to 85%. The Company has an option to acquire the remaining 15% at a later date.

     The Company expects to spend substantial funds and experience continued losses for the foreseeable future. As of September 30, 2000, Sepracor Inc., a specialty biopharmaceutical company, beneficially owned approximately 56% of the Company's outstanding common stock.


B)   Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's annual audited financial statements included in the Company's Form 10-K. The consolidated condensed financial statements include the accounts of the Company and its majority-owned subsidiary, BMSA, and its wholly-owned subsidiary Biosphere Medical Japan, Inc. (a Delaware Corporation established in April
2000). All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three-month and nine-month periods ended September 30, 2000 and 1999. The results of operations for the periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     Certain prior period amounts have been reclassified to conform to current reporting, including stock-based compensation to non-employees (see note 5) and the impact of the operations of the Company that were discontinued (see Note 6).


C)   New Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

D)   Comprehensive Income /(Loss)

     The Company applies Statement of Financial Account Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The Company's only item of other comprehensive income
(loss) relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations, comprehensive loss due to foreign currency translation adjustments would be approximately $195,000 less than reported for the nine months ended September 30, 2000 and approximately $1,000 greater than reported for the nine months ended September 30, 1999.


E)   Net Loss Per Share

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Total warrants and options convertible into common stock as of September 30, 2000 and 1999, equaled 4,141,448 and 3,574,780, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.


F)   Revenue Recognition

     The Company recognizes revenue from the sale of its products when the products are shipped to its customers. Reserves for sales returns are provided for potential returns at the time of revenue recognition.


2.   INVENTORIES

     Inventories are stated at the lower of cost or market and consist of the following:

                                           September 30,    December 31,
(In Thousands)                                 2000             1999
 --------------------------------------    ------------     ------------
 Raw material                              $       104      $       119
 Work in progress                                   44               25
 Finished goods                                    421              245
                                           ------------     ------------
                                           $       569      $       389
                                           ============     ============

3.   MINORITY INTEREST ACQUISITION OBLIGATION

     On February 25, 1999, the Company acquired 51% of the outstanding capital stock of BMSA. Accordingly, the results of operations of BMSA have been included in the consolidated condensed statements as of the date of acquisition.

     In accordance with a February 25, 1999 purchase agreement, the Company acquired a 51% ownership interest by granting to BMSA an exclusive sales and manufacturing license to certain patents and technology primarily relating to the Company's Embosphere Microsphere technology. The Company was also granted an option to purchase the remaining 49% interest in BMSA through December 31, 2004 for an amount equal to the product of the percentage interest to be purchased and the sum of BMSA's rolling nine-month sales and worldwide Embosphere Microsphere sales as of the date of exercise (the "Purchase Option"). Moreover, the holder of the remaining 49% interest was also granted an option (the "Put Option") to require the Company to purchase the remaining 49% interest from December 31, 2003 until December 31, 2004 for an amount equal to the greater of an agreed upon price (in French Francs) for each percentage interest to be sold or the amount payable under the Purchase Option. The Put Option represents a contingent purchase consideration and the Company is accreting the value of this Put Option over the period ending December 31, 2003.

     On April 7, 2000, the Company purchased an additional 34% of BMSA for approximately $920,000. The transaction was accounted for as a step acquisition of a minority interest whereby the fair value in excess of the then recorded accrued acquisition obligation was treated as an increase to goodwill. As a result of this step-acquisition, the Company's total ownership interest in BMSA increased to 85%. As of September 30, 2000, the holder of the 15% minority interest retains its Put Option with respect to the remaining 15% of the outstanding equity interest in BMSA pursuant to the terms of the original purchase agreement. The Company also retains its Purchase Option with respect to the remaining 15% equity interest in BMSA. As of September 30, 2000 the Company estimated the present value of the Put Option to be $406,000.

The Company has applied the purchase method of accounting to the purchase of the interest in BMSA and has allocated the purchase price to the assets acquired and liabilities assumed. The purchase price in excess of the fair value of the tangible assets has been allocated to goodwill. Goodwill as of September 30, 2000 and December 31, 1999 of $1,076,000 and $713,000, respectively, is being amortized through February 2010.


4.   RELATED PARTY TRANSACTIONS

     The related party payable represents amounts due for certain administrative services provided on an arms-length basis by Sepracor Inc., the Company's majority stockholder.


5.   STOCK-BASED COMPENSATION TO NON-EMPLOYEES

     In connection with stock options previously issued to non-employee advisors, the Company, in accordance with Emerging Issues Task Force Abstract 96-18 "Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services" ("EITF 96-18"), recognized $270,000 in non-employee compensation expense during the six-month period ended June 30, 2000. The $270,000 non-cash compensation expense was previously charged to selling, general and administrative expense. Effective September 30, 2000, the Company's Board of Directors authorized the Company to accelerate the vesting of all non-employee advisor's stock options subject to EITF 96-18 fair value accounting principles. Accordingly, in the three months ended September 30, 2000, an additional $991,000 in non-cash compensation expense was recorded. The total stock-based compensation charge has been presented as a separate line item within the Statement of Operations for both the three months and nine months ended September 30, 2000. The $1,261,000 aggregate fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.


6.   DISCONTINUED OPERATIONS

     On May 17, 1999, the Company sold substantially all of its assets relating to its former core business, chromatography, for approximately $11.0 million in cash, and the assumption of certain liabilities. Upon the consummation of the sale, the Company changed its name from BioSepra Inc. to BioSphere Medical, Inc. The Company utilized a portion of the proceeds to pay approximately $880,000 of transaction costs, to repay approximately $2.0 million of outstanding bank debt, and to repay approximately $143,000 due to Sepracor.

     The net assets included in the sale had a net book value of approximately $10.5 million on May 17, 1999, which was included in calculating a net loss from the sale of approximately $70,000. The operations, assets and liabilities of the business have been presented in accordance with Accounting Principles Board
(APB) Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in the accompanying consolidated financial statements. Accordingly, the operating results of the discontinued business for the three and nine months ended September 30, 1999 have been segregated from the continuing operations and reported as a separate line item on the consolidated condensed statements of operations.

7.   COMMON STOCK FINANCING

     On February 4, 2000, the Company completed a private equity placement of common stock and warrants for net proceeds of approximately $5.9 million. Investors purchased 653,887 shares of the Company's common stock at a price of $9.00 per share, which included warrants to purchase up to an additional 163,468 shares of common stock. Of the total 653,887 common shares sold, unrelated third-party institutional investors purchased 609,445, or 93%, and 44,442, or 7%, were purchased by executive officers and members of the Company's Board of Directors. The warrants have an exercise price equal to $20.00 per share and expire on February 4, 2005. In accordance with the Black-Scholes option-pricing model, the Company valued the warrants at approximately $929,000 and included such amount as a component of additional paid-in capital. The Company intends to use the net proceeds from this private placement for general corporate purposes, including research and development, sales and marketing activities.

     On July 28, 2000, the Company completed a private equity placement of common stock for net proceeds of approximately $11.8 million. Investors purchased 1,214,900 shares of common stock at $11.00 per share. Of the total shares sold, Sepracor Inc., the Company's parent company, purchased 454,545 shares, thereby decreasing its majority ownership to 56%. The Company intends to use the net proceeds from this private placement for general corporate purposes, including research and development, sales and marketing activities.


8.   SHARES AUTHORIZED UNDER THE COMPANY'S 1997 STOCK INCENTIVE PLAN

     On September 15, 2000, the Board of Directors approved, subject to stockholder approval, an amendment to the 1997 Stock Incentive Plan, as amended, to increase the number of reserved shares of common stock available for future issuance under the plan from 3,125,000 shares to 5,000,000 shares.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the word "believes," "anticipates," "plans," "expects," "estimates," "intends," "may," "should," "will," "would" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain important factors including, but not limited to, those discussed under the heading "Factors Affecting Future Operating Results" in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which discussion is attached hereto as Exhibit 99.1.


RESULTS OF OPERATIONS


OVERVIEW

     BioSphere Medical, Inc., (the "Company") develops, markets and manufactures innovative medical device products for the treatment of hypervascularized tumors or arteriovenous malformations using embolotherapy. Embolotherapy is a minimally invasive procedure in which materials that inhibit blood flow, referred to as embolic materials, such as our microspheres, are injected through a hollow, flexible tube called a catheter into the blood vessels to inhibit blood flow to tumors and arteriovenous malformations. By selectively blocking the tumor's blood supply, embolotherapy is designed to cause the tumor to shrink. Hypervascularized tumors are tumors that are supplied by a larger number of blood vessels than the number of blood vessels supplying the tissue surrounding the tumor. Arteriovenous malformations are abnormal connections between arteries and veins, frequently characterized by a dense and wide-spread network of interconnecting blood vessels. Our lead product, EmboSphere Microspheres, is an acrylic bead with a proprietary design that is used as an embolic material.

     In April 2000, the Company received clearance from the United States Food and Drug Administration, or FDA, for embolization of hypervascularized tumors and arteriovenous malformations. The Company has recently commenced Phase II clinical testing under an investigational device exemption to support FDA clearance for specific product promotion in uterine artery embolization indications using our Embosphere Microspheres. An investigational device exemption is a regulatory exemption granted by the FDA to medical device manufacturers for the purpose of conducting clinical studies. We intend, pending FDA clearance for this indication, to promote our microspheres for the treatment of uterine fibroids. We do not anticipate receiving this clearance before 2002, if at all.

     We received CE Mark approval of our Embosphere Microspheres product in the European Union in 1997. CE Mark Approval is a certification granted by European regulatory bodies, or by some manufacturers with satisfactory quality systems, that substantiates the compliance of products with specific standards of quality and/or safety. This approval is generally required prior to the commercialization of a medical device in the European Union. In January 2000, we received marketing approval of our Embosphere Microspheres product in Australia and Canada. We expect to file for marketing approval in Japan for our Hepasphere Microspheres product for the treatment of liver cancer within the next 36 months.

     During the nine-month period ended September 30, 2000, we continued the implementation of our new strategic plan to develop our Embosphere Microspheres for the treatment of hypervascularized tumors and arteriovenous malformations. Our revenue is primarily generated from product sales of Embosphere Microspheres in the United States, European Union, Australia, and Canada. Product revenues also include the sale of barium and other ancillary products manufactured by us or by third parties.


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Product revenue increased to $1,016,000 for the three-month period ended September 30, 2000 from $594,000 for the same period in 1999. Revenue for the nine-month period ended September 30, 2000 increased to $2,605,000 from $1,587,000 for the same period in 1999. The $422,000 increase in the three-month period is primarily attributable to the initiation of Embosphere Microsphere sales in the U.S. following receipt of FDA 510(k) clearance in April 2000. The $1,018,000 increase in the nine months ended September 30, 2000, resulted from increased sales in the U.S., Australia, Canada, and European Union of the Company's Embosphere Microsphere product line and other ancillary products. To a lesser extent, the increase in product revenues for the nine months ended September 30, 2000 was due to the acquisition of BMSA in February of 1999, whereby only 8 months of revenue was recognized during 1999.

     Cost of product revenues for the three-month period ended September 30, 2000 was $375,000, compared with $382,000, for the same period in 1999. For the nine-month period ended September 30, 2000, cost of product revenues was $1,061,000 compared with $956,000 for the same period in 1999. The $105,000 increase in the cost of product revenues in the nine-month period ended September 30, was due to increased sales volume partially offset by a shift in the sales mix to more Embosphere Microsphere products.

     Gross margin for the three-month period ended September 30, 2000 was $641,000 (63% of revenues) compared with $212,000 (36% of revenues) for the same period in 1999. Gross margin for the nine-month period ended September 30, 2000 was $1,544,000 (59% of revenues) compared with $631,000 (40% of revenues) for the nine-month period ended September 30, 1999. The increase in both the three-month and nine-month period margin was attributable to a shift in product sales mix to the higher margin Embosphere Microsphere products, complemented by the full integration of the Embosphere Microsphere manufacturing process at the Company's French production facility in the spring of 2000.

     Research and development expenses increased to $518,000 in the three months ended September 30, 2000 from $295,000 in the same period in 1999. For the nine-month period ended September 30, 2000, research and development expenses were $1,631,000 compared with $494,000 in the nine months ended September 30, 1999. The $223,000 and $1,137,000 increase in the three months and nine months ended September 30, 2000, respectively, was due primarily to clinical and regulatory expenses incurred relative to seeking Embosphere Microsphere regulatory approval in the United States. The Company anticipates future research and development expenses will increase as a result of the advancement of Embosphere Microsphere products through its recently initiated Phase II clinical trial for the uterine artery embolization treatment of uterine fibroids under an investigational device exemption granted by the FDA.

     Selling, general and administrative expenses, net of non-employee stock option acceleration charges, increased to $1,836,000 for the three months ended September 30, 2000 from $1,008,000 for the comparable period in 1999. In the nine-month period ended September 30, 2000, selling, general and administrative expenses increased to $5,234,000 from $2,773,000 in 1999. The $828,000 and
$2,461,000 increase in the three-month and nine-month periods ended September 30, 2000, respectively, was primarily due to the implementation of the Company's product commercialization plan, including personnel costs, recruiting expenses and other expenses associated with developing a new business.

     In connection with stock options previously issued to non-employee advisors, the Company, in accordance with Emerging Issues Task Force Abstract 96-18 "Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services" ("EITF 96-18"), recognized $270,000 in non-employee compensation expense during the six-month period ended June 30, 2000. The $270,000 non-cash compensation expense was previously charged to selling, general and administrative expense. Effective September 30, 2000, the Company's Board of Directors authorized the Company to accelerate the vesting of all non-employee advisor's stock options subject to EITF 96-18 fair value accounting principles. Accordingly, in the three months ended September 30, 2000, an additional $991,000 in non-cash compensation expense was recorded. The total stock-based compensation charge has been presented as a separate line item within the Statement of Operations for both the three months and nine months ended September 30, 2000. The $1,261,000 aggregate fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

     Interest and other income, net, in the three-month period ended September 30, 2000 was $251,000 compared to $71,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000, interest and other income, net, was $506,000 compared with $88,000 in the same period in 1999. The increases were due to interest earned on invested funds received as a result of the May 1999 sale of the Company's discontinued chromatography operations and the proceeds from the Company's February 4, 2000 and July 28, 2000 private equity placements.

     The Company's net loss from continuing operations increased to $2,453,000 for the three months ended September 30, 2000 compared with $979,000 for the three months ended September 30, 1999. Net loss from continuing operations increased to $6,076,000 in the nine-month period ended September 30, 2000 from $3,081,000 in the same period in 1999. The increases in both three-month and nine-month periods were due to expenditures related to the Company's strategic plan, including additions to the management team and infrastructure, as well as clinical and regulatory expenses related to the further development and continued commercialization of its Embosphere Microspheres product.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations from product sales, net proceeds provided from public and private equity offerings, funds provided by the sale of the Company's former chromatography business, funds provided by Sepracor, bank financing, equipment financing leases and to a lesser extent, exercise of stock options. As of September 30, 2000, the Company had $17,178,000 of cash and cash equivalents and $16,579,000 of net working capital. Cash and cash equivalents for the nine months ended September 30, 2000 increased by $11,810,000 from $5,368,000 at December 31, 1999.

     For the nine months ended September 30, 2000, the Company used $5,109,000 in operating cash primarily to fund its marketing and product development activities, build inventory for its U.S. product commercialization, and finance working capital requirements for product sales in the United States. Cash used in operations is expected to increase to support the Company's further operational and product development efforts.

     Net cash used in investing activities was $1,490,000 for the nine months ended September 30, 2000. Of this amount, $920,000 was used in connection with the April 2000 purchase of an additional 34% equity interest in the Company's majority- owned subsidiary, BMSA. As a result of this step-acquisition, the Company's total ownership interest in BMSA was increased to 85%.

     Property and equipment and other asset purchases of $431,000 and $139,000, respectively, made in the nine-month period ended September 30, 2000 related to establishing full manufacturing capabilities in BMSA as well as obtaining office equipment and furnishings in the Company's new corporate headquarters in Rockland, Massachusetts. Future capital expenditures are anticipated to increase over the next twelve-month period consistent with the Company's plan to expand its sales and marketing force in the United States, Australia and Canada. If available on favorable terms, the Company expects to finance certain future fixed asset acquisitions through leasing arrangements.

     Net cash provided by financing activities was $18,214,000 for the nine months ended September 30, 2000. In February 2000 and July 2000, the Company completed two private-equity placements resulting in the issuance of an aggregate 1,868,787 shares of Common Stock for aggregate net proceeds of approximately $17,734,000. In connection with the February 2000 private-equity issuance, warrants to purchase an aggregate of 163,468 shares of Common Stock were issued at an exercise price of $20. These warrants expire on February 4, 2005. Cash provided by financing activities also includes $358,000 received in connection with the sale of approximately 156,000 shares of common stock through the exercise of options granted under the Company's incentive stock option plan. Additionally, in March 2000, BMSA entered into a 1,000,000 French Franc ($134,000 equivalent as of September 30, 2000) term loan with Banque Populaire that is payable over five years, and accrues interest at 5.4% per annum.

     The Company, in collaboration with Sepracor, has available a revolving credit agreement with a bank under which the Company may borrow up to $2.0 million, subject to limitations defined in the agreement and on borrowings outstanding by Sepracor. There was no indebtedness outstanding under this agreement as of September 30, 2000. Interest on the outstanding borrowings is payable monthly in arrears at prime (9.5% as of September 30, 2000) or the LIBOR rate (6.69% at September 30, 2000) plus 0.75%. The Company is required to pay a commitment fee equal to 0.25% per annum on the average available unused line. The ability to borrow under this credit line is dependent upon Sepracor's maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. Sepracor is guarantor of any amounts outstanding under the agreement. The Company has entered into a security agreement with Sepracor pursuant to which it has pledged to Sepracor all of its U.S. assets, including its equity ownership of BMSA, as collateral for Sepracor's guarantee to the bank. BMSA is not a party to the agreement with Sepracor and, therefore, has not pledged its assets to the bank. The revolving credit agreement is available until December 31, 2000. Upon expiration of the current revolving credit agreement on December 31, 2000, the Company intends to negotiate a new revolving credit agreement containing similar terms, rates and conditions.

     The Company believes that its existing funds and working capital will be sufficient to fund its operating and capital requirements as currently planned at least through the next twelve-month period. However, the Company's cash requirements may vary materially from those now planned because of the results of research and development, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of its research and development programs, competitive and technological advances, the FDA's regulatory process, the market's acceptance of any approved products, and other factors.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is subject to market risk in the form of interest rate risk and foreign currency risk. The Company's investments in short-term cash equivalents are subject to interest rate fluctuations. We do not believe that these exposures are material. The Company sells and distributes its products worldwide and the payables may be due in French currency or other local currencies. Therefore, the Company may experience gains or losses upon the payment of these inter-company obligations.

PART II.   OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds.

          (c) Recent Sales of Unregistered Securities

             On July 28, 2000, BioSphere Medical, Inc. completed its sale of 1,214,900 shares of its Common Stock at a purchase price of $11.00 per share for aggregate net proceeds of approximately $11.8 million. The group of investors that participated in the financing included Sepracor Inc., the Company's majority interest shareholder. The Common Stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering. The Company intends to use the proceeds are to be used to fund current operations.


Item 6.  Exhibits and Reports on Form 8-K.

          a)  Exhibits

              27.   Financial Data Schedule

              99.1 Pages 14 to 23 of the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000, which are deemed to be filed solely with respect to the section titled "Factors Affecting Future Operating Results."

          b)  Reports on Form 8-K

              Current report on Form 8-K dated July 28, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                       BioSphere Medical, Inc.




Date:    November 13, 2000            /s/  Robert M. Palladino
                                      -----------------------------------------
                                      Robert M. Palladino
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.          DESCRIPTION
-------        -------------------------

  27           Financial Data Schedule

  99.1         "FACTORS AFFECTING FUTURE OPERATING RESULTS."

               BIOSPHERE MEDICAL, INC. IS FILING PAGES 14 TO 23 OF THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, WHICH ARE DEEMED TO BE FILED SOLELY WITH RESPECT TO THE SECTION TITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS."