Form 10-K
period 2000-12-31
BIOSPHERE MEDICAL INC
filed 2001-03-29
CIK 919015

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


          |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000

                                       OR

          |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____ to_____


                         Commission File Number: 0-23678

                             BIOSPHERE MEDICAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                   04-3216867
   (State or Other Jurisdiction                (IRS Employer Identification No.)
 of Incorporation or Organization)


                 1050 Hingham St., Rockland, Massachusetts 02370
               (Address of Principal Executive Offices) (Zip Code)

                                 (781) 681-7900
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $51,923,849, based on the closing price of the shares as reported by the Nasdaq National Market as of March 16, 2001

     Number of shares outstanding of the registrant's Common Stock on March 16, 2001 was 10,597,422.

                      Documents incorporated by reference:
     Proxy Statement for the 2001 Annual Meeting of Stockholders--Part III.
================================================================================

                                     PART I

Item 1. BUSINESS

     We are pioneering the use of our proprietary bioengineered acrylic beads, known as microspheres, for medical applications using embolotherapy techniques and also to develop potential applications in several non-embolotherapy applications. We believe microsphere technologies, such as our proprietary microsphere platform, are enabling the rapid development of a new,
''micro-interventional'' market. We expect that micro-interventional devices will permit clinicians to treat in a more effective and minimally invasive manner than with catheter-based interventional technologies alone.

     Embolotherapy is a minimally invasive procedure in which embolic materials, such as our microspheres, are delivered through a catheter into the blood vessels to inhibit blood flow to tumors or vascular defects or to control blood loss presurgically. Our first products have targeted the treatment of hypervascularized tumors and arterio-venous malformations (AVM). Hypervascular tumors are tumors that have a large number of blood vessels feeding them and include certain tumors affecting the brain and spinal cord, tumors in the uterus, known as uterine fibroids, and tumors associated with primary liver cancer. By selectively blocking the tumor's blood supply, embolotherapy is designed to cause the tumor to shrink and necrose. Based on preliminary research, we believe that our microsphere technology platform can also be adapted to deliver drugs, living tissue or genetic material to targeted sites.

     Our microspheres have a variety of characteristics that we believe make them preferable to other embolic materials currently used in embolotherapy. Specifically, we have designed our product to be easier to use and its delivery to the tumor more targeted and controlled, which we believe will result in better procedural outcomes for the patient. By improving the practice and awareness of embolotherapy and the improved benefits of our products, we believe that patients currently untreated, surgical candidates and patients considering treatment with other embolics, may seek treatment with our microsphere technology.

     We believe that our platform microsphere technology also has several non-embolotherapy applications, such as tissue bulking, repair and regeneration. In this context, we are exploring and / or developing microspheres for use in the treatment of a number of conditions, including stress urinary incontinence, and gastroesophageal reflux disease. Consistent with this focus, in January 2001, we announced a strategic alliance with Inamed Corporation of Santa Barbara, California, a surgical and medical device company primarily engaged in the development, manufacturing and marketing of medical devices for the plastic and reconstructive surgery and aesthetic medicine markets to supply proprietary microspheres for dermal bulking applications.

     BioSphere was originally incorporated as a Delaware corporation in 1993 under the name BioSepra Inc., as a chromatography media company. During 1999, we strategically refocused our business on the development and commercialization of our proprietary microspheres for medical applications. During 2000, we established two wholly-owned subsidiaries to pursue the development of our microsphere technologies in applications outside of, and complimentary to, embolotherapy. In May 2000, we established Biosphere Medical Japan, Inc., a Delaware corporation, to develop and commercialize Embosphere (R) Microspheres and HepaSphere SAP (TM) Microspheres in the Far East. In December 2000, we established BSMD Ventures, Inc., also a Delaware corporation, to explore and develop non-embolotherapy applications for our proprietary microspheres.



INDUSTRY OVERVIEW
Embolotherapy Markets

     Embolotherapy has been in use for more than 20 years by interventional radiologists to mechanically block the flow of blood to treat certain peripheral tumors and arteriovenous malformations and to control blood loss. Historically, embolotherapy has been used in various brain-based procedures as a means of blocking the blood supply to inoperable tumors or to minimize bleeding within targeted surgical areas. As applications within the brain are considered among the most medically sensitive and complex, we believe the continued use of embolotherapy in these high-risk procedures attests to its overall safety and efficacy. In recent years, interventional radiologists in the United States, Europe and Japan have begun to expand the scope of embolotherapy to include uterine artery embolization and the treatment of certain cancers, including liver cancer. Moreover, a growing number of affected people are taking proactive steps in seeking alternative treatments, particularly as a result of increased general awareness brought about by the proliferation of medical Internet sites. Accordingly, we believe the potential market for embolotherapy continues to expand beyond niche neurovascular applications into broader medical opportunities.


     In a process we refer to as active embolotherapy, we are also researching the development of microspheres designed to release embedded drugs or genetic material specifically at a targeted site.


Uterine Fibroids

     Uterine fibroids are non-cancerous tumors growing in or on the uterus. Their cause is unknown. Most patients with uterine fibroids do not initially have symptoms and remain untreated until the patient experiences abnormal bleeding, urinary frequency, pain, swelling or fertility difficulties.


     Until now, women suffering from uterine fibroids have had few treatment options. These existing treatment options include the following:

     o Hysterectomy: Hysterectomy is a surgical procedure to remove the uterus. While hysterectomy has a relatively low complication rate, it requires a hospital stay of four to five days, a recovery period of up to six weeks, and results in loss of fertility for women of child-bearing age. Furthermore, hysterectomies have been tied to adverse psychological effects, and the onset of early menopause.

     o Myomectomy: Myomectomy is the surgical removal of the uterine fibroids without removal of the uterus. It is usually performed on women who wish to preserve their fertility. In addition to the invasiveness of the procedure, the most significant disadvantage of myomectomy is a 20 to 40 percent recurrence rate. Even though a myomectomy has been the only procedure available to a woman with severe symptoms from uterine fibroids who wishes to preserve fertility, the recurrence rate and invasiveness have resulted in resistance from both third party payors and patients. Relatively few myomectomies are performed in relation to the number of eligible patients.

     o Medical Management and "Watchful Waiting:" About 95 percent of symptomatic fibroid patients either receive hormone treatment on a temporary basis to relieve symptoms or remain untreated and tolerate the symptoms. Even if the patient receives treatment, once treatment ceases the uterine fibroids usually regrow. While hormone treatment temporarily reduces symptoms, patients often experience side effects associated with the accompanying hormonal changes. Moreover, women cannot conceive while taking the hormones. Women with less severe symptoms who are, therefore, not candidates for hormone treatment, and those seeking to conceive have few satisfactory options. In these circumstances, physicians usually monitor symptoms and will administer therapy only if the condition worsens.

     The therapies currently available for treating uterine fibroids may have significant drawbacks including:

     o temporary or permanent loss of fertility for women of child-bearing age,

     o    lengthy recovery periods,

     o    premature menopause and related symptoms,

     o high costs, including costs of medications, surgical procedures, and frequent and long hospital stays,

     o discomfort and side effects from invasive surgical procedures and hormone therapy, and/or

     o    risk of recurrence of the fibroids.

     Another method of treatment for uterine fibroids, more recently adopted, is uterine artery embolization. The embolic material most commonly used today in uterine artery embolization is polyvinyl alcohol, or PVA. Polyvinyl alcohol has several limitations, including:

     o Inconvenience and limited effectiveness. Polyvinyl alcohol often clogs in the catheter and the blood vessel, resulting in less than optimal occlusions of the blood supply to targeted tumors as well as undesired necrosis, or death, of the surrounding tissues. Because of its imprecise size and shape, polyvinyl alcohol may not fully occlude the blood vessel, allowing the blood to circumvent the embolic material and continue to feed the tumor.

     o Limited control. Polyvinyl alcohol often fragments and aggregates, or clumps, in the blood vessel, causing vessel blockages prior to reaching the desired site of blood flow occlusion. Clumping during embolization is problematic for two reasons. First, if clumping occurs in the catheter during the procedure, more frequent catheter flushing or catheter replacement may be required, adding to the length and cost of the procedure. Second, if clumping occurs at non-targeted sites in the vessel after injection into the artery, incomplete embolization can occur. In addition, occlusions can block normal desired blood supply to the tissues.

     o Chronic inflammatory response. Polyvinyl alcohol often stimulates an inflammatory response by the body that persists for an extended period of time.

     Based upon the shortcomings in existing technologies and therapies we discussed above, we believe there are significant opportunities in developing and commercializing alternative treatments for patients suffering from uterine fibroids.


Primary Liver Cancer

     Primary liver cancer refers to liver cancer originating in the liver, rather than traveling to the liver from another cancer site in the body. Over 70 percent of primary liver cancers are inoperable and are, therefore, treated primarily with chemotherapy or radiation. However, due to the destructive nature of both radiation and chemotherapy, these therapies have traditionally been associated with the following limitations and side effects:

     o Radiation. While radiation therapy can shrink or eliminate certain individual tumors, its use in treating liver cancer is limited. Since it is difficult to isolate radiation exposure to the liver tumor, radiation therapy often results in damage to the surrounding non-tumorous tissue. Moreover, radiation injury can also damage the natural anti-tumor defenses of the body,

     o Chemotherapy. Chemotherapy seeks to control cancer by selectively killing the more-rapidly-dividing cancer cells and is widely used for treating cancer elsewhere in the body. The use of systemically delivered chemotherapy agents, however, has shown little benefit in treating liver cancer. Similar to the limitations of radiation therapy, therapeutic doses of chemotherapy to the cancerous tissue have a damaging effect on the normal surrounding tissue.

     Other treatments currently under investigation to treat primary liver cancer are radio frequency tumor ablation, which seeks to kill the tumor by means of destructive electrical energy, and embolization using polyvinyl alcohol. Interventional radiologists are also currently using chemoembolotherapy to treat liver cancer. Chemoembolotherapy refers to the delivery of drugs in a mixture that contains embolic materials to create a higher localized concentration of the drug.

Non-embolotherapy Applications

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

PRODUCTS

     Our innovative microsphere technology evolved out of approximately 15 years of research and development of polymer formulations used in the field of biological separations and drug purification. In 1999, we made a strategic decision to focus on microsphere technologies for medical applications. We believe that our microsphere technology is a platform technology which can be configured in several different ways to have applications as a pure embolic material, an embolic material linked to a gene or drug, a bulking agent and a scaffold for tissue engineering.

Passive Embolotherapy

Embosphere (R) Microspheres

     Our initial product, Embosphere Microspheres, is intended for use in passive embolotherapy to block the blood supply to hypervascularized tumors and arteriovenous malformations. Embosphere Microspheres have been used in Europe to treat hypervascularized tumors and arteriovenous malformations and to presurgically control blood loss. We believe that, pending specific labeling clearance or approval by the FDA, the principal application of the Embosphere Microspheres will be as an alternative therapy for uterine fibroids.

     Uterine fibroid embolization is a minimally invasive procedure performed by interventional radiologists. In this procedure, microspheres are injected through a small catheter into the blood vessels feeding the fibroid tumor, preferentially blocking the blood supply to the fibroids, but not to the surrounding healthy tissues. The goal of the uterine fibroid embolization procedure is to eliminate the flow of blood to the uterine fibroid, thereby alleviating related symptoms, while preserving normal uterine and ovarian function.

     We believe that embolotherapy is attractive relative to current therapy alternatives for uterine fibroids, which include invasive surgical procedures, such as hysterectomy and myomectomy, hormone therapy and "watchful waiting." Current therapies can have significant side effects including temporary or permanent loss of fertility, lengthy recovery periods, high costs, discomfort, side effects and risk of recurrence of fibroids.

     Although the effect of uterine artery embolization on future fertility has not been established, we believe that uterine artery embolization has the potential to preserve the fertility of the patient that would be lost through hysterectomy or may be compromised by the use of current therapies or technologies and to eliminate the risk of recurrence of the uterine fibroid tumor and the complications associated with myomectomy. Most uterine artery embolization procedures can be performed in less than one hour, with the patient being sedated, but awake. The patient generally stays overnight in the hospital and typically returns to everyday activities within the next few days. In contrast, hysterectomy patients undergo general anesthesia, stay in the hospital for four to five days and have a recovery period of up to six weeks.

     Current embolotherapy using polyvinyl alcohol also has several limitations associated with its imprecise size and shape, including less effective occlusion of the blood supply to the tumor, inflammation and untargeted embolization resulting in the injury of the surrounding normal tissue. Independent studies have indicated that Embosphere Microspheres have a variety of characteristics that may make them preferable to polyvinyl alcohol. These include:

     o Perfect spherical shape / calibrated particle size. We are able to synthesize beads with uniform sizing and a spherical shape. When beads are irregularly shaped or sized, as is the case with polyvinyl alcohol, clinicians find vessel targeting more difficult, and the possibility of unwanted embolization of blood vessels away from the site of the tumor may increase.

     o Compliant and resilient properties. We have developed a soft, elastic microsphere which has the capability to compress to up to 30 to 50 percent of its original shape. Consequently, clinicians can deliver these beads through microcatheters. Many clinicians prefer using microcatheters during embolization as small catheters minimize the frequency of artery or vessel spasm during the procedure. Vessel spasm can be of particular concern during uterine artery embolization as it can disrupt the flow of blood. Clinicians rely on blood flow during embolization to direct the microspheres to the vessel targeted for occlusion.

     o Hydrophilic properties. Based on the choice of materials used to manufacture microspheres, our products are hydrophilic, which means that they absorb moisture. This characteristic is important in that it prevents the microspheres from clumping in the catheter and the artery during the procedure.

     o Non-biodegradability. Our microspheres are composed of a synthetic three-component polymer which is compatible with the human body. This polymer does not dissolve in any solvent, is non-biodegradable and resistant to absorption or digestion by the body. We believe, therefore, that our Embosphere Microspheres are an appropriate agent for permanent vessel occlusion.

     o Cell adhesion. Our Embosphere Microspheres are crosslinked with a cell adhesion promoter composed of gelatin. This material promotes cell adhesion, resulting in a more rapid, stable and complete occlusion of the vessel.

     o Charged surface property. Our microspheres are positively charged, enabling them to attach to the negatively-charged blood vessel wall. This attachment to the vessel wall minimizes the potential for the microspheres to migrate to non-targeted vessels.

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

     We received CE Mark approval of our Embosphere Microspheres in the European Union in 1997 and more recently received marketing approval in Australia and Canada. In April 2000, we received marketing clearance from the FDA for our Embosphere Microspheres, through a 510(k) notification for hypervascularized tumors and arteriovenous malformations. The 510(k) clearance does not include specific labeling for treating uterine fibroids. We are conducting clinical trials under an investigation device exemption to support an application for clearance or approval from the FDA for this specific indication.

HepaSphere SAP (TM) Microspheres

     Through our wholly owned subsidiary, Biosphere Medical Japan, Inc., we are developing HepaSphere SAP Microspheres, which are expandable microspheres for injection via catheter into the blood vessels feeding the liver cancer tumor. Once at the tumor site, they are designed to expand by absorbing water from the blood and effectively plug the blood supply to the tumor. Targeted liver embolotherapy, referred to as (TLE) is intended to starve the liver tumor, without damaging the surrounding tissues or causing any adverse side effects on other parts of the body, such as those associated with chemotherapy and radiation.

     Over 100 primary liver cancer patients have been treated to date with HepaSphere SAP Microspheres on an investigational basis in Japan. In September 1999, we obtained a worldwide exclusive license to HepaSphere SAP Microspheres from its Japanese inventor. We plan to apply to the Japanese Ministry of Health and Welfare for marketing approval within the next 24 months.


Active Embolotherapy

Viasphere (TM)  Microspheres

     We are conducting research on our Viasphere Microspheres, which will be precisely-sized highly hydrophilic microspheres to which are attached genetic materials or drugs. We are developing these microspheres to be injected into the blood vessels feeding the tumor. We expect that once the flow of blood to the tumor has been occluded, Viasphere Microspheres will start delivering concentrated genes or drugs into the tumor.

     We believe that our Viasphere Microspheres may have several advantages over current gene therapy or drug delivery products, including the following:

     o Direct Delivery to Tumor: Our Viasphere Microspheres will be designed to deliver the drug or gene therapy product directly to the tumor, avoiding the potential side effects associated with high levels of circulating drugs or genes after an intravenous infusion through the blood vessel system. Direct delivery should permit the use of higher, potentially more effective, dosages of the product.

     o Non-Viral: By using our Viasphere Microspheres, the physician may be able to avoid the risk associated with viruses which are currently used in the delivery of drug or gene therapy products to increase the likelihood of killing the cancer cells.

     We are currently conducting early-stage research on the development of our Viasphere Microspheres.

Other Embolization Products

     In addition, we intend to seek to develop and commercialize other embolization products that include:

     o delivery systems for embolic materials, such as specialty catheters and guidewires,

     o procedure-enhancing technologies that are designed to improve the uniformity of microsphere dispersion during injection, reduce radiation exposure and optimize efficiency of procedure time and implanted material, and

     o additional embolic materials such as innovative coils, embolics that solidify upon injection and resorbable embolics to treat aneurysms and large arteriovenous malformations, as well as for specific tumors based upon their type or location.

Non-Embolothereapy Technologies

MatrX (TM) Microspheres

     Our MatrX Microspheres product, currently under preclinical development, will include highly hydrophilic synthetic microspheres that will be designed to cause tissue bulking as a means to provide anatomic support in disease conditions where this support is missing. MatrX Microspheres preparations will be designed to be easily injectable yet large enough to avoid digestion by the body. Once injected, we anticipate that the microsphere matrix will be rapidly populated by surrounding cells and provide a stable, mechanically resistant tissue bulking effect. Potential applications of MatrX Microspheres preparations for tissue bulking include:

     o Stress Urinary Incontinence: Approximately four million adults in the U.S. suffer from stress urinary incontinence, which is the involuntary loss of urine during coughing, laughing, sneezing, jogging, or any other activity which causes a sufficient increase in pressure within the abdomen. Stress urinary incontinence is currently treated in a variety of ways, but the majority of patients are managed with techniques that treat the symptoms, but do not restore urinary continence. Most curative approaches to the treatment of urinary incontinence require significant surgical interventions.

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

          We are currently developing our MatrX Microspheres tissue bulking product, which is designed to be injected into the urethral wall to reduce or eliminate the incidence of urinary incontinence. We are conducting preclinical research on the application of our MatrX Microspheres tissue bulking product for stress urinary incontinence.

     o Vesicoureteral Reflux: Vesicoureteral reflux is a condition in which urine may backflow from the bladder through the ureter and into the kidneys. This condition affects over one percent of newborn children. MatrX Microspheres would be used to bulk the area of tissue at the junction of the ureter and bladder to increase backflow resistance.

     o Gastroesophageal Reflux Disease: In many cases, gastroesophageal reflux disease is attributable to decreased tone of the lower esophageal muscle tissue or to a congenitally small band of muscle tissue. We are conducting research relating to the use of our MatrX Microspheres tissue bulking product under development to be injected into the muscle tissue to improve its function.

GenS2 (TM) Microspheres Injectable Tissue Scaffold

     We are seeking to design our GenS2 Microspheres injectable tissue scaffold product, which is in the research phase, for such applications as cartilage repair and other tissue or organ replacement. Several companies are developing and marketing bioartifical cells, tissues and supporting scaffoldings which hold the cells or tissues together. However, the existing tissue scaffoldings are either difficult to inject into the body, are digested by the body over time, or do not adequately merge into the original tissue. In addition, most procedures still require surgery to place the bioartifical tissues.

     We believe that our microsphere technology can be formulated into injectable microsphere scaffolds, which we call GenS2 Microspheres, which may overcome many of the limitations of tissue scaffolds currently commercially available. We are designing this product to adhere to cells and to be small enough to be injected, yet large enough after injection to avoid digestion.

Other Non-Strategic Products

     In addition to our Embosphere Microspheres products, we sell barium and other ancillary products. Barium is purchased from Guerbet Medical, Inc. and resold for use in gastro-intestinal medical tests. We sell other ancillary devices as complementary medical products for hospital and physician use. We generated a significant portion of our revenue in 2000 from these non-strategic products. We do not expect these products to be a significant component of our future sales.

MARKETING AND SALES

     We currently market our embolotherapy products through direct sales efforts in the United States and Canada and through a combination of direct sales, distributors, field representatives and direct marketing support in the European Union and other parts of the world. We are in the process of expanding our sales and marketing management team in the European Union, the United States and Japan.

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


RESEARCH AND DEVELOPMENT

     Our research and development group consists of direct employees and consultants. In addition, we have several development agreements with outside product development contractors and study agreements with several medical centers.

     Our research and development group is focusing on developing our product technology in three areas:

     o    continuous improvement of our core technology,

     o    new embolotherapy materials and platforms,

     o    complementary embolotherapy products, and

     o new initiatives aimed at leveraging our core technology in new market areas.

     Our core technologies include patented and proprietary microsphere technologies, licenses in the medical field for patented organic and inorganic polymer and surface chemistries for microsphere design and development, a license in the medical field for non-viral DNA transfection technology, and expertise and know-how in microsphere manufacturing.

     During the fiscal years ended December 31, 2000, 1999 and 1998, we spent approximately $2,517,000, $968,000 and $34,000, respectively, on our research and development efforts. We expect our research and development expenses to increase in the future as we seek to increase our research and development staff and related facilities, enhance our existing products and develop additional products.

COMPETITION

Passive Embolotherapy

     The primary competitive embolotherapy product sold by competitors is polyvinyl alcohol, or PVA, a product introduced into the market more than 20 years ago. We encounter, and expect to continue to encounter, competition in the sale of our current and future passive embolotherapy products. Our principal competitors in the field of embolotherapy are Boston Scientific Corporation, Johnson & Johnson, and Cook, as well as companies selling or developing non-embolotherapy solutions for the disease states targeted by us. These competitors have, and our future competitors are likely to have, greater financial, operational, sales and marketing resources and more experience in research and development than we have. We compete primarily on the basis of product performance, ease of use, degree of embolization control, and quality of patient outcomes. Our future success will depend in large part on our ability to gain market leadership at the early stage of the development and acceptance of new procedures, and our ability to continue to develop and bring to market differentiated products enhancing embolotherapy.

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

Tissue Engineering

     In the field of tissue engineering, we believe that competition will come from companies that are currently developing and marketing tissue bulking and tissue repair and regeneration products. We believe our principal competitors in the field of tissue engineering are companies such as Medtronic and Johnson & Johnson. These competitors have, and our future competitors are likely to have, greater financial, operational, sales and marketing resources and more experience in research and development than we have. We believe that the principal competitive factors in the tissue engineering market will be the ability to obtain durable effects while reducing the invasiveness of the procedure.

GOVERNMENT REGULATION

     FDA Regulation. The FDA, and other federal, state, local, and foreign authorities, regulates our products and manufacturing activities. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, the FDA regulates the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a 510(k) notification or approval through a premarket approval application, or PMA. We generally will be required to obtain 510(k) clearance or premarket approval prior to commercial distribution of future products or future applications of current products. Our proposed active embolotherapy products will likely be regulated as combination products, meaning they could be subject to regulation as drugs or biological products, which may involve more extensive clinical testing and rigorous premarket approval beyond that required for our microspheres and ancillary products, and other proposed products.

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

     510(k) Clearance. The FDA will clear a device under section 510(k) if the submitted information establishes that the proposed device is substantially equivalent to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not yet called for a PMA. Commercial distribution can begin only after the FDA issues an order that the device is substantially equivalent to a device that is legally marketed and not subject to a premarket approval requirement. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, in which case a premarket approval will be required to market the device, unless additional information can be submitted to support a substantial equivalence determination, or the FDA, pursuant to a request from a timely 510(k) submitter, makes a risk-based determination that a not-substantially-equivalent device can be classified into Class I or II. An FDA request for additional data could require that clinical studies of the device's safety and effectiveness be performed. In April, 2000, we received 510(k) clearance to market Embosphere Microspheres for embolization of hypervascularized tumors and arteriovenous malformations, Our embolotherapy device is classified into Class III by the FDA, which means that even though we obtained 510(k) clearance to market the device, the FDA could promulgate a regulation requiring premarket approval of the device to allow it to remain on the market. A requirement for premarket approval will likely require us to continue costly clinical trials and there is no guarantee that we can provide the FDA sufficient data for premarket approval in a timely fashion, if at all. Failure to obtain premarket approval would result in removal of our product from the United States market.

     Premarket Approval. A premarket approval application must be filed and approved before a device can be marketed if a proposed device is not substantially equivalent to a legally marketed device or, as discussed above, if it is a pre-amendments Class III device, i.e., a device in commercial distribution prior to May 28, 1976, for which the FDA has called for premarket approvals. A premarket approval application must be supported by valid
scientific   evidence,   which  typically  includes  extensive  data,  including
preclinical   and  clinical   trial  data,  to   demonstrate   the  safety  and
effectiveness of the device. Obtaining approval can take several years and approval may be conditioned on, among other things, substantial restrictions on indications for use and the conduct of postmarket surveillance studies. Notwithstanding the 510(k) and premarket approval pathways to the marketplace, if human clinical trials of a device are required, and the device presents a "significant risk," the sponsor, usually the manufacturer or the distributor of a device, must obtain FDA approval of an investigational device exemption application prior to commencing human clinical trials. Sponsors of clinical trials are permitted to charge for devices distributed in the course of a study provided such charges do not exceed recovery of the costs of manufacture, research, development and handling, but devices may not be commercialized, i.e., promoted as safe or effective, sold for profit or used beyond legitimate research needs.

     On October 4, 1999, the Obstetrics and Gynecology Devices Panel of the Medical Devices Advisory Committee met to discuss requirements for clinical studies to support submissions for clearances or approvals for products for uterine artery embolization and other products used in the treatment of uterine fibroids. The FDA has not formally classified the use of embolic particles for this indication and may decide to require a PMA or, alternatively, may allow commercial clearance via a 510(k) notice together with clinical support that substantiates product safety and efficacy. We have received an investigational devices exemption, or IDE, which allows us to commence a clinical study to investigate the safety and feasibility of the Embosphere Microspheres for uterine artery embolization. IDE trials are subject to extensive regulation, and may be placed on hold or terminated by the FDA if, among other reasons, there is reason to believe the risks do not outweigh the anticipated benefits. The IDE process may take many years. The Phase II authorizes us to enroll 100 patients in the study arm involving uterine artery embolization at as many as seven clinical sites.

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

     Our product advertising is also subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, which prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce, as well as unfair or deceptive practices such as the dissemination of any false advertisement pertaining to medical devices. Under the Federal Trade Commission's substantiation doctrine, an advertiser is required to have a reasonable basis for all product claims at the time the claims are first used in advertising or other promotions.

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

     To import a device, the importer must file an entry notice and bond with the U.S. Customs Department pending an FDA decision on the product's admissibility. All devices are subject to FDA examination before release from Customs. Any article that appears to be in violation of the Federal Food, Drug, and Cosmetic Act will be refused admission and a notice of detention and hearing will be issued. A product also can be detained without physical examination if the product has a past history or other information indicates that it may be violative. Foreign firms must register and list before their products may be imported, and a device must have received 510(k) clearance or be subject to an approved premaket approval application if required.

     Export Requirements. Products for export from Europe and from the United States are subject to foreign countries' import requirements and the FDA's or European regulating bodies' exporting requirements. The introduction of our products in foreign markets may subject them to foreign regulatory clearances, which may impose additional product standards, packaging and labeling requirements and import restrictions on devices. Regulatory requirements to market devices vary from country to country. In addition, each country has its own tariff regulations, duties, and tax requirements.

     In addition to the import requirements of foreign countries, we must also comply with the United States laws governing the export of products regulated by the FDA. Devices that have obtained 510(k) clearance or premarket approval and comply with the law in all other respects may be exported without further FDA authorization. However, foreign countries often require, among other things, an FDA certificate for products for export. To obtain this certificate, the device manufacturer must certify to the FDA that the product has been granted clearance or approval in the United States and that the manufacturing facilities appeared to be in compliance with Good Manufacturing Practices regulations at the time of the last FDA inspection.

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

     Another pathway to export an unapproved Class III device for which a premarket approval would be required to market the product in the United States is to satisfy the following requirements:

     o    the device accords to the specifications of the foreign purchaser,

     o the device is not in conflict with the laws of the country to which it is intended for export,

     o    the device is labeled that it is intended for export,

     o    the device is not sold or offered for sale in domestic commerce, and

     o the FDA determines that the exportation of the device is not contrary to the public health and has the approval of the country to which it is intended for export. Compliance with these requirements will permit export to countries where marketing authorization from a listed country or authority is not obtained.

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

     Medical device laws are also in effect in many countries outside of the United States. These range from comprehensive device approval requirements for some or all of our medical device products to simpler requests for product data or certification. The number and scope of these requirements are increasing. Sales of medical devices in the European Union are subject to the European Medical Device Directive. This directive contains requirements for quality system and product performance guidelines to which all manufacturers must comply. These guidelines contain quality system guidelines and preproduction product design verification that closely resemble current FDA guidelines. In 1997, we obtained ISO 9002/EN46001 international quality systems registration, a certification showing that our procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. Our compliance with this registration has been confirmed since 1997 in semi-annual surveillance audits. The ISO 9002 certification, along with the EN 46001, the European Medical Device Directive certification, signifies compliance with the requirements enabling us to affix the CE Mark to our Embosphere Microsphere product. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union countries. After June 1998, medical devices may not be sold in European Union countries unless they display the CE Mark.

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

     In connection with our acquisition of a 51% interest in Biosphere Medical S.A., in April 1999 we assigned to Biosphere Medical S.A. our interest in several United States and foreign patents and patent applications, including two United States patents relating to microspheres, which we jointly owned with L'Assistance Publique-Hopitaux De Paris, referred to as AP-HP. In January 1998, we entered into an agreement with AP-HP pursuant to which AP-HP has granted us the exclusive right to use the jointly-owned patents. These rights have since been assigned to BioSphere Medical S.A. In return, Biosphere Medical S.A. is required to pay to AP-HP a royalty on the sale of any products which incorporate Embosphere Microspheres which are covered by the patents. Biosphere Medical S.A. may sublicense its exclusive rights under the agreement with the prior written consent of AP-HP, which cannot be unreasonably withheld. The rights granted to Biosphere Medical S.A. under the contract are for an initial period which ends on September 16, 2009, and are renewable on the agreement of Biosphere Medical S.A. and AP-HP. The agreement can be terminated on three months notice by either party if the other party does not perform one or more of its obligations under the agreement and fails to cure its nonperformance during the notice period. These jointly-owned patents will expire in 2014.

     In addition, as part of the sale of our former core business to Life Technologies in May 1999, we entered into a cross-license agreement with Life Technologies. Under that agreement, Life Technologies has granted to us an exclusive, worldwide, perpetual, royalty-free license to its technology and patents relating to our core field of development, including any improvement to that technology made prior to May 2004. The patents licensed to us by Life Technologies include a United States composition-of-matter patent relating to various compounds containing trisacryl monomer, which is used in our Embosphere Microspheres. This patent expires in June 2001. Under the agreement, we also granted to Life Technologies an exclusive, worldwide, perpetual, royalty-free license to any improvements to the technology they have licensed to us which are useful in Life Technologies' fields of development. The agreement, and all licenses granted thereunder, can be terminated by either party on sixty day's notice in the event of a breach of the agreement by the other party.

     In 1999, we entered into an agreement with Dr. Shinichi Hori, pursuant to which we have an exclusive royalty-bearing license to Japanese patent rights to our HepaSphere SAP Microsphere product. These patents rights expire in 2012. There are no United States or other international filings corresponding to this patent.

     We have filed two United States method-of-use patent applications relating to materials and methods for active embolotherapy. In addition, in July 1999, we entered into an agreement with the Louis Pasteur University in Strasbourg, France and Centre National de la Recherche Scientifique pursuant to which we received exclusive, royalty-bearing worldwide rights to two United States patents relating to active embolotherapy technology.

     We have filed three United States patent applications relating to tissue bulking and the treatment of urinary incontinence, dermal augmentation, skin wrinkles and gastroesophageal reflux disease. We have also filed a United States patent application relating to materials and methods for tissue regeneration.

     Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for the products and technologies. We intend to continue to file patent applications covering any newly-developed products and technologies. However, as discussed above, there can be no guarantee that any of our pending or future filed applications will be issued as patents. There can be no guarantee that the United States Patent and Trademark Office or some third party will not initiate an interference proceeding involving any of our pending applications or issued patents. Finally, there can be no guarantee that our issued patents or future issued patents, if any, will provide adequate protection from competition, as further discussed below.

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

     For a discussion of current patent litigation proceedings, see "-Risk Factors That May Affect Future Operating Results - Risks Relating to Intellectual Property" and "Item 3 - Legal Proceeding." In the future, we may be subject to additional third parties filing claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or our licensees or against the licensors of technology licensed to us, or whether those claims, including the claims made in the complaint against or filed by with Artes Medical, will harm our business. If we are forced to defend against such claims, including the claims within the Artes Medical complaint, whether they are with or without any merit, whether they are resolved in favor of or against us, our licensees or our licensors, we may face costly litigation and diversion of management's attention and resources. As a result of such disputes, we may have to develop at a substantial cost non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

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

EMPLOYEES

     As of February 28, 2001, we employed 67 persons. Of these employees, 5 are primarily engaged in research and development activities, 18 are engaged in manufacturing, 26 are engaged in sales and marketing, and the remainder are engaged in finance and administration. Of these 67 persons, 31 are located in the United States and 36 are located in France.

     Our employees in the United States are not covered by a collective bargaining agreement. In Europe, our employees are covered by the provisions of an agreement setting forth national guidelines and standards for labor relations within our industry. We consider our relations with our employees to be good.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be considered to be forward-looking statements. Although not a complete list of words that might identify forward-looking statements, we use the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

RISK RELATING TO OUR FUTURE PROFITABILITY

Because we have a history of losses and our future profitability is uncertain, our common stock is a highly speculative investment

     We have incurred operating losses since our inception and, as of December 31, 2000, had an accumulated deficit of approximately $44.5 million. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory and administrative capabilities, and for other general corporate purposes. We expect to incur increasing losses over the next several years as we expand our commercialization efforts.

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

     We are focusing our immediate product commercialization efforts on our Embosphere Microspheres. In April 2000, we obtained marketing clearance from the FDA to use our Embosphere Microspheres in the United States for the embolization of hypervascularized tumors and arteriovenous malformations. However, we will require FDA clearance of either a premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act, which we refer to as a 510(k) notification, or approval of a premarket approval application under Section 515 of the Federal Food, Drug and Cosmetic Act, which we refer to as a premarket approval, before we can market Embosphere Microspheres in the United States for use in the embolization of uterine fibroids. We do not expect to receive the required clearance for specific labeling for uterine fibroids until 2002, if at all. In either case, the FDA will require us to undertake clinical trials, which may be lengthy and expensive. We currently do not have regulatory approvals or clearances to market any other product in any country, other than approvals to market our Embosphere Microspheres in the European Union, Australia and Canada for the treatment of arteriovenous malformations, hypervascularized tumors and blood loss.

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

     We may in the future make modifications to our Embosphere Microspheres which we determine do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it will require us to make additional filings for the modification, and we will be prohibited from marketing the modified product until we obtain FDA clearance or approval, which could delay our ability to introduce product modifications and enhancements into the market.

     Further, the FDA has classified our embolotherapy device into Class III, which means that even though we have obtained clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act to market the device, the FDA could in the future promulgate a regulation requiring premarket approval of the device under Section 515 of the Federal Food, Drug and Cosmetic Act to allow it to remain on the market. We may experience difficulty in providing to the FDA sufficient data for premarket approval in a timely fashion, if at all. In addition, the FDA may require us to conduct a post market surveillance study on our embolotherapy device, which is designed to track specific elements of patient experience with our Embosphere Microspheres product after we have begun marketing it. If such a study revealed an unexpected rate of adverse events, the FDA could place further restrictions on our marketing of the device, or rescind our clearance.

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

     -    withdrawal of investigational device exemption approval;

     -    restrictions on, or prohibitions against, marketing our products;

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


RISKS RELATING TO INTELLECTUAL PROPERTY

Our patent litigation with Artes Medical could be expensive and time consuming and any adverse decisions by a court could adversely affect our ability to sell of our microsphere products as well as require payment of monies to Artes.

     On February 7, 2001, we, along with our subsidiary, BSMD Ventures, Inc., filed a complaint for declaratory judgment in the United States District Court for the District of Delaware against Artes Medical USA, Inc. The complaint seeks a declaration that United States Patent No. 5,344,452, which we refer to as the `452 patent, which Artes claims to have the right to enforce, is invalid and not infringed by BioSphere and BSMD Ventures. The `452 patent relates to "..implant[s] based on a biocompatible solid in powder form, in particular a plastic".

     On February 7, 2001, Artes Medical USA filed a complaint against us in the United States District Court for the Central District of California (Los Angeles). The complaint claims that we are liable for infringement, inducement of infringement, and contributory infringement of the '452 patent. Artes seeks monetary damages as compensation for the alleged infringement and a permanent injunction against the alleged infringing activity. Artes Medical apparently asserts that all of our microsphere-related products, including our Embosphere Microspheres, HepaSphere SAP Microspheres and MatrX Microspheres infringe the '452 patent.

     We can provide no assurance as to the outcome of either our complaint or Artes Medical's complaint. Court decisions adverse to us in either action could have a material adverse effect on our ability to successfully develop and commercialize products based upon our microsphere technology, including our lead product under development, Embosphere Microspheres. Moreover, we may incur substantial expenses in pursuing our claim and/or defending against Artes Medical's claim and, even if we prevail, these claims could divert management's attention.


If we are unable to obtain patent protection for our discoveries, the value of our technology and products could decline and we may not be able to develop and commercialize our products, or the cost of doing so may increase

     We may not obtain meaningful protection for our technology and products with the patents and patent applications that we own or license relating to our microsphere technology. In particular, our patents and patent applications may not prevent others from designing products similar to or otherwise competitive with our Embosphere Microspheres and other products commercialized by us. For example, one of the three patents related to copolymers used to make our present

Embosphere Microspheres will expire in June 2001 and relates to the copolymers that are used to make the Embosphere Microspheres. The other two patents that relate to Embosphere Microspheres relate to materials and methods of performing embolization. To the extent that our competitors are able to design products competitive with ours without infringing our intellectual property rights, we may experience less market penetration with our products and, consequently, we will have decreased revenues.

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

     We have a license to technology invented by a Japanese inventor. However, the license is limited to a single Japanese patent application. In other words, corresponding United States and European patent applications were not filed by this inventor. We intend to file patent applications directed to improvements of this inventor's technology. However, patent applications may not issue as patents, and these patents, if issued, may not provide us with sufficient protection against competitors. Further, we may be required to obtain additional licenses concerning the Japanese patent application and any licenses, if obtained, may not be on terms that are acceptable to us.

If we become involved in additional expensive patent litigation or other proceedings to enforce our patent rights, we could incur substantial costs and expenses or substantial liability for damages or be required to stop our product development and commercialization efforts

     In addition to the above-mentioned patent complaints, in order to protect or enforce our patent rights, we may have to initiate additional legal proceedings against third parties, such as infringement suits or interference proceedings. By initiating legal proceedings to enforce our intellectual property rights, we may also provoke these third parties to assert claims against us. Furthermore, we may be sued for infringing on the intellectual property rights of others, and, as a result, our patents could be narrowed, invalidated or rendered unenforceable by a court. We may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court regarding the proprietary rights of others. Intellectual property litigation is costly, and, even if we prevail, could divert management attention and resources away from our business.

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

If any of our licenses to use third-party technologies in our products are terminated, we may be unable to develop, market and sell or products

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

     In addition, if we receive negative publicity associated with any adverse medical effects attributed to embolization treatments generally or our product specifically, the market may not accept our products as safe. For example, Embosphere Microspheres are designed to remain in the body permanently. As a result, there may be some risk that some or all of the Embosphere Microspheres used in a medical procedure may travel in the blood system beyond the intended site of action and occlude, or block, other blood vessels, resulting in significant adverse health effects on the patient or even death. Moreover, to use our Embosphere Microspheres correctly for a particular medical procedure, physicians must select and use the proper size and quantity of Embosphere Microspheres. A physician's selection and use of the wrong size or quantity of Embosphere Microspheres could have significant adverse health effects on the patient, including death. In addition, there is limited data concerning the long-term health effects on persons resulting from embolotherapy using our Embosphere Microspheres. If the market determines or concludes that our product is not safe or effective for any reason, we may be exposed to product liability claims, product recalls and fines or other penalties and associated adverse publicity. In addition, we have provided to our customers a satisfaction guarantee that requires us to accept the return of any inventory and credit the entire amount of the original order if a properly-trained customer is not satisfied with the performance of our microspheres. If we experience adverse publicity or are subject to product liability claims, excessive guarantee claims, recalls, fines and the like, we will be unable to commercialize successfully our products and achieve profitability.

If we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and increasing our sales

     We are currently developing sales, distribution and marketing capabilities in the United States and have only limited sales, distribution and marketing capabilities in the European Union. It is expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose or find it necessary to enter into strategic collaborations to sell, market and distribute our products. The terms of any collaboration may not be favorable to us. We may not be able to provide adequate incentive to our sales force, and distribution and marketing partners to promote our products. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

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

If we are not able to compete effectively, we may experience decreased demand for our products which may result in price reductions

     We have many competitors in the United States and abroad, including medical device and therapeutics companies, universities and other private and public research institutions. Our success depends upon our ability to develop and maintain a competitive position in the embolotherapy market. Our key competitors are Cordis Corporation, a Johnson & Johnson company, Boston Scientific Corporation and Cook. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products that compete with our Embosphere Microspheres product more rapidly or at less cost than we can. Currently, the primary products with which our Embosphere Microspheres compete for some of our applications are polyvinyl alcohol, polymerizing gels and coils. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

     We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our market and continue to grow our business. Moreover, we may not be able to compete effectively, and competitive pressures may result in less demand for our products and impair our ability to become profitable.

If we fail to  maintain,  or in some  instances  obtain,  an  adequate  level of
reimbursement  for  our  products  by  third-party  payors,   there  may  be  no
commercially viable markets for our products

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


If we do not retain our senior management and other key employees, we may not be able to successfully implement our business strategy

     The loss of Jean-Marie Vogel, our Chairman, John M. Carnuccio, our President and Chief Executive Officer, Jonathan McGrath, our Vice President, Worldwide Research and Development, or other key members of our staff could harm us. We also depend on our scientific collaborators and advisors, all of whom have other commitments that may limit their availability to us. Our success is substantially dependent on the ability, experience and performance of these members of our senior management and other key employees, scientific collaborators and advisors. Because of their ability and experience, if we lose one or more of these individuals, our ability to implement successfully our business strategy could be seriously harmed.

If we do not attract and retain skilled personnel, we will not be able to expand our business

     Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, operational, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process and sales and manufacturing. We face significant competition for these types of persons from other companies, research and academic institutions, government entities and other organizations. Consequently, if we are unable to attract and retain skilled personnel, we will not be able to expand our business.

If the strategic redirection of our business is not successful, we may be unable to achieve growth in our business

     In early 1999, we decided to exit the chromatography business, which had constituted our core business, to focus on the commercialization of microspheres for use in embolotherapy and other medical applications. We have restated our historical financial statements to reflect the discontinuation of our chromatography business. In addition, 73% of 1999 revenue and 49% of 2000 revenue included in our consolidated financial statements was derived from the sale of products we consider to be nonstrategic and which we do not expect to constitute a significant portion of our revenue on an ongoing basis. Our strategic shift from the chromatography business to the commercialization of microspheres may not prove to be successful and, consequently, we may be unable to grow our business and achieve profitability.

If we make any acquisitions, we will incur a variety of costs and may never successfully integrate the acquired business into ours

     We may attempt to acquire businesses, technologies, services or products that we believe are a strategic compliment to our business model. We may encounter operating difficulties and expenditures relating to integrating an acquired business, technology, service or product. These acquisitions may also absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. We may also make dilutive issuances of equity securities, incur debt or experience a decrease in the cash available for our operations, or incur contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, in connection with any future acquisitions.

If we are compelled to acquire the remaining interest in Biosphere Medical S.A., we may be required to incur indebtedness, or make a significant cash payment, which may result in a decrease in available cash for our operations

     We currently own 85% of the outstanding capital stock of Biosphere Medical S.A. We have the right to acquire the remaining 15% of Biosphere Medical S.A. in 2004. The purchase price that we are required to pay is equal to the product of the percentage interest to be purchased and the sum of BMSA's rolling average twelve-month sales and worldwide Embosphere Microsphere sales as of the date of exercise. Moreover, the holder of the remaining 15% interest has the option to require the Company to purchase the remaining 15% interest from December 31, 2003 until December 31, 2004 for an amount equal to the greater of an agreed upon price (in French Francs) for each percentage interest to be sold or the amount payable adjusted to a rolling nine-month sales average under the purchase option. In any event, the price that we are required to pay if the minority holder exercises its put option shall not be less than FF 551,020 (approximately $79,000 as of December 31, 2000). If we are compelled by the minority stockholder to acquire the minority interest at a future date, we could be required to make a significant payment, which could result in us incurring debt or a decrease in the cash available to us for our operations.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We will continue to need substantial additional funds, and if additional capital is not available, we may have to limit, scale back or cease our operations

     We will need to raise additional funds to develop and commercialize our products successfully. If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our product development, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. We may not receive additional funding on reasonable terms or at all. Other than a $2.0 million credit line with a bank, we have no committed source of capital. Sepracor is the guarantor of this credit line. We have entered into a security agreement with Sepracor pursuant to which we have pledged to Sepracor all of our U.S. assets, including our equity interest in Biosphere Medical S.A., as collateral for Sepracor's guarantee to the bank. We are likely to raise more money for working capital purposes by selling additional capital stock, which is a common strategy for companies such as ours. Any sales of additional shares of our capital stock are likely to dilute our existing stockholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Alternatively, we may borrow money from commercial lenders, possibly at high interest rates, which will increase the risk of your investment in us.

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


RISKS RELATING TO THE PRODUCTION AND SUPPLY OF OUR PRODUCTS

If we experience manufacturing delays or interruptions in production then we may experience customer dissatisfaction and our reputation could suffer

     If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce all of our Embosphere Microspheres products in one manufacturing facility in France. We would likely experience significant delays or cessation in producing our products at this facility if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture our products at our facility in France, we may be required to enter into arrangements with one or more contract manufacturing companies. We have contingency plans to establish manufacturing in the United States in place but, we could encounter delays or difficulties establishing relationships with contract manufacturers or in establishing agreements on terms that are favorable to us. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

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

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers' demands for our products in a timely manner or within budget

     We currently purchase key components of our Embosphere Microspheres from approximately 16 outside sources. Some of these components may only be available to us through a few sources. We generally do not have long-term agreements with any of our suppliers.

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


RISKS RELATING TO OUR FOREIGN OPERATIONS

If we are unable to meet the operational, legal and financial challenges that we will encounter in our international operations, we may not be able to grow our business

     Our operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a significant amount of our revenue from the sale of our Embosphere Microspheres and other products in the European Union. We are increasingly subject to a number of challenges which specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

Because we exchange foreign currency received from international sales into U.S. dollars and are required to make foreign currency payments, we may incur losses due to fluctuations in foreign currency translations

     A significant portion our business is conducted in French francs and the euro dollar. In 1999 and 2000, we experienced net foreign currency exchange gains of approximately $24,000 and $21,000, respectively. We recognize foreign currency gains or losses arising from our operations in the period incurred. As result, currency fluctuations between the U.S. dollar and the currencies in which we do business will cause foreign currency translation gains and losses, which may cause fluctuations in our future operating results. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

Because the market price of our stock is highly volatile, investments in us could rapidly lose their value and we may incur significant costs from class-action litigation

     The market price of our stock is highly volatile. As a result, your investment in us could rapidly lose its value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

Because Sepracor Inc. and our executive officers and directors own a majority of our common stock, they have substantial control over us

     As of December 31, 2000, Sepracor Inc., together with its affiliates, beneficially owned, in the aggregate, approximately 55% of our outstanding common stock. In addition, as of December 31, 2000, our executive officers and directors beneficially owned, in the aggregate, approximately 16% of our outstanding common stock, excluding shares owned by Sepracor which some of our directors and executive officers may be deemed to beneficially own. Two of our directors are executive officers of Sepracor. Sepracor and our executive officers and directors are able to control all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

     -    the election of directors;

     -    the amendment of charter documents;

     - the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets; and

     - the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

     This ownership concentration could cause the market price of our common stock to decline. In addition, conflicts of interest between Sepracor and us may arise, including with respect to competitive business activities and control of our management and our affairs.

Item 2. PROPERTIES

     We currently lease office and manufacturing facilities in Rockland, Massachusetts and Louvres, France. Our Rockland, Massachusetts office includes approximately 13,000 square feet of corporate offices and laboratory space pursuant to a five-year lease expiring in March of 2005. Our Louvres, France facility includes approximately 10,000 square feet of office, laboratory and manufacturing space and is leased through June 2001.

     In December 2000, we signed a lease to occupy approximately 18,150 square feet of manufacturing and office space at another facility in Roissy, France. The facility is being renovated, and we expect to move all French operations to the new facility by mid-2001. The duration of this new lease is nine years. If needed, we have the option to continue the current Louvres, France facility lease on a month-to-month basis until the renovations of the new facility are complete.

     We believe that our currently-leased facilities in Rockland, Massachusetts and the space that will be available to us under our new lease in Roissy, France are suitable to meet our current requirements and that suitable additional or substitute space will be available to us on commercially reasonable terms, if needed in the future.

Item 3. LEGAL PROCEEDINGS

     On February 7, 2001, we, along with our subsidiary, BSMD Ventures, Inc., filed a complaint for declaratory judgment in the United States District Court for the District of Delaware against Artes Medical USA, Inc. The complaint seeks a declaration that United States Patent No. 5,344,452, which we refer to as the `452 patent, which Artes claims to have the right to enforce, is invalid and not infringed by BioSphere and BSMD Ventures. The `452 patent relates to "..implant[s] based on a biocompatible solid in powder form, in particular a plastic".

     On February 7, 2001, Artes Medical USA filed a complaint against us in the United States District Court for the Central District of California (Los Angeles). The complaint claims that we are liable for infringement, inducement of infringement, and contributory infringement of the '452 patent. Artes seeks monetary damages as compensation for the alleged infringement and a permanent injunction against the alleged infringing activity. Artes Medical apparently asserts that all of our microsphere-related products, including our Embosphere Microspheres, HepaSphere SAP Microspheres and MatrX Microspheres infringe the '452 patent. We believe Artes' claims are without merit and intend to vigorously defends these claims.

     For discussions of certain risks relating to these patent litigation matters, please see " Business - Risk Factors That May Affect Future Operating Results - Risks Relating to Intellectual Property."

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the last quarter of the year ended December 31, 2000.

EXECUTIVE OFFICERS

     The executive officers of BioSphere, their respective ages as of December 31, 2000 and their positions with BioSphere are as follows:


Name                              Age   Position

John M. Carnuccio...............   47   Chief Executive Officer, President and
                                        Director

Jean-Marie Vogel................   50   Chairman and Director

Alain Brunier...................   56   President, Europe

Jonathan R. McGrath.............   46   Vice President, Worldwide Research and
                                        Development

Robert M. Palladino.............   46   Vice President and Chief Financial
                                        Officer

Robert T. Phelps................   44   Vice President, U.S Sales and Business
                                        Development

Donald Anderson.................   50   Vice President, U.S Marketing


     John M. Carnuccio, age 47, has served as a director of BioSphere since June 1999. From January 1999 until May 1999, Mr. Carnuccio served as Executive Vice President of BioSepra (renamed, BioSphere) and President of the Medical Products Business of BioSepra (renamed BioSphere). In May 1999, he was appointed President and Chief Executive Officer of BioSphere. From 1979 to January 1999, Mr. Carnuccio served in a number of capacities at Boston Scientific Corporation, a medical device company, most recently as Vice President, Market Development, Interventional Gynecology, from April 1998 to January 1999 and as Vice President and General Manager, Microvasive Urology Division from 1992 to April 1998.

     Jean-Marie Vogel, age 50, served as President, Chief Executive Officer and a director of BioSepra (renamed, BioSphere) from September 1994 until May 1999. In May 1999, he was appointed Chairman. From January 1994 to September 1994, Mr. Vogel served as Executive Vice President and Chief Operating Officer of BioSepra (renamed BioSphere). From 1992 to 1993, Mr. Vogel served as President of the European Operations of Cuno, Inc., a supplier of filtration processes, equipment and devices used in the production of biological drugs and food products. From 1977 to 1992, Mr. Vogel served in various capacities with Millipore Corporation, a manufacturer of membrane filtration-based products, in its international operations with experience in Asia, Latin America, the former Soviet Union, the Middle East and Australia, including as Vice President and General Manager of Millipore's Asian operations. Mr. Vogel is a French citizen.

     Alain Brunier, age 56, has served as the President, Europe since June 2000. From 1996 to May 2000, Mr. Brunier served as Managing Director, France & North America of St. Jude Medical, a manufacturer of pacemakers and other medical devices used by cardiologists. From 1990 to 1996, Mr. Brunier served as Vice President and Chief Executive, Europe, Middle East & Africa of Telectronics, a manufacturer of pacemakers and implantable defibrillators. Prior to 1990, Mr. Brunier has also held senior management positions at SMAD - HEMO France and Baxter-Travenol.

     Jonathan R. McGrath, age 46, has served as the Vice President, Worldwide Research and Development since August 1999. From 1995 to 1998, Mr. McGrath served as the Vice President of Research and Development at Urologix, a urological device company. From 1990 to 1995, he served as the Vice President of Research and Development at Schneider/Pfizer, a cardiovascular device company. From 1987 to 1990, Mr. McGrath served as the Vice President of Product Development & Operations at Harbor Medical, a surgical device company. From 1980 to 1987, Mr. McGrath held various positions at Boston Scientific Corporation, most recently as the Director of Metals Product Development.

     Robert M. Palladino, age 46, has served as Chief Financial Officer and Vice President since December 1999. From March 1999 to December 1999, Mr. Palladino served as Vice President and Chief Financial Officer of Coretek, Inc. a fiber optics manufacturer. From 1995 to 1999, he served as Vice President of Finance at C.P. Clare Corporation, a multinational electronics firm. He also served as assistant treasurer at the Kendall Company, a health care manufacturer from 1991 to 1995.

     Robert T. Phelps, age 44, has served as the Vice President, U.S. Sales and Business Development since August 1999. From 1993 to 1998, Mr. Phelps served as the Vice President of Sales, Orthopedic Division at Johnson & Johnson, a pharmaceutical company. From 1990 to 1993, Mr. Phelps served as the Group Controller, Orthopedics Division at Johnson & Johnson.

     Donald Anderson, age 50, has served as Vice President, U.S. Marketing since June 2000. From February 1995 to June 2000, Mr. Anderson served as the Vice President, Marketing of Implemed, Inc., a manufacturer of vascular access and implantable drug delivery systems. From 1989 to 1995, Mr. Anderson served as the Vice President, Sales and Marketing of Stratos/Unfusaid (a Pfizer company).

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Common Stock of the Company traded on the Nasdaq National Market from March 25, 1994 through January 13, 1999, at which time it moved to NASD's OTC:
Bulletin Board, where it traded from January 14, 1999 through March 29, 2000. On April 3, 2000, the Common Stock of the Company resumed trading on the Nasdaq National Market. The Common Stock traded under the symbol BSEP from March 25, 1994 until May 17, 1999, at which time the Company changed the symbol to BSMD. As of December 31, 2000, the Company had approximately 145 stockholders of record.

     The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported for the last two fiscal years.

                                                           2000
                                                   --------------------
                                                     HIGH        LOW
                                                   --------------------
        First Quarter...........................    $50.500     $6.000
        Second Quarter..........................    $31.375    $12.250
        Third Quarter...........................    $18.625    $10.500
        Fourth Quarter..........................    $14.563     $9.000

                                                           1999
                                                   --------------------
                                                     HIGH         LOW
                                                   --------------------
        First Quarter...........................    $ 1.125    $ 0.688
        Second Quarter..........................    $ 1.313    $ 0.703
        Third Quarter...........................    $ 2.156    $ 0.750
        Fourth Quarter..........................    $ 6.375    $ 1.500

     BioSphere has not paid any dividends on its Common Stock since its inception and does not intend to pay any dividends in the foreseeable future. The Company currently intends to reinvest its earnings, if any, for use in the business and does not expect to pay cash dividends in the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes to those statements and other financial information included elsewhere in this Annual Report on Form 10-K.

-----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
(In thousands, except per share amounts)             2000       1999       1998       1997       1996
-----------------------------------------------------------------------------------------------------
Statement of Operations Data:
Revenue:
 Revenue from product sales.....................  $ 3,961     $2,263       $155       $117        $97
 License fees...................................       --          3         47         35         25
-----------------------------------------------------------------------------------------------------
      Total Revenue                                 3,961      2,266        202        152        122

Cost and expenses:
 Cost of products sold..........................    1,461      1,404         95         72         43
 Research and development.......................    2,517        968         34         34         39
 Selling, general and administrative............    7,847      4,003      1,364      1,195      1,505
 Stock-based compensation to non-employees......    1,261         --         --         --         --
-----------------------------------------------------------------------------------------------------
      Total cost and expenses                      13,086      6,375      1,493      1,301      1,587
-----------------------------------------------------------------------------------------------------
Loss from operations                               (9,125)    (4,109)    (1,291)    (1,149)    (1,465)
Other income (expense):
 Interest income................................      715        234         30         32         37
 Interest expense...............................      (54)      (134)      (222)       (72)      (214)
 Other..........................................       17         15         --         --         --
-----------------------------------------------------------------------------------------------------
Net loss from continuing operations               $(8,447)   $(3,994)   $(1,483)   $(1,189)   $(1,642)

Net loss from discontinued operations...........       --       (539)      (330)    (2,615)      (478)
-----------------------------------------------------------------------------------------------------
NET LOSS                                          $(8,447)   $(4,533)   $(1,813)   $(3,804)   $(2,120)
=====================================================================================================
Basic and diluted net loss per common
 share from continuing operations...............   $(0.87)    $(0.47)    $(0.17)    $(0.14)    $(0.21)
Basic and diluted net loss per common
 share from discontinued operations.............       --      (0.06)     (0.04)     (0.31)     (0.06)
-----------------------------------------------------------------------------------------------------
Basic and diluted net loss per common share.....   $(0.87)    $(0.53)    $(0.21)    $(0.45)    $(0.27)
Basic and diluted weighted average number
 of common shares outstanding...................    9,700      8,456      8,437      8,423      7,832
=====================================================================================================

-----------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AS OF DECEMBER 31,
(In thousands)                                       2000       1999       1998       1997       1996
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents.......................  $15,276     $5,368     $2,235     $2,370     $4,502
Working capital.................................   14,136      4,490      2,552      3,835      3,648
Total assets....................................   19,306      7,496     12,664     12,787     16,312
Debt and minority interest acquisition
 obligation.....................................      575        945         82        164        245
Stockholders' equity............................   15,686      4,588      9,136     10,716     14,329
=====================================================================================================

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     BioSphere Medical, Inc., ("we," the "Company" or "BioSphere") develops, markets and manufactures innovative medical device products for the treatment of hypervascularized tumors and arteriovenous malformations using embolotherapy. Embolotherapy is a minimally invasive procedure in which materials that inhibit blood flow, referred to as embolic materials, such as our microspheres, are injected through a catheter into the blood vessels to inhibit blood flow to tumors and arteriovenous malformations. By selectively blocking the tumor's blood supply, embolotherapy is designed to cause the tumor to shrink. Hypervascularized tumors are tumors that are supplied by a larger number of blood vessels than the number of blood vessels supplying the tissue surrounding the tumor. Arteriovenous malformations are abnormal connections between arteries and veins, frequently characterized by a dense and wide-spread network of interconnecting blood vessels. Our lead product, Embosphere Microspheres, is an acrylic bead with a proprietary design that is used as an embolic material.

     BioSphere was originally incorporated under the name BioSepra Inc. During 1999, we strategically refocused our business on the development and commercialization of our proprietary microspheres for medical applications. In February 1999, we acquired a 51% ownership interest in Biosphere Medical S.A. ("BMSA"), a French societe anonyme. In April 2000, we increased our ownership interest in BMSA from 51% to 85%. BMSA retains the license to the embolotherapy device that is the main focus of our business. In May 1999, we sold substantially all of our assets relating to our former core business, chromatography, and changed our name to BioSphere Medical, Inc. We have an option to acquire the remaining 15% of BMSA at a later date. As of December 31, 2000, Sepracor Inc., ("Sepracor") a specialty pharmaceutical company, beneficially owned approximately 55% of our outstanding common stock.


     During 2000, the we established two wholly owned subsidiaries to pursue the development of other microsphere technologies. In May 2000, Biosphere Medical Japan, Inc., a Delaware corporation, was established to develop and commercialize Embosphere Microspheres as well as HepaSphere SAP Microspheres in the Far East. In December 2000, BSMD Ventures, Inc., also a Delaware corporation, was established to explore and develop non-embolotherapy applications with a specific focus on tissue engineering uses. To this end, in January 2001, BSMD Ventures, Inc. entered into a strategic supply agreement with Inamed Corporation of Santa Barbara, California, a surgical and medical device company primarily engaged in the development, manufacturing and marketing of medical devices for the plastic and reconstructive surgery and aesthetic medicine markets. Under this multi-year agreement, BioSphere will supply its proprietary microspheres to Inamed. In exchange, Inamed has agreed to pay to BioSphere certain up-front distribution access fees as well as milestone payments upon the successful completion of certain development benchmarks. BioSphere will also be entitled to royalty payments on net sales of resulting commercially approved products.

     In April 2000, we received clearance from the United States Food and Drug Administration ("FDA") for embolization of hypervascularized tumors and arteriovenous malformations. In December 2000, we commenced our pivotal Phase II clinical testing under an investigational device exemption of the safety and effectiveness of treating uterine fibroids by Uterine Artery Embolization with our Embosphere Microspheres. An investigational device exemption is a regulatory exemption granted by the FDA to medical device manufacturers for the purpose of conducting clinical studies. We intend, pending FDA clearance for this indication, to promote our microspheres for the treatment of uterine fibroids. We do not anticipate receiving this clearance before 2002, if at all.

     We received CE Mark approval of our Embosphere Microspheres product in the European Union in 1997. CE Mark Approval is a certification granted by European regulatory bodies, or by some manufacturers with satisfactory quality systems, that substantiates the compliance of products with specific standards of quality and/or safety. This approval is generally required prior to the commercialization of a medical device in the European Union. In January 2000, we received marketing approval of our Embosphere Microspheres product in Australia and Canada. We expect to file for marketing approval in Japan for our HepaSphere SAP Microspheres product for the treatment of liver cancer within the next 24 months.

     During the year ended December 31, 2000, we continued the implementation of our new strategic plan to develop our Embosphere Microspheres for the treatment of hypervascularized tumors and arteriovenous malformations. Our revenue is primarily generated from product sales of Embosphere Microspheres in the United States, European Union, Australia, and Canada. Product revenues also include the sale of barium and other ancillary products manufactured by us or by third parties.

     We have experienced operating losses in each fiscal period since our inception. As of December 31, 2000, we had an accumulated deficit of $44.5 million. In connection with the execution of our business plan, we expect to experience continued losses for at least the next twelve-month period. The sale of our former chromatography business has been presented in the financial statements in accordance with discontinued operations accounting principles. Accordingly, the results of all discontinued operations have been excluded from the continuing operations and presented separately in the accompanying selected financial data.

Results of Operations

Years Ended December 31, 2000, 1999 and 1998

     Total revenue increased to $3,961,000 for the year ended December 31, 2000 from $2,266,000 for the same period in 1999 and $202,000 in 1998. The $1,695,000 increase from 1999 to 2000 is primarily attributable to the initiation of Embosphere Microsphere sales in the U.S. following receipt of FDA 510(k) clearance in April 2000. Sales growth during 2000 also increased due to the initiation of Embosphere Microsphere sales within Australia and Canada, as well as the further penetration of the European markets. To a lesser extent, the increase in total revenues for the year ended December 31, 2000 compared to the same period in 1999 was due to the acquisition of BMSA in February of 1999, whereby only ten months of revenue was recognized during 1999 versus a full year in 2000.

     Cost of product revenues for the year ended December 31, 2000 was $1,461,000, compared to $1,404,000 in 1999 and $95,000 in 1998, representing
37%, 62%, and 47% of product revenue, respectively. The $57,000 increase in the cost of product revenues in the year ended December 31, 2000 was due to increased sales volume offset by a shift in the sales mix to lower costing Embosphere Microsphere products.

     Gross margin for the year ended December 31, 2000 was $2,500,000 (63% of revenues) compared with $862,000 (38% of revenues) for the same period in 1999 and $107,000 (53% of revenues) in 1998. The increase in gross margin for the year ended December 31, 2000 was attributable to a shift in product sales mix to the higher margin Embosphere Microsphere products, particularly in the U.S., as well as a reduction in the unit manufacturing costs caused by the full integration of the Embosphere Microsphere manufacturing process at our French production facility in the spring of 2000.

     Research and development expenses increased to $2,517,000 in 2000 from $968,000 in 1999 and $34,000 in 1998. The $1,549,000 increase in research and development expenses from 1999 to 2000 was due primarily to clinical and regulatory costs incurred relative to seeking Embosphere Microsphere regulatory approval in the United States. We anticipate future research and development expenses will increase as a result of the advancement of Embosphere Microsphere products through its recently initiated Phase II clinical trial for the uterine artery embolization treatment of uterine fibroids under an investigational device exemption granted by the FDA. Additional expenses are also expected to result from the continued development and enhancement of our current products and product candidates.

     Selling, general and administrative expenses, net of non-cash, non-employee stock option acceleration charges, increased to $7,847,000 for the year ended December 31, 2000 from $4,003,000 in 1999 and $1,364,000 in 1998. The $3,844,000
increase in selling, general and administrative expenses from 1999 to 2000 was primarily due to the implementation of our product commercialization plan, including personnel costs, recruiting expenses, selling, marketing and all other expenses associated with developing and introducing a new business.

     In connection with stock options previously issued to non-employees, the Company's Board of Directors authorized the Company to accelerate the vesting of all non-employee advisors' stock options subject to variable accounting principles. Accordingly, $1,261,000 in non-cash compensation expense was recorded and presented as a separate line item within the Statement of
Operations for the year ended December 31, 2000. The recorded $1,261,000 aggregate fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

     Interest income in the year ended December 31, 2000 was $715,000 compared to $234,000 in 1999 and $30,000 in 1998. The growth in interest income in each of the sequential years was due to the continued increase in average-daily invested cash balances. Increased invested cash primarily resulted from the May 1999 sale of our discontinued chromatography operations and the proceeds from our February 4, 2000 and July 28, 2000 private equity placements.

     Interest expense decreased from $222,000 in 1998 to $134,000 in 1999 and to $54,000 in 2000. This sequential decrease was due primarily to the retirement of our significant debt in the second quarter of 1999. Interest expense during 2000 primarily resulted from non-cash interest charges generated from the potential obligation to purchase the remaining outstanding minority interest in BMSA. (See Note C to the consolidated financial statements)

     Net loss from continuing operations increased to $8,447,000 for the year ended December 31, 2000 compared to $3,994,000 in 1999 and $1,483,000 in 1998.
The increases are a direct result of the implementation of our strategic plan to develop, introduce and commercialize our microsphere and other product lines. We anticipate net losses from operations will continue through at least the next twelve-month period.

Liquidity and Capital Resources

     We have historically funded our operations from product sales, net proceeds provided by public and private equity offerings, funds provided by the sale of our former chromatography business, funds from Sepracor, bank financing, equipment financing leases and to a lesser extent, exercise of stock options. As of December 31, 2000, we had $15,276,000 of cash and cash equivalents, an increase of $9,908,000 from $5,368,000 as of December 31, 1999. This increase primarily resulted from the net proceeds of our two private equity placement financings in 2000 offset, to a limited extent, by cash used to fund operations. As of December 31, 2000, we had $14,136,000 in working capital.

     For the year ended December 31, 2000, we used $7,017,000 in operating cash primarily to fund our marketing and product development activities and to finance working capital requirements. Cash used in operations is expected to increase in support of the Company's further operational and product development efforts.

     Net cash used in investing activities was $1,483,000 for the year ended December 31, 2000. Of this amount, $950,000 was used in connection with the April 2000 purchase of an additional 34% equity interest in our majority-owned subsidiary, Biosphere Medical, S.A. From this step-acquisition, our total ownership interest in Biosphere Medical, S.A increased to 85%. The remaining amount, approximately $533,000, was used to purchase property and equipment relating to establishing full manufacturing capabilities at BMSA and to obtain office equipment and furnishings in our new corporate headquarters in Rockland, Massachusetts. Future capital expenditures are anticipated to increase over the next twelve-month period consistent with our plan to expand our manufacturing, sales and marketing presence in the United States, Europe, the Far East, Australia and Canada. If available on favorable terms, we expect to finance certain future fixed asset acquisitions through leasing arrangements.

     Net cash provided by financing activities was $18,398,000 for the year ended December 31, 2000. In both February 2000 and in July 2000, we completed private-equity placements resulting in the issuance of an aggregate 1,868,787 shares of Common Stock for net proceeds of approximately $17,716,000. The February 2000 private-equity issuance included warrants to purchase a total of 163,468 shares of Common Stock with an exercise price of $20 per share. Cash provided by financing activities also includes $558,000 received in connection with the sale of approximately 270,000 shares of common stock through the exercise of options granted under our incentive stock option plans. Additionally, in March 2000, BMSA entered into a 1,000,000 French Franc ($143,000 equivalent as of December 31, 2000) term loan with a French national bank that is payable over five years and accrues interest at 5.4% per annum.

     In collaboration with Sepracor, we have available a revolving credit agreement with a bank under which we may borrow up to $2.0 million, subject to limitations defined in the agreement and on borrowings outstanding by Sepracor. There were no borrowings outstanding by either the Company or Sepracor under this agreement as of December 31, 2000. Interest on any outstanding borrowings is payable monthly in arrears at prime (9.5% as of December 31, 2000) or the LIBOR rate (6.0% at December 31, 2000) plus 0.75%. We are required to pay a commitment fee equal to 0.25% per annum on the average available unused line. The Company's ability to borrow under this credit line is dependent upon Sepracor's maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. As of December 31, 2000, Sepracor has informed us that all applicable lines of credit covenants have been satisfactorily met. Sepracor is guarantor of any amounts outstanding under the agreement. We have entered into a security agreement with Sepracor pursuant to which we have pledged to Sepracor all of our U.S. assets, including our equity ownership of BMSA as collateral for Sepracor's guarantee to the bank. BMSA is not a party to the agreement with Sepracor and, therefore, has not pledged any of its assets. The revolving credit agreement will expire on December 31, 2001. Prior to December 31, 2001, we intend to negotiate a new revolving credit agreement containing similar terms, rates and conditions.

     We believe that our existing cash and other working capital will be sufficient to fund our operating and capital requirements, as currently planned, at least through the next twelve-month period. However, our cash requirements may vary materially from those now planned due to changes in anticipated research  and  development  efforts,  the scope and results of  preclinical  and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA's regulatory process, the market's acceptance of any approved products, and other factors.

     We expect to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies, clinical trials, the expansion of our laboratory and administrative functions as well as costs relating to further commercialization activities. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies or upon exercise of a put option held by the minority  interest  holder of BMSA to require us to purchase the  remaining
15%
interest. (See Note C to the consolidated financial statements) These additional funds may be raised from time to time through public or private sales of equity, through borrowings, or through other financings. There are no assurances that we will be able to obtain any additional funding that may be required on acceptable terms, if at all.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of BioSphere Medical, Inc. and subsidiaries:

     We have audited the accompanying consolidated balance sheets of BioSphere Medical, Inc. (A Delaware Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSphere Medical, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years in the period ended December 31, in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP
Boston, Massachusetts
January 17, 2001, except with respect to matters discussed in Note Q, as to which the date is February 7, 2001

                             BIOSPHERE MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  DECEMBER 31,
---------------------------------------------------------------------------------
ASSETS                                                          2000        1999
---------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents.................................  $15,276     $ 5,368
 Accounts receivable, net of allowance for doubtful
  accounts of $29 and $0 as of December 31, 2000
  and 1999, respectively...................................    1,142         564
 Inventories...............................................      639         389
 Prepaid and other current assets..........................      124         132
---------------------------------------------------------------------------------
   Total current assets                                       17,181       6,453

 Property and equipment, net...............................      694         322
 Goodwill, net.............................................    1,144         713
 Other assets..............................................      287           8
---------------------------------------------------------------------------------
TOTAL ASSETS                                                 $19,306     $ 7,496
=================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..........................................  $   924     $   616
 Accrued compensation......................................      994         400
 Other accrued expenses....................................    1,086         879
 Payable to related party..................................       14          68
 Current portion of long term debt.........................       27          --
---------------------------------------------------------------------------------
   Total current liabilities                                   3,045       1,963

 Minority interest acquisition obligation..................      478         945
 Long-term debt............................................       97          --
---------------------------------------------------------------------------------
   Total liabilities                                           3,620       2,908

Commitments (Note H)
Stockholders' equity:
 Common stock, $0.01 par value, 25,000 shares
  authorized; 10,595 and 8,456 shares issued and
  outstanding as of December 31, 2000 and 1999,
  respectively.............................................      106          84
 Additional paid-in capital................................   60,100      40,587
 Accumulated deficit.......................................  (44,515)    (36,068)
 Cumulative translation adjustment.........................       (5)        (15)
---------------------------------------------------------------------------------
   Total stockholders' equity                                 15,686       4,588
---------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $19,306     $ 7,496
=================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BIOSPHERE MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  -------------------------------
                                                      2000       1999      1998
---------------------------------------------------------------------------------
Revenues:
 Product sales..................................   $ 3,961    $ 2,263   $   155
 License fees...................................        --          3        47
---------------------------------------------------------------------------------
  Total revenue                                      3,961      2,266       202
---------------------------------------------------------------------------------
Costs and expenses:
 Cost of product sales..........................     1,461      1,404        95
 Research and development.......................     2,517        968        34
 Selling, general and administrative (1)........     7,847      4,003     1,364
 Stock-based compensation to non-employees......     1,261         --        --
---------------------------------------------------------------------------------
  Total costs and expenses                          13,086      6,375     1,493
---------------------------------------------------------------------------------
Loss from operations                                (9,125)    (4,109)   (1,291)

Interest income.................................       715        234        30
Interest expense................................       (54)      (134)     (222)
Other income....................................        17         15        --
---------------------------------------------------------------------------------
Loss from continuing operations.................    (8,447)    (3,994)   (1,483)
Loss from discontinued operations...............        --       (539)     (330)
---------------------------------------------------------------------------------
NET LOSS                                           $(8,447)   $(4,533)  $(1,813)
=================================================================================

Basic and diluted net loss per common share:
 Continuing operations..........................   $ (0.87)   $ (0.47)  $ (0.17)
 Discontinued operations........................        --      (0.06)    (0.04)
---------------------------------------------------------------------------------
 Total                                             $ (0.87)   $ (0.53)  $ (0.21)
=================================================================================

Basic and diluted weighted average number
 of common shares outstanding...................     9,700      8,456     8,437
=================================================================================

(1) Excludes compensation charges relating to the issuance of stock options to non-employees.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                          Accumulated
                                    Common Stock   Additional                                Other           Total
                                   --------------    Paid-in     Deferred    Accumulated  Comprehensive  Stockholders'
                                   Shares  Amount    Capital   Compensation    Deficit    Income (Loss)     Equity
---------------------------------  ------  ------  ----------  ------------  -----------  -------------  ------------

Balance at December 31, 1997        8,431   $ 84    $ 40,515       $ (161)     $(29,722)        $  -        $ 10,716
Comprehensive loss:
 Net loss........................      -      -           -            -         (1,813)           -          (1,813)
                                                                                                         ------------
  Total comprehensive loss.......                                                                             (1,813)

Deferred compensation
 amortization....................      -      -           -           161            -             -             161
Exercise of stock options........      25     -           41           -             -             -              41
Compensation for common
 stock warrants..................      -      -           31           -             -             -              31
---------------------------------  ------  ------  ----------  ------------  -----------  -------------  ------------
Balance at December 31, 1998        8,456     84      40,587           -        (31,535)           -           9,136

Comprehensive loss:
 Net loss                              -      -           -            -         (4,533)           -          (4,533)
 Translation adjustment                -      -           -            -             -            (15)           (15)
                                                                                                         ------------
  Total comprehensive loss.......      -      -           -            -             -             -          (4,548)
---------------------------------  ------  ------  ----------  ------------  -----------  -------------  ------------
Balance at December 31, 1999        8,456     84      40,587           -        (36,068)          (15)         4,588

Comprehensive loss:
   Net loss......................      -      -           -            -         (8,447)           -          (8,447)
   Translation adjustment........      -      -           -            -             -             10             10
                                                                                                         ------------
   Total comprehensive loss                                                                                   (8,437)
Issuance of common stock.........   1,869     19      17,697           -             -             -          17,716
Issuance of common stock
 under employee benefit and
 incentive plans.................     270      3         555           -             -             -             558
Stock-based compensation to
 non-employee....................      -      -        1,261           -             -             -           1,261
---------------------------------  ------  ------  ----------  ------------  -----------  -------------  ------------
Balance at December 31, 2000       10,595   $106    $ 60,100        $  -       $(44,515)        $  (5)      $ 15,686
---------------------------------  ------  ------  ----------  ------------  -----------  -------------  ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BIOSPHERE MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          -------------------------------
                                                              2000       1999      1998
-----------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss..............................................   $(8,447)   $(4,533)  $(1,813)
  Less: Net loss from discontinued operations...........        --       (539)     (330)
-----------------------------------------------------------------------------------------
  Net loss from continuing operations                       (8,447)    (3,994)   (1,483)
-----------------------------------------------------------------------------------------
  Adjustments to reconcile net loss from continuing
   operations to net cash used in operating activities:
    Provision for doubtful accounts......................       37         --        --
    Depreciation and amortization........................      279        102        17
    Non-cash interest on minority interest obligation....       19         --        --
    Foreign exchange (gain) / loss.......................      (85)        --        --
    Non-cash stock-based compensation for non-employees..    1,261         --        --
    Compensation for common stock warrants...............       --         --        31
    Changes in operating assets and liabilities:
      Accounts receivable................................     (615)       121        --
      Inventories........................................     (250)         5        --
      Prepaid and other current assets...................     (271)         4         2
      Accounts payable...................................      308        103      (346)
      Accrued expenses...................................      801        282        27
      Related parties payable............................      (54)      (362)      105
-----------------------------------------------------------------------------------------
  Net cash used in operating activities                     (7,017)    (3,739)   (1,647)
-----------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.....................     (533)      (382)       --
  Cash paid for 34% interest in Biosphere Medical, S.A...     (950)        --        --
  Decrease in restricted cash............................       --         --       146
  Increase in other assets...............................       --         (1)       (2)
  Cash acquired through acquisition of 51%
   of Biosphere Medical, S.A.............................       --        283        --
-----------------------------------------------------------------------------------------
  Net cash (used in) provided by investing activities       (1,483)      (100)      144
-----------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net............   17,716         --        41
  Proceeds from stock options exercised..................      558         --        --
  Net (repayments) borrowings under line of
   credit agreements.....................................       --     (2,000)    2,000
  Proceeds (payments) on long-term debt and
   capital leases........................................      124       (664)     (454)
-----------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities       18,398     (2,664)    1,587
-----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash
 and cash equivalents....................................       10         (7)       --
-----------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....    9,908     (6,510)       84
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS...       --      9,643      (219)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........    5,368      2,235     2,370
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $15,276    $ 5,368   $ 2,235
-----------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
 Cash paid for interest..................................       $5       $134      $207
-----------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
 Acquisition of 51% of Biosphere Medical, SA:
  Fair value of assets acquired..........................      $--     $1,493      $ --
  Liabilities assumed....................................       --     (1,493)       --
  Minority interest acquisition obligation...............      188        771        --
-----------------------------------------------------------------------------------------
  Goodwill                                                    $188     $  771      $ --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

       BIOSPHERE MEDICAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A - Nature of the Business

     BioSphere Medical, Inc ("BioSphere" or the "Company") was incorporated in Delaware in December 1993 under the name BioSepra Inc. During 1999, the Company strategically refocused its business on the development and commercialization of its proprietary Embosphere Microspheres for medical applications. In February 1999, the Company acquired a 51% ownership interest in Biosphere Medical S.A., ("BMSA") a French societe anonyme. (See Note C) BMSA retains the license to the embolotherapy device that is the main focus of the Company's business. In May 1999, the Company sold substantially all of its assets relating to its former core business, chromatography and changed its name to BioSphere Medical, Inc. In April 2000, the Company increased its ownership interest in BMSA from 51% to 85%. The Company retains the option to acquire the remaining 15% of BMSA at a later date and the 15% minority interest holder maintains the right to require the Company to purchase its interest. (See Note C)

     During 2000, the Company established two wholly owned subsidiaries to pursue the development of other microsphere technologies. In May 2000, BioSphere Medical Japan, Inc., a Delaware corporation, was established to develop and commercialize Embosphere Microspheres as well as HepaSphere SAP Microsphere in the Far East. In December 2000, BSMD Ventures, Inc., also a Delaware corporation, was established to explore and develop alternative applications with a specific focus on dermal and other tissue engineering uses. To this end, in January 2001, BSMD Ventures, Inc. entered into a strategic supply agreement with Inamed Corporation of Santa Barbara, California, a surgical and medical device company primarily engaged in the development, manufacturing and marketing of medical devices for the plastic and reconstructive surgery and aesthetic medicine markets. Under this multi-year agreement, BioSphere will supply its proprietary microspheres to Inamed for potential use in dermal applications. In exchange, Inamed has agreed to pay to BioSphere certain up-front distribution access fees as well milestone payments upon the successful completion of certain development benchmarks. BioSphere will also be entitled to royalty payments on net sales of resulting commercially approved products. As of December 31, 2000, Sepracor Inc. ("Sepracor"), a specialty pharmaceutical company, beneficially owned approximately 55% of the Company's outstanding common stock.

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


B - Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary BMSA, as well as its wholly owned subsidiaries; Biosphere Medical Japan, Inc. and BSMD Ventures, Inc., both Delaware corporations established in 2000. All material intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

     Certain prior period balances have been reclassified to conform to current reporting formats, including certain the impact of the operations of the Company that were discontinued. (See Note N)

Translation of Foreign Currencies

     The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using the exchange rates in effect as of each balance sheet date. Statements of operations amounts are translated at average exchange rates prevailing during each recording period. Resulting translation adjustments are recorded in the cumulative translation adjustment account in stockholders' equity. Aggregate foreign exchange transaction gains and losses are not material and are included in other income in the accompanying statement of operations.


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the following: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements and (3) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $15.2 million and $4.5 million of commercial paper and money market funds as of December 31, 2000 and 1999, respectively.

Financial Instruments and Concentration of Credit Risk

     The Company has no significant off-balance-sheet risk or concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. BioSphere places its cash and cash equivalents with high credit quality financial institutions.

Property and Equipment

     Property and equipment are stated at cost. The Company provides for depreciation based upon expected useful lives using the straight-line method over the following estimated useful lives:

     Machinery and equipment..................     3-5 years
     Computer hardware and software...........     3-5 years
     Furniture and fixtures...................     3-5 years
     Leasehold improvements...................     Shorter of lease term or
                                                    estimated useful life

     Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to non-operating income.

Goodwill and Other Assets

     Goodwill represents the difference between the purchase price and the fair value of the tangible and identifiable intangible net assets acquired when accounted for in accordance with the purchase method of accounting. In February 1999, the Company recorded goodwill upon the acquisition of 51% of BMSA. (See Note C) Goodwill associated with this transaction is being amortized over an estimated ten-year useful life through February 2009. The 1999 BMSA purchase agreement contained provisions to acquire the remaining 49% minority interest in BMSA. Accordingly, all goodwill resulting from subsequent BMSA acquisitions and/or accretion of the minority interest acquisition obligation will be amortized through February 2009. Accumulated amortization was approximately $174,000 and $58,000 as of December 31, 2000 and 1999, respectively.

     The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Based on management's assessment as of December 31, 2000, the Company has determined that no impairment of long-lived assets exists.

Revenue Recognition

     Revenues from product sales are recognized when goods are shipped to customers. Management establishes reserves for potential sales returns and evaluates, on a monthly basis, the adequacy of those reserves based upon realized experience. To date, returns have not been material. The Company adopted Staff Accounting Bulletin No. 101 in the year ended December 31, 2000 with no material impact to the Company's results of operations.

Research and Development

     Research and development costs are expensed in the period incurred.

Income Taxes

     The Company uses the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax basis of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management evaluates, on a quarterly basis, the ability to recover the deferred tax assets and the level of the valuation allowance. At such time as it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

Comprehensive Income /(Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss.) Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, the effects of foreign currency translation adjustments which are reflected separately in stockholders' equity, are included in accumulated other comprehensive income (loss.)

Net Loss Per Share

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Total warrants and options potentially convertible into common stock as of December 31, 2000, 1999 and 1998 equaled 4,147,000, 3,780,000 and 1,627,000, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective for the Company in the first quarter of Fiscal 2001. The adoption of this standard is not expected to have a material effect on the Company's financial position or operating results.


C - Acquisition  of Biosphere  Medical S.A. and Minority  Interest  Acquisition
    Obligation

     On February 25, 1999, the Company acquired 51% of the outstanding capital stock of BMSA. Accordingly, the results of operations of BMSA have been included in these consolidated financial statements as of the date of acquisition. Pursuant to a February 25, 1999 purchase agreement, the Company acquired a 51% ownership interest by granting to BMSA an exclusive sales and manufacturing license to certain patents and technology primarily relating to the Company's Embosphere Microsphere technology. The Company was also granted an option to purchase the remaining 49% interest in BMSA through December 31, 2004 for an amount equal to the product of the percentage interest to be purchased and the sum of BMSA's rolling average twelve-month sales and worldwide Embosphere Microsphere sales as of the date of exercise (the "Purchase Option"). Moreover, the holder of the remaining 49% interest was also granted an option (the "Put Option") to require the Company to purchase the remaining 49% interest from December 31, 2003 until December 31, 2004 for an amount equal to the greater of an agreed upon price (in French Francs) for each percentage interest to be sold or the amount payable adjusted to a rolling nine-month sales average under the Purchase Option. The Put Option represents a contingent purchase consideration and the Company is accreting the value of this Put Option over the period ending December 31, 2003.

     On April 7, 2000, the Company purchased an additional 34% of BMSA for $950,000. The transaction was accounted for as a step-acquisition of a minority interest whereby the fair value in excess of the then recorded accrued acquisition obligation was treated as an increase to goodwill. As a result of this step-acquisition, the Company's total ownership interest in BMSA increased to 85%. As of December 31, 2000, the holder of the 15% minority interest retains its Put Option with respect to the remaining 15% of the outstanding equity interest in BMSA pursuant to the terms of the original purchase agreement. The Company also retains its Purchase Option with respect to the remaining 15%
equity interest in BMSA. As of December 31, 2000 the Company estimated the present value of the Put Option to be approximately $478,000.

     The Company has applied purchase accounting principles to the acquisition of its interest in BMSA and has allocated the purchase price to the assets acquired and liabilities assumed. The purchase price in excess of the fair value of the tangible assets has been allocated to goodwill. There were no identifiable intangible assets. Goodwill, net as of December 31, 2000 and December 31, 1999 of $1,144,000 and $713,000, respectively, is being amortized through February 2009.


D - Related Party Transactions

     As of December 31, 2000, Sepracor beneficially owned approximately 55% of the Company's outstanding common stock. Since the Company's inception, Sepracor has provided support services of U.S. operations, including certain administrative support. For these services, BioSphere was charged approximately $111,000, $119,000 and $155,000 for the years ended December 31, 2000, 1999, and
1998, respectively. Under a separate Sublease Agreement, the Company had the right to lease office space from Sepracor through 2007 in exchange for a monthly rent. All related-party charges represent an allocation of the Company's proportionate share of Sepracor's overhead and facility costs using formulas and valuations which management believes are reasonable and consistent with similar arms-length transactions. Net amounts payable to Sepracor, as of December 31, 2000 and 1999 were approximately $14,000 and $68,000, respectively.

     In April 2000, BioSphere relocated its research laboratories and corporate headquarters to a new facility located in Rockland, Massachusetts. Concurrent with the move, BioSphere and Sepracor mutually agreed to terminate the Sublease Agreement without contingency.

     Sepracor is entitled to certain rights with respect to the registration under the Securities Act of a total of 4,000,000 shares of BioSphere's Common Stock. These rights provide that Sepracor may require BioSphere, on two occasions, to register shares having an aggregate offering price of at least $5,000,000, subject to certain conditions and limitations. As of December 31, 2000, Sepracor has not exercised such rights.

E - Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

                                                    DECEMBER 31,
                                                 ------------------
      (In thousands)                              2000        1999
      -------------------------------------------------------------
      Raw material............................   $ 156       $ 119
      Work in progress........................      78          25
      Finished goods..........................     405         245
      -------------------------------------------------------------
      Total inventory                            $ 639       $ 389


F - Property and Equipment

     Property and equipment consists of the following as of:

                                                    DECEMBER 31,
                                                 ------------------
      (In thousands)                              2000        1999
      -------------------------------------------------------------
      Office equipment........................   $ 469       $ 289
      Laboratory and manufacturing equipment..     425          72
      Leasehold improvements..................      45          45
      ------------------------------------------------------------
                                                   939         406
      Less: accumulated depreciation..........    (245)        (84)
      -------------------------------------------------------------
      Total property and equipment               $ 694       $ 322

     Depreciation expense was $161,000, $49,000 and $14,000 and for the years ended December 31, 2000, 1999, and 1998, respectively.


G -Debt and Other Obligations

     Debt consists of the following as of:

                                                    DECEMBER 31,
      (In thousands)                              2000        1999
      -------------------------------------------------------------
      5.4% French Franc term loan payable
       to a bank in monthly installments
       through March 2005, secured by the
       net assets of BMSA.....................    $124        $ --
      Less: current portion...................     (27)         --
      -------------------------------------------------------------
      Total long-term debt                        $ 97        $ --

     In collaboration with Sepracor, the Company has available a revolving credit agreement with a bank under which it may borrow up to $2.0 million, subject to limitations defined in the agreement and on borrowings outstanding by Sepracor. There were no borrowings outstanding by either the Company or Sepracor under this agreement as of December 31, 2000. Interest on any outstanding borrowings is payable monthly in arrears at prime (9.5% as of December 31, 2000) or the LIBOR rate (6.0% at December 31, 2000) plus 0.75%. The Company is required to pay a commitment fee equal to 0.25% per annum on the average available unused line. The Company's ability to borrow under this credit line is dependent upon Sepracor's maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. As of December 31, 2000, Sepracor has informed the Company that all applicable lines of credit covenants have been satisfactorily met. Sepracor is guarantor of any amounts outstanding under the agreement. The Company entered into a security agreement with Sepracor pursuant to which we have pledged to Sepracor all of our U.S. assets, including our equity ownership of BMSA as collateral for Sepracor's guarantee to the bank. BMSA is not a party to the agreement with Sepracor and, therefore, has not pledged any of its assets. The revolving credit agreement will expire on December 31, 2001. Prior to December 31, 2001, the Company intends to negotiate a new revolving credit agreement containing similar terms, rates and conditions.


H - Commitments

     Prior to April 2000, the Company leased office space from Sepracor in exchange for monthly payments which increased at various dates and approximated the Company's proportionate share of Sepracor's cost of providing such facilities. In January 2000, the Company gave notice and terminated, without contingency, the Sublease Agreement effective April 30, 2000.

     In January 2000, the Company entered into a five-year lease agreement to occupy 8,000 square feet in Rockland, Massachusetts, commencing in March 2000. In September 2000, the Company expanded its Rockland office space by approximately 5,000 square feet, thereby increasing its total leased Rockland facility to approximately 13,000 square feet.

     Under a lease agreement between BMSA and Guerbet Hospital (a former related party to BMSA), BMSA received rent free-of-charge through April 30, 1999. Effective May 1, 1999 the lease agreement was amended to reflect a monthly lease rate of FF30,000 per month (approximately $4,300 as of December 31, 2000) through June 30, 2000. In December 2000, BMSA signed a new nine-year agreement to lease approximately 18,150 square feet of manufacturing and office space in a Roissy, France facility for approximately FF 1,030,400 per year (approximately $148,000 as of December 31, 2000). The Company also has several operating leases covering certain pieces of manufacturing and office equipment through March 2005.

     Future  minimum  lease   payments  for   facilities  and  equipment   under
non-cancelable operating leases in effect as of December 31, 2000, are as follows:

                                                     OPERATING
            Period                                     LEASES
            --------------------------------------------------
            (In thousands)
            2001..................................   $  450
            2002..................................      470
            2003..................................      470
            2004..................................      458
            2005..................................      224
            Thereafter............................      653
            --------------------------------------------------
            Total minimum lease payments             $2,725

     Total rental expense for the years ended December 31, 2000, 1999 and 1998 was approximately $245,000, $81,000 and $249,000, respectively.

I - Income Taxes

     As of December 31, 2000, the Company had net operating loss carryforwards of approximately $30.8 million, which will expire through the year 2020. As of December 31, 2000, research and experimentation credit carryforwards approximated $281,000, which will expire through the year 2014. The components of the Company's net deferred tax asset are as follows at:

                                                    DECEMBER 31,
      (In thousands)                              2000        1999
      --------------------------------------------------------------
      Assets
        Domestic NOL carryforwards............  $11,470     $ 9,003
        Tax credit  carryforwards.............      281         342
        Other.................................      138         116
      Liabilities
        Property and equipment................      (44)         (6)
      --------------------------------------------------------------
      Subtotal                                   11,845       9,455
        Valuation allowance...................  (11,845)     (9,455)
      --------------------------------------------------------------
      Net deferred tax asset                    $   --      $   --


J - Segment Information

     The Company develops microspheres for use in the treatment of hypervascularized tumors and malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment. Financial information by geographic area is as follows:

                                                FOR THE YEARS ENDED DECEMBER 31,
 (In thousands, except per share amounts)         2000        1999        1998
 ---------------------------------------------  ----------  ----------  ----------
 REVENUE
  United States
   Unaffiliated customers.....................    $ 1,266     $   --      $   --
  Europe
   Unaffiliated customers (Primarily French)..      2,183       1,949         202
   Related parties............................      1,405         --          --
   Transfer to other geographic areas.........        512         317         --
 ---------------------------------------------  ----------  ----------  ----------
                                                    5,366       2,266         202
   Elimination and adjustments                     (1,405)        --          --
 ---------------------------------------------  ----------  ----------  ----------
   Total revenue                                  $ 3,961    $  2,266    $    202
 ---------------------------------------------  ----------  ----------  ----------
 OPERATING LOSSES
  United States...............................    $(8,976)   $ (3,965)   $ (1,291)
  Europe......................................       (149)       (144)        --
 ---------------------------------------------  ----------  ----------  ----------
   Total operating loss                           $(9,125)   $ (4,109)   $ (1,291)
 ---------------------------------------------  ----------  ----------  ----------
 LONG-LIVED ASSETS
  United States...............................    $ 2,241    $  1,324    $     49
  Europe......................................        412         251         --
  Net assets from discontinued operations.....        --          --        6,617
  Elimination and adjustments.................       (528)       (532)        --
 ---------------------------------------------  ----------  ----------  ----------
   Total long-lived assets                        $ 2,125    $  1,043     $ 6,666
 ---------------------------------------------  ----------  ----------  ----------

K - Capital Stock

Common Stock

     The Company's authorized capital stock includes 25,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2000, 5.82 million shares or 55% of the Company's common stock outstanding is held by Sepracor. The common stock has no preemptive, subscription, redemption or conversion rights.

Preferred Stock

     The Company's authorized capital stock includes 1,000,000 shares of preferred stock, par value $0.01 per share, with such rights, restrictions and specifications as the Board of Directors may determine. As of December 31, 2000 and 1999, no shares of preferred stock have been issued.

Common Stock Financing

     In February 2000, the Company completed a private equity placement of common stock and warrants for net proceeds of approximately $5.9 million. Investors purchased 653,887 shares of the Company's common stock at a price of $9.00 per share, which included warrants to purchase up to an additional 163,468 shares of common stock. Of the total 653,887 common shares sold, unrelated third-party institutional investors purchased 609,445, or 93%, and 44,442, or 7%, were purchased by executive officers and members of the Company's Board of Directors. The warrants have an exercise price equal to $20.00 per share and expire on February 4, 2005. In accordance with the Black-Scholes option-pricing model, the Company valued the warrants at approximately $929,000 and included such amount as a component of additional paid-in capital. The Company intends to use the net proceeds from this private placement for general corporate purposes, including research and development and sales and marketing activities.

     In July 2000, the Company completed an additional private equity placement of common stock for net proceeds of approximately $11.8 million. Investors purchased 1,214,900 shares of common stock at $11.00 per share. Of the total shares sold, Sepracor Inc., the Company's parent company, purchased 454,545 shares, after which its majority ownership decreased to 55%. The Company intends to use the net proceeds from this private placement for general corporate purposes, including research and development, sales and marketing activities.

L - Stock Plans and Warrants

Stock Option Plans

     The 1994 stock option plan (the "1994 Plan") provides for the grant of both incentive stock options ("ISOs") and non-statutory stock options ("NSOs") to officers, directors, advisors and key employees of the Company. The 1994 Plan also provides for the grant of NSOs to consultants of the Company. The exercise price for ISOs must be at least equal to the fair market value of the Company's common stock on the date of grant and the exercise price of NSOs must be at least equal to 50% of the fair market value of the Company's common stock on the date of grant. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant. ISOs have a maximum term of ten years from the date of grant. A total of 1.0 million shares were approved for issuance under the 1994 Plan and as of December 31, 2000, approximately 303,000 shares were available for issuance.

     In 1997, the Company's stockholders approved the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan, as amended, provides for the grant of both ISOs and NSOs to officers, directors, advisors and key employees of the Company. The 1997 Plan also provides for the grant of NSOs to consultants of the Company. In September 2000, the Company's Board of Directors approved, subject to stockholder approval, an amendment to the 1997 Stock Incentive Plan, as amended, to increase the number of shares of common stock available for issue from 3,125,000 shares to 5,000,000 shares. As of December 31, 2000, approximately 1,632,000 shares under the 1997 plan were available for issuance. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant.

     The Director Option Plan (the "Director Plan"), as amended, provides for the granting of NSOs to directors of the Company who are not officers or employees of the Company or of any subsidiary of the Company. A total of 300,000 shares of common stock may be issued under the Director Plan subject to adjustments as provided therein. The exercise price per share will equal the fair market value of a share of Company's common stock on the date on which the option is granted. Options granted under the Director Plan will vest in either two or five equal installments beginning on the first anniversary of the date of the grant depending on the nature of the grant. A total of 300,000 shares were approved for issuance under the Director Plan. As of December 31, 2000, there were 128,000 options available for issuance under the Director Plan.

     The following table summarizes all stock option activity under the three stock option plans for the three years ended December 31, 2000:

                                                    OPTIONS ISSUED
                                                    UNDER THE PLANS
                                                ----------------------
                                                              Average
                                                               Price
        (In thousands, except option price)        Shares    Per Share
        --------------------------------------  ----------  ----------
        OUTSTANDING AT DECEMBER 31, 1997            1,543     $ 2.63
        --------------------------------------  ----------  ----------
         Granted..............................        294       1.89
         Exercised............................        --         --
         Canceled.............................       (255)      2.76
        --------------------------------------  ----------  ----------
        OUTSTANDING AT DECEMBER 31, 1998            1,582    $  2.51
         Granted..............................      2,549       0.94
         Exercised............................        --         --
         Canceled.............................       (393)      2.15
        --------------------------------------  ----------  ----------
        OUTSTANDING AT DECEMBER 31, 1999            3,738    $  1.42
         Granted..............................        516      14.88
         Exercised............................       (266)      2.09
         Canceled.............................        (44)      2.79
        --------------------------------------  ----------  ----------
        OUTSTANDING AT DECEMBER 31, 2000            3,944    $  3.12

     The following options and their respective average prices per share were outstanding and exercisable at December 31, 2000, 1999 and 1998:

                                                   Average                 Average
                                                    Price                   Price
                                     Outstanding  Per Share  Exercisable  Per Share
                                     -----------  ---------  -----------  ---------
(In thousands, except option price)
 December 31, 2000................       3,944      $ 3.12      1,147      $ 2.11
 December 31, 1999................       3,738        1.42      1,016        2.39
 December 31, 1998................       1,582        2.51        719        2.60

     Options vest at various rates over periods of up to five years and may be exercised within ten years from the date of grant. The following table summarizes aggregate information about total stock options under the three plans, outstanding as of December 31, 2000:

                                 Options Outstanding         Options Exercisable
                               -----------------------    ------------------------
                                              Weighted                     Weighted
   Range of                      Remaining     Average                      Average
   Exercise         Number      Contractual   Exercise        Number       Exercise
    Prices       Outstanding    Life (Years)    Price       Exercisable      Price
 -------------  -------------   ------------  ---------    --------------  --------
                (In thousands)                             (In thousands)

 $0.82 -  1.25      2,284           8.13       $ 0.84            137         $0.84
  1.26 -  1.89        368           6.96         1.80            353          1.81
  1.90 -  2.85        651           5.25         2.20            525          2.18
  2.86 -  4.30         90           5.56         3.37             90          3.37
  4.31 -  6.50         42           4.81         5.12             42          5.12
  9.75 - 14.50        272           9.74        12.01             --            --
 14.51 - 21.75        207           9.42        17.80             --            --
 21.76 - 27.25         30           9.13        27.25             --            --
                -------------                              --------------
                    3,944                                      1,147

     The Company applies the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plans. Accordingly, no compensation expense has been recognized for its employee stock-based compensation plans. Had compensation costs for the Company's stock-based compensation been determined based on the fair value at the grant dates as calculated in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net basic and diluted loss per common share for the years ended December 31, 2000, 1999 and 1998 would have been adjusted to the pro forma amounts indicated below:

                                              FOR THE YEARS ENDED DECEMBER 31,
 (In thousands, except per share amounts)       2000        1999        1998
 ------------------------------------------  ----------  ----------  ----------
 Net Loss
  As reported..............................   $(8,447)    $(4,533)    $(1,813)
  Pro forma................................    (9,227)     (7,612)     (2,321)
 Basic and diluted loss per share
  As reported..............................     (0.87)      (0.53)      (0.21)
  Pro forma................................     (0.95)      (0.90)      (0.27)

     As a result of the May 1999 sale of the Company's former chromatography business (see Note N), and in accordance with the Company's various stock option plans, all options granted prior to May 1999, became immediately vested. Accordingly, the pro forma compensation costs as presented may not be representative of future pro forma costs.

     The average fair value of options granted, $12.38, $0.82 and $1.27 for fiscal years 2000, 1999 and 1998, respectively, was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                 2000        1999        1998
 ------------------------------------------   ----------  ----------  ----------
 Dividend Yield............................      None        None        None
 Volatility................................      110%        106%         65%
 Risk-free interest rate...................   5.5%-6.2%   4.9%-6.7%    5.5%-5.9%
 Expected life (years)...............             5           7            7

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

Employee Stock Purchase Plan

     In 1997, the shareholders approved the 1997 employee stock purchase plan (the "1997 Plan"). Under the 1997 Plan, an aggregate of 50,000 shares of common stock may be purchased by employees at 85% of the fair market value on the first or last day of each six month offering period, whichever is lower. An eligible employee may elect to have up to a maximum of 10% deducted through payroll deductions from his or her regular salary. During 2000, 1999 and 1998, there were 0, 4,876 and 25,478 shares, respectively, issued under the Purchase Plan.

     In June 2000, the stockholders approved the 2000 employee stock purchase plan (the "2000 Plan") to replace the Company's 1997. Under the 2000 Plan, an aggregate of 50,000 shares of common stock may be purchased by employees at 85% of the fair market value on the first or last day of each six month offering period, whichever is lower. During each offering period, the maximum number of shares which may be purchased by a participating employee is determined on the first day of the offering period and is equal to the number of shares of common stock determined by dividing $12,500 by the last reported sale price of the of the common stock on the Nasdaq National Market on the first day of the offering. An eligible employee may elect to have up to a maximum of 10% deducted through payroll deductions from his or her regular salary. During 2000, no shares were issued under the 2000 Plan.

Stock-Based Compensation to Non-Employees

     In connection with stock options previously issued to non-employees, the Company's Board of Directors authorized the Company to accelerate the vesting of all non-employee advisors' stock options subject to variable accounting principles. Accordingly, $1,261,000 in non-cash compensation expense was recorded and presented as a separate line item within the Statement of
Operations for the year ended December 31, 2000. The recorded $1,261,000 aggregate fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

Stock Warrants

     In 1997, the Company issued a warrant to purchase 45,000 shares of the Company's common stock at $3.00 per share. The warrant expires on June 5, 2002. As of December 31, 2000, the warrant had vested with respect to 40,000 shares. The remaining 5,000 shares are not exercisable due to the failure of the holder to satisfy certain vesting requirements.

M - Employees Savings Plan

     The Company adopted a 401(k) savings plan for all domestic employees in 1994. Under the provisions of the plan, employees may voluntarily contribute up to 15% of their compensation subject to statutory limitations. In addition, the Company matches 50% of the first $3,000 contributed by employees up to a $1,500 maximum per employee. Employer matching contributions amounted to approximately $18,000, $11,000 and $20,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

N - Discontinued Operations

     On May 17, 1999, the Company sold substantially all of its assets and business for approximately $11.0 million in cash and the assumption of certain liabilities. Upon the consummation of the sale, BioSepra Inc. changed its name to BioSphere Medical, Inc. The Company utilized a portion of the proceeds to pay approximately $880,000 of transaction costs, to repay approximately $2.0 million of outstanding bank debt, and to repay approximately $143,000 due to Sepracor.

     The net assets included in the sale had a net book value of approximately $10.5 million on May 17, 1999, which was included in calculating a net loss for the sale of approximately $70,000. The operations, assets and liabilities of the business have been presented in accordance with disposal of a segment of a business and discontinued operations accounting principles in the accompanying consolidated financial statements. Accordingly, the operating results of the discontinued business for the years ended December 31, 1999 and 1998 have been segregated from the continuing operations and reported as a separate line item on the consolidated statements of operations.

O - Valuation and Qualifying Accounts

     A rollforward of the allowance for doubtful accounts for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                   Balance,     Charged to                Balance,
                                 Beginning of    Costs and                 End of
(In thousands)                      Period        Expenses   Deductions    Period
---------------------------------------------------------------------------------
Year Ended December 31, 2000....     $ --           $37        $  (8)      $ 29
Year Ended December 31, 1999....      106            --         (106)        --
Year Ended December 31, 1998....      369             1         (264)       106

     These allowances for all periods presented are included in Net Assets of Discontinued Operations as they appear on the balance sheet included herein.


P - Quarterly Financial Data (Unaudited)

     The following is a summary of quarterly financial results:

                                             Fourth    Third     Second    First
(In thousands except per share amounts)     Quarter   Quarter   Quarter   Quarter
-----------------------------------------   -------   -------   -------   -------
Net Sales
 2000....................................   $ 1,356   $ 1,016    $  815    $  774
 1999....................................       679       594       713       280
-----------------------------------------   -------   -------   -------   -------
Gross Profit
 2000....................................       956       641       411       492
 1999....................................       231       212       285       134
-----------------------------------------   -------   -------   -------   -------
Net loss
 2000 - before discontinued operations...    (2,371)   (2,453)   (2,147)   (1,476)
 2000 - after  discontinued operations...    (2,371)   (2,453)   (2,147)   (1,476)
 1999 - before discontinued operations...    (1,452)     (979)   (1,025)     (538)
 1999 - after  discontinued operations...    (1,452)     (979)   (1,128)     (974)
-----------------------------------------   -------   -------   -------   -------
Diluted Loss per share
 2000 - before discontinued operations...     (0.23)    (0.24)    (0.23)    (0.17)
 2000 - after  discontinued operations...     (0.23)    (0.24)    (0.23)    (0.17)
 1999 - before discontinued operations...     (0.17)    (0.12)    (0.12)    (0.06)
 1999 - after  discontinued operations...     (0.17)    (0.12)    (0.13)    (0.11)
-----------------------------------------   -------   -------   -------   -------

Q - Subsequent Events

     On February 7, 2001, the Company, along with its subsidiary, BSMD Ventures, Inc., filed a complaint for declaratory judgment in the United States District Court for the District of Delaware against Artes Medical USA, Inc. The complaint seeks a declaration that United States Patent No. 5,344,452, which the Company refers to as the '452 patent, which Artes claims to have the right to enforce, is invalid and not infringed by BioSphere and BSMD Ventures. The '452 patent relates to "..implant[s] based on a biocompatible solid in powder form, in particular a plastic".

     On February 7, 2001, Artes Medical USA filed a complaint against the Company and BSMD Ventures, Inc., in the United States District Court for the Central District of California (Los Angeles). The complaint claims that the
Company and its subsidiary are liable for infringement, inducement of infringement, and contributory infringement of the '452 patent. Artes seeks monetary damages as compensation for the alleged infringement and a permanent injunction against the alleged infringing activity. Artes Medical apparently asserts that all of the Company's microsphere-related products, including our Embosphere Microspheres, HepaSphere SAP Microspheres and MatrX Microspheres infringe the '452 patent. The Company believes Artes' claims are without merit and intends to vigorously defend these claims.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEMS 10-13.

     The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", "Board and Committee Meetings", "Compensation for Directors", "Compensation of Executive Officers", "Compliance with Section 16 Reporting Requirements", and "Certain Relationships and Related Transactions". Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers."


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

     2. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

(b) Current Reports on Form 8-K filed during the last quarter of the fiscal year.

          None

                                   -----------

     The following trademarks of the Company are mentioned in this Annual Report
on  Form  10-K:  Biosphere  Medical(TM),   Embosphere(R),   HepaSphere  SAP(TM),
MatrX(TM) and GenS2(TM).

                                  Exhibit Index

 Exhibit No.   Description
 -----------   -----------------------------------------------------------------
        3.1    Certificate  of  Incorporation,   as  amended,  of  the  Company.
               (Incorporated  herein by reference to the Company's  Registration
               Statement on Form S-1, as amended (File No. 33-75212)).

        3.2 By-Laws of the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33- 75212))

        4(1) Specimen Certificate for shares of Common Stock, $.01 par value, of the Company.

       10.1 1994 Director Option Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33- 75212))

       10.2 Form of Technology Transfer and License Agreement dated as of January 1, 1994 between the Company and Sepracor Inc. (Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-75212))

        10.3 Share Purchase Agreement by and between Marie-Paule Leroy-Landercy and the Company dated December 31, 1998. (Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999)

       10.4+ Joint Ownership Contract between the Company and L'Assistance Publique Hopitaux de Paris dated January 5, 1998, together with amendment dated February 10, 2000 (translated from French). (Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999)

       10.5+ License of SAP-MS rights, including JP 6056676 between Shinichi Hori and the Company dated September 21, 1999 (translated from Japanese). (Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999)

       10.6 Second Amended and Restated Revolving Credit and Security Agreement by and among Fleet National Bank, Sepracor Inc. and the Company dated as of December 31, 1999. (Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999)

       10.7 Amendment No. 1 and Consent dated February 14, 2000 to Second Amended and Restated Revolving Credit Security Agreement by and among Fleet National Bank, Sepracor Inc. and the Company. (Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999)

       10.8    Reimbursement  and  Security  Agreement  between  the Company and
               Sepracor Inc. dated December 22, 1999. (Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999)

       10.9+ Exclusive License and Know How Agreement No. L99037 by and between Le Centre National de la Recherche Scientifique, L'Universite Louis Pasteur Strasbourg and the Company dated July 15, 1999 (translated from French). (Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999)

      10.10+ Form of Stock and Warrant Purchase Agreement dated as of February 4, 2000, between the Company (together with schedule of purchasers thereto). (Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999)

      10.11 Form of Warrant Agreement dated as of February 4, 2000, between the Company and certain purchasers (together with schedule of purchasers thereto). (Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999)

      10.12 Senior Management Retention Agreement dated October 3, 1997 by and between the Company and Jean-Marie Vogel. (Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1997)

      10.13 Sublease Agreement between Guerbet S.A. and of Biosphere Medical, S.A. (translated from French to English). (Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999.)

      10.14 Lease Agreement dated January 7, 2000 by and between 1050 Hingham Street Realty Trust and the Company. (Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999.) (Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999)

      10.15* First Amendment to Lease Agreement dated June 27, 2000 by and between 1050 Hingham Street Realty Trust and the Company.

      10.16 Employment Agreement by and between the Company and Jean-Marie Vogel dated as of May 14, 1999. (Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 30, 1999)

      10.17 Stock Purchase Agreement dated July 28, 2000 (Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1999)

      10.18 Registration Rights Agreement dated July 28,2000 (Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1999)

      10.19+* Supply Agreement dated January 3, 2001 between BSMD Ventures, Inc. and Inamed Corporation.

      10.20* Lease Agreement dated October 19, 2000 by and between Biosphere Medical S.A. and Salamandre S.A. (translated from French to English)

         21    Subsidiaries of the Company.

         23    Consent of Arthur Andersen LLP



                                  -----------

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

                                           BIOSPHERE MEDICAL, INC.

                                           BY:  /S/ JOHN M. CARNUCCIO
                                           --------------------------
                                                    John M. Carnuccio
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date: March 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                               TITLE                   DATE
          ---------                               -----                   ----
/s/ JOHN M. CARNUCCIO             President, Chief Executive        March 27, 2001
-------------------------------   Officer, Director (Principal
    John M. Carnuccio             Executive Officer)


/s/ ROBERT M. PALLADINO           Chief Financial Officer           March 27, 2001
-------------------------------   (Principal Financial and
    Robert M. Palladino           Accounting Officer)


/s/ JEAN-MARIE VOGEL              Director, Chairman of             March 27, 2001
-------------------------------   the Board
    Jean-Marie Vogel


/s/ TIMOTHY J. BARBERICH          Director                          March 27, 2001
-------------------------------
    Timothy J. Barberich


/s/ William M. Cousins, Jr.       Director                          March 27, 2001
-------------------------------
    William M. Cousins, Jr.


/s/ ALEXANDER M. KLIBANOV         Director                          March 27, 2001
-------------------------------
    Alexander M. Klibanov, Ph.d.


/s/ PAUL A. LOONEY                Director                          March 27, 2001
-------------------------------
    Paul A. Looney


/s/ RICCARDO PIGLIUCCI            Director                          March 27, 2001
-------------------------------
    Riccardo Pigliucci


/s/ DAVID P. SOUTHWELL            Director                          March 27, 2001
-------------------------------
    David P. Southwell

--------------------------------------------------------------------------------