Form 10-Q
period 2001-03-31
BIOSPHERE MEDICAL INC
filed 2001-05-07
CIK 919015

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

                 For the quarterly period ended: March 31, 2001

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO
                              -------  -------


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X                 NO
                          -------                 -------

The number of shares outstanding of the Registrant's Common Stock as of
May 4, 2001: 10,597,422 shares.
--------------------------------------------------------------------------------

                             BIOSPHERE MEDICAL, INC.

                                      INDEX


                                                                          Page

PART I  - Financial Information


ITEM 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of
          March 31, 2001 and December 31, 2000 (Unaudited)...............  3

          Consolidated Condensed Statements of Operations for the
          Three Months Ended March 31, 2001 and 2000 (Unaudited).........  4

          Consolidated Condensed Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and 2000 (Unaudited).........  5

          Notes to Unaudited Consolidated Condensed
          Financial Statements...........................................  6


ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................  10

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk....................................................  13

PART II - Other Information..............................................  13

SIGNATURES...............................................................  15

INDEX TO EXHIBITS........................................................  16

                             BIOSPHERE MEDICAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share data / unaudited)


                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                     ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents ......................    $    12,437    $    15,276
 Accounts receivable, net of allowance for
  doubtful accounts of $59 and $29 as of
  March 31, 2001 and December 31, 2000,
  respectively ..................................          1,472          1,142
 Inventories ....................................            668            639
 Prepaid and other current assets ...............            166            124
                                                     ------------   ------------
    Total current assets ........................         14,743         17,181

Property and equipment, net .....................            928            694
Goodwill, net ...................................          1,258          1,144
Other assets ....................................            323            287
                                                     ------------   ------------
    Total assets ................................    $    17,252    $    19,306
                                                     ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ...............................    $       850    $       924
 Accrued compensation ...........................            767            994
 Other accrued expenses .........................          1,448          1,086
 Payable to related party .......................             41             14
 Current portion of long-term debt ..............             25             27
                                                     ------------   ------------
    Total current liabilities ...................          3,131          3,045

Deferred revenue ................................            250             --
Minority interest acquisition obligation ........            629            478
Long-term debt ..................................             85             97
                                                     ------------   ------------
    Total liabilities ...........................          4,095          3,620

Stockholders' equity:
 Common stock, $0.01 par value, 25,000
  shares authorized; shares issued and
  outstanding: 10,597 as of March 31, 2001
  and 10,595 as of December 31, 2000 ............            106            106
Additional paid-in capital ......................         60,109         60,100
Accumulated deficit .............................        (47,016)       (44,515)
Cumulative translation adjustment ...............            (42)            (5)
                                                     ------------   ------------

    Total stockholders' equity ..................         13,157         15,686
                                                     ------------   ------------
    Total liabilities and stockholders' equity ..    $    17,252    $    19,306
                                                     ============   ============


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data / unaudited)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           ---------------------
                                                             2001        2000
                                                           ---------   ---------
Product revenues .......................................   $  1,847    $    774
                                                           ---------   ---------
Costs and expenses:
  Cost of product revenues .............................        519         282
  Research and development .............................        949         549
  Selling, general and administrative (1) ..............      3,116       1,280
  Stock-based compensation to non-employees ............         --         270
                                                           ---------   ---------
         Total costs and expenses ......................      4,584       2,381
                                                           ---------   ---------

         Loss from continuing operations ...............     (2,737)     (1,607)
Interest and other income, net .........................        236         131
                                                           ---------   ---------

         Net loss ......................................   $ (2,501)   $ (1,476)
                                                           =========   =========


Basic and diluted net loss per share ...................   $  (0.24)   $  (0.16)
                                                           =========   =========
Weighted average common shares outstanding
     Basic and diluted .................................     10,597       8,950
                                                           =========   =========


(1) Excludes compensation charge for issuance of stock options to non-employee advisors.






        The accompanying notes are an integral part of these consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share data / unaudited)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ---------------------
                                                               2001        2000
                                                            ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................   $ (2,501)   $ (1,476)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Provision for doubtful accounts .....................         30          --
    Depreciation and amortization .......................         95          47
    Minority interest - Biosphere Medical S.A............         --          20
    Non-cash interest expense ...........................         --          15
    Foreign currency translation gain ...................         --         (85)
    Non-cash stock-based compensation
     to non-employees ...................................         --         270
    Changes in operating assets and liabilities:
      Accounts receivable ...............................       (360)        (91)
      Inventories .......................................        (29)       (118)
      Prepaid and other assets ..........................        (78)        (39)
      Accounts payable ..................................        (74)       (143)
      Accrued compensation ..............................       (227)         --
      Other accrued expenses ............................        362         637
      Payable to related party ..........................         27         (27)
      Deferred revenue ..................................        250          --
                                                            ---------   ---------
  Net cash used in operating activities .................     (2,505)       (990)
                                                            ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ....................       (292)       (112)
  Change in other assets ................................         --        (140)
                                                            ---------   ---------
  Net cash used in investing activities .................       (292)       (252)
                                                            ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash provided by the issuance of common stock
   in private placements ................................         --       5,785
  Cash provided by the exercise of stock options.........          9         340
  Deferred financing costs ..............................         --        (500)
  Net (repayments)/proceeds on long term borrowings .....        (14)        147
                                                            ---------   ---------
  Net cash (used in)/provided by financing activities....         (5)      5,772
                                                            ---------   ---------
Effect of exchange rate changes on cash and
   cash equivalents .....................................        (37)         (6)
                                                            ---------   ---------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS ....     (2,839)      4,524
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........     15,276       5,368
                                                            ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $ 12,437    $  9,892
                                                            =========   =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Minority interest acquisition added to goodwill ......   $    152          --
                                                            =========   =========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)   Nature of Business

     BioSphere Medical, Inc. ("BioSphere" or the "Company") was incorporated in Delaware in December 1993 under the name BioSepra Inc. During 1999, the Company strategically refocused its business on the development and commercialization of its proprietary Embosphere Microspheres for medical applications. In February 1999, the Company acquired a 51% ownership interest in Biosphere Medical S.A., ("BMSA"), a French societe anonyme. BMSA retains the license to the embolotherapy device that is the main focus of the Company's business. In May 1999, the Company sold substantially all of its assets relating to its former core business, chromatography, and changed its name to BioSphere Medical, Inc. In April 2000, the Company increased its ownership interest in BMSA from 51% to 85%. The Company retains the option to acquire the remaining 15% of BMSA at a later date and the 15% minority interest holder maintains the right to require the Company to purchase its interest.

     During 2000, the Company established two wholly owned subsidiaries to pursue the development of other microsphere technologies. In May 2000, BioSphere Medical Japan, Inc., a Delaware corporation, was established to develop and commercialize Embosphere Microspheres as well as HepaSphere SAP Microspheres in the Far East. In December 2000, BSMD Ventures, Inc., also a Delaware corporation, was established to explore and develop alternative applications for the Company's microsphere platform technology with a specific focus on dermal and other tissue engineering uses. To this end, in January 2001, BSMD Ventures, Inc. entered into a strategic supply agreement with Inamed Corporation of Santa Barbara, California, a surgical and medical device company primarily engaged in the development, manufacturing and marketing of medical devices for the plastic and reconstructive surgery and aesthetic medicine markets. Under this multi-year agreement, BioSphere will supply its proprietary microspheres to Inamed for potential use in dermal applications. In exchange, Inamed has agreed to pay to BioSphere certain undisclosed up-front distribution access fees as well milestone payments upon the successful completion of certain development benchmarks. BioSphere will also be entitled to royalty payments on net sales of resulting commercially approved products.

     The Company believes that current working capital coupled with anticipated sales of its EmboSphere Microspheres and other products, will provide liquidity sufficient to allow it to meet its expected spending obligations while also allowing the further development and testing of other product candidates and technologies. However, no assurances can be given that such revenues will, in fact, be realized. Should the Company not realize some or all of its revenue projections, it may be required to secure alternative financing arrangements, pursue additional strategic partners, and/or defer or limit some or all of its research, development and/or clinical projects. As of March 31, 2001, Sepracor Inc., a specialty pharmaceutical company, beneficially owned approximately 55% of the Company's outstanding common stock.

B)   Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's annual audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The consolidated condensed financial statements include the accounts of the Company, its majority-owned subsidiary, BMSA, and its wholly owned subsidiaries Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three months ended March 31, 2001 and 2000. The results of operations for the presented periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     Certain prior period amounts have been reclassified to conform to current reporting, including stock-based compensation to non-employees. (See Note 5)

                             BioSphere Medical, Inc.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


C)   Goodwill and Other Assets

     Goodwill represents the difference between the purchase price and the fair value of the tangible and identifiable intangible net assets acquired when accounted for in accordance with the purchase method of accounting. In February 1999, the Company recorded goodwill upon the acquisition of 51% of BMSA. Goodwill associated with this transaction is being amortized over an estimated ten-year useful life through February 2009. The 1999 BMSA purchase agreement contained provisions allowing the Company to acquire the remaining 49% minority interest in BMSA. Accordingly, all goodwill resulting from subsequent BMSA acquisitions and/or accretion of the minority interest acquisition obligation will be amortized through February 2009. Accumulated amortization was approximately $212,000 and $174,000 as of March 31, 2001 and December 31, 2000, respectively.

     The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Based on management's assessment as of March 31, 2001, the Company has determined that no impairment of long-lived assets exists.

D)   Revenue Recognition

     Revenues from product sales are recognized when goods are shipped to customers. Management establishes reserves for potential sales returns and evaluates, on a periodic basis, the adequacy of those reserves based upon realized experience. To date, returns have not been material.

     Revenue earned under contractual collaboration agreements is deemed earned when all of the following conditions have been met; all obligations of the Company relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue. Deferred revenues as of March 31, 2001 represent up-front distribution access payments received from the Company's collaborator which remain subject to limited rights of return.

E)   Net Loss Per Share

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Total warrants and options convertible into common stock as of March 31, 2001 and 2000, equaled 4,229,648 and 3,842,548, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market and consist of the following:

                                                   March 31,    December 31,
            (In thousands)                            2001          2000
            ----------------------------------   ------------   ------------
            Raw material .....................   $       148    $       156
            Work in progress .................            78             78
            Finished goods ...................           442            405
                                                 ------------   ------------
                                                 $       668    $       639
                                                 ============   ============

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


3. ACQUISITION OF BIOSPHERE MEDICAL S.A. AND MINORITY INTEREST ACQUISITION OBLIGATION

     On February 25, 1999, the Company acquired 51% of the outstanding capital stock of BMSA. Pursuant to a February 25, 1999 purchase agreement, the Company acquired a 51% ownership interest by granting to BMSA an exclusive sales and manufacturing license to certain patents and technology primarily relating to the Company's Embosphere Microspheres technology. The Company was also granted an option to purchase the remaining 49% interest in BMSA through December 31, 2004 for an amount equal to the product of the percentage interest to be purchased and the sum of BMSA's rolling average twelve-month sales and worldwide Embosphere Microspheres sales as of the date of exercise (the "Purchase Option"). Moreover, the holder of the remaining 49% interest was also granted an option (the "Put Option") to require the Company to purchase the remaining 49% interest from December 31, 2003 until December 31, 2004 for an amount equal to the greater of an agreed upon price (in French Francs) for each percentage interest to be sold or the amount payable adjusted to a rolling nine-month sales average under the Purchase Option. The Put Option represents a contingent purchase consideration and the Company is accreting the value of this Put Option over the period ending December 31, 2003.

     On April 7, 2000, the Company purchased an additional 34% of BMSA for $950,000. The transaction was accounted for as a step-acquisition of a minority interest whereby the fair value in excess of the then recorded accrued acquisition obligation was treated as an increase to goodwill. As a result of this step-acquisition, the Company's total ownership interest in BMSA increased to 85%. As of March 31, 2001, the holder of the 15% minority interest retains its Put Option with respect to the remaining 15% of the outstanding equity interest in BMSA pursuant to the terms of the original purchase agreement. The Company also retains its Purchase Option with respect to the remaining 15% equity interest in BMSA. As of March 31, 2001 the Company estimated the present value of the Put Option to be approximately $629,000.

     The Company has applied purchase accounting principles to the acquisition of its interest in BMSA and has allocated the purchase price to the assets acquired and liabilities assumed. The purchase price in excess of the fair value of the tangible assets has been allocated to goodwill. Goodwill, net as of March 31, 2001 and December 31, 2000 of $1,258,000 and $1,144,000, respectively, is being amortized through February 2009.

4.   RELATED PARTY TRANSACTIONS

     The related party payable represents amounts due for certain administrative services provided on an arms-length basis by Sepracor Inc., the Company's majority stockholder.

5.   STOCK-BASED COMPENSATION TO NON-EMPLOYEES

     In connection with stock options previously issued to non-employee advisors, the Company, in accordance with Emerging Issues Task Force Abstract 96-18 "Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services" ("EITF 96-18"), recognized $270,000 in non-employee compensation expense during the three-month period ended March 31, 2000. The non-cash stock-based compensation charge has been presented as a separate line item within the Statement of Operations for the three months ended March 31, 2000. The $270,000 aggregate fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

6.   COMMON STOCK FINANCING AND DEFERRED FINANCING COSTS

     On February 4, 2000, the Company completed a private equity placement of common stock and warrants for gross proceeds of approximately $5.9 million. Investors purchased 653,887 shares of the Company's common stock at a price of $9.00 per share, which included warrants to purchase up to an additional 163,468 shares of common stock. Of the total 653,887 common shares sold, unrelated third-party institutional investors purchased 609,445, or 93%, and 44,442, or 7%, were purchased by executive officers and members of the Company's Board of Directors. The warrants have an exercise price equal to $20.00 per share and expire on February 4, 2005. In accordance with the Black-Scholes option-pricing model, the Company valued the warrants at approximately $929,000 and included such amount as a component of additional paid-in capital. Pursuant to this private equity placement, during the three-month period ended March 31, 2000, the Company recorded $500,000 in deferred financing costs to cover all associated underwriting, legal and accounting fees.

                             BioSphere Medical, Inc.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

7.   LEGAL PROCEEDINGS

     On February 7, 2001, the Company, along with its subsidiary, BSMD Ventures, Inc., filed a complaint for declaratory judgment in the United States District Court for the District of Delaware against Artes Medical USA, Inc., The complaint seeks a declaration that United States Patent No. 5,344,452, which the Company refers to as the `452 patent, which Artes claims to have the right to enforce, is invalid and not infringed by BioSphere and BSMD Ventures. The `452 patent relates to "..implant[s] based on a biocompatible solid in powder form, in particular a plastic."

     On February 7, 2001, Artes Medical USA, Inc., filed a complaint against the Company in the United States District Court for the Central District of California (Los Angeles). The complaint claims that the Company is liable for infringement, inducement of infringement, and contributory infringement of the '452 patent. Artes seeks monetary damages as compensation for the alleged infringement and a permanent injunction against the alleged infringing activity. Artes Medical apparently asserts that all of the Company's microsphere-related products, including our Embosphere Microspheres, HepaSphere SAP Microspheres and MatrX Microspheres infringe the '452 patent. The Company believes Artes' claims are without merit and intends to vigorously defend these claims.

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

     BioSphere was originally incorporated in 1993 under the name BioSepra Inc., as a chromatography media company. During 1999, we strategically refocused our business on the development and commercialization of our proprietary microspheres for medical applications. In February 1999, we acquired a 51% ownership interest in Biosphere Medical S.A. ("BMSA"), a French societe anonyme. In April 2000, we increased our ownership interest in BMSA from 51% to 85%. BMSA retains the license to the embolotherapy device that is the main focus of our business. In May 1999, we sold substantially all of our assets relating to our former core business, chromatography, and changed our name to BioSphere Medical, Inc. We have an option to acquire the remaining 15% of BMSA at a later date. As of March 31, 2001, Sepracor Inc. ("Sepracor"), a specialty pharmaceutical company, beneficially owned approximately 55% of our outstanding common stock.

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

     We received CE Mark approval of our Embosphere Microspheres product in the European Union in 1997. CE Mark approval is a certification granted by European regulatory bodies, or by some manufacturers with satisfactory quality systems, that substantiates the compliance of products with specific standards of quality and/or safety. This approval is generally required prior to the commercialization of a medical device in the European Union. In January 2000, we received marketing approval of our Embosphere Microspheres product in Australia and Canada. We expect to initiate marketing approval in Japan for our HepaSphere SAP Microspheres product for the treatment of liver cancer within the next 24 months.

     Our revenue is primarily generated from product sales of Embosphere Microspheres in the United States, the European Union, Australia, and Canada. Product revenues also include the sale of barium and other ancillary products manufactured by us or by third parties.

     During 2000, we established two wholly owned subsidiaries to pursue the development of other microsphere technologies. In May 2000, Biosphere Medical Japan, Inc., a Delaware corporation, was established to develop and commercialize Embosphere Microspheres as well as HepaSphere SAP Microspheres in the Far East. In December 2000, BSMD Ventures, Inc., also a Delaware corporation, was established to explore and develop non-embolotherapy applications with a specific focus on tissue engineering uses. To this end, in January 2001, BSMD Ventures, Inc. entered into a strategic supply agreement with Inamed Corporation of Santa Barbara, California, a surgical and medical device company primarily engaged in the development, manufacturing and marketing of medical devices for the plastic and reconstructive surgery and aesthetic medicine markets. Under this multi-year agreement, BioSphere will supply its proprietary microspheres to Inamed for potential use in dermal applications. In exchange, Inamed has agreed to pay to BioSphere certain undisclosed up-front distribution access fees as well milestone payments upon the successful completion of certain development benchmarks. BioSphere will also be entitled to royalty payments on net sales of resulting commercially approved products.

     We have experienced operating losses in each fiscal period since our inception. As of March 31, 2001, we had approximately $12.4 million in cash and cash equivalents and an accumulated deficit of approximately $47.0 million. In connection with the execution of our business plan to further develop and capture a significant portion of the current embolotherapy market, we expect to experience continued losses for at least the next twelve-month period.

     We believe that current working capital coupled with anticipated sales of our EmboSphere Microspheres and other products, will provide liquidity sufficient to allow us to meet our expected spending obligations while also allowing the further development and testing of other product candidates and technologies. However, no assurances can be given that such revenues will, in fact, be realized. Should we not realize some or all of our revenue projections, we may be required to secure alternative financing arrangements, pursue additional strategic partners, and/or defer or limit some or all of our research, development and/or clinical projects.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Product revenues increased to $1,847,000 for the three-month period ended March 31, 2001 from $774,000 for the same period in 2000. The $1,073,000 increase in product revenues in the year-to-year quarters is due primarily to the market penetration of Embosphere Microspheres sales in the United States following receipt of FDA 510(k) clearance for embolization of hypervascularized tumors and arteriovenous malformations in April 2000. Also contributing to the 139% year-to-year revenue growth was increased EmboSphere Microspheres sales in the European Union and Canada.

     Cost of product revenues for the three-month period ended March 31, 2001 was $519,000, compared with $282,000, for the same period in 2000. The $237,000, or 84%, increase in the cost of product revenues for the three-month period ended March 31, 2001 was due to the 139% increased sales volume partially offset by a shift in the product sales mix to the higher-margin Embosphere Microspheres products.

     Gross margin for the three-month period ended March 31, 2001 was $1,328,000 (72% of revenues) compared with $492,000 (64% of revenues) for the same period in 2000. The increase in the three-month period margin in 2001 was attributable to increased sales and a shift in product sales mix to the higher margin Embosphere Microspheres products, particularly in the United States and Canada.

     Research and development expenses increased to $949,000 in the three months ended March 31, 2001 from $549,000 in the same period in 2000. The $400,000, or 73%, increase in the three months ended March 31, 2001 was due primarily to clinical and regulatory costs associated with the Phase I and recently initiated pivotal Phase II clinical trials aimed at establishing clinical data to support FDA specific labeling clearance or approval to use Embosphere Microspheres in the treatment of uterine fibroids. Consistent with these ongoing clinical trials, we anticipate future research and development expenses will increase. Additional expenses are also expected to result from the continued development and enhancements of our current products and product candidates.

     Selling, general and administrative expenses, net of non-employee stock option related charges, increased to $3,116,000 for the three months ended March 31, 2001 from $1,280,000 for the comparable period in 2000. The $1,836,000 increase in the three-month period ended March 31, 2001 was primarily due to the implementation of our product commercialization plan, including personnel costs, recruiting expenses and other selling and marketing expenses associated with developing and expanding a new product line. To a lesser extent, the increase was also due to increased general and administrative services needed to support our strategic commercialization and product development plans.

     In connection with stock options previously issued to non-employee advisors, we recognized, in accordance with Emerging Issues Task Force Abstract 96-18 "Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services" ("EITF 96-18"), $270,000 in non-employee compensation expense during the three-month period ended March 31, 2000. The non-cash stock-based compensation charge has been presented as a separate line item within the Statement of Operations for the three months ended March 31, 2000. The $270,000 aggregate fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model. In September 2000, the Company's Board of Directors authorized the vesting acceleration of all non-employee advisors' stock options subject to variable accounting principles. Accordingly, all compensation expense related to the aforementioned stock options issued to non-employees was recognized prior to the three months ended March 31, 2001.

     Interest and other income, net, in the three-month period ended March 31, 2001 was $236,000 compared to $151,000 in the comparable period in 2000. The increase was primarily due to timing differences in available investment funds associated with our February 4, 2000 and July 28, 2000 private equity placements.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our operations from product sales, net proceeds provided from public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by our majority shareholder Sepracor, bank financing, equipment financing leases and to a lesser extent, exercise of stock options. As of March 31, 2001, we had $12,437,000 in cash and cash equivalents and $11,612,000 of net working capital.

     For the three months ended March 31, 2001, we used $2,505,000 in operating cash primarily to fund our marketing and product development activities and finance working capital requirements for product sales in the United States. Cash used in operations is expected to support our further operational and product development efforts.

     Net cash used in investing activities was $292,000 for the three months ended March 31, 2001, all of which was used to purchase property and equipment. Current period purchases mainly included acquisitions of additional scientific, manufacturing and computer equipment needed to fortify our expansions in both the U.S. and France. Future capital expenditures are anticipated to continue over the next twelve-month period consistent with our plan to expand our sales and marketing force in the United States, Australia and Canada as well as build out BMSA's newly leased manufacturing facility in Roissy, France. If available on favorable terms, we expect to finance certain future fixed asset acquisitions through leasing arrangements.

     Net cash used in financing activities was $5,000 for the three months ended March 31, 2001. Cash use primarily resulted from the payments made against BMSA's term loan partially offset by cash receipts from stock option exercises.

     In collaboration with Sepracor, we have available a revolving credit agreement with a bank under which we may borrow up to $2.0 million, subject to limitations defined in the agreement and on borrowings outstanding by Sepracor. There were no borrowings outstanding by either Sepracor or us under this agreement as of March 31, 2001. Interest on any outstanding borrowings is payable monthly in arrears at prime (8.0% as of March 31, 2001) or the LIBOR rate (4.7% as of March 31, 2001) plus 0.75%. We are required to pay a commitment fee equal to 0.25% per annum on the average available unused line. Our ability to borrow under this credit line is dependent upon Sepracor's maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. As of March 31, 2001, Sepracor has informed us that all applicable lines of credit covenants have been satisfactorily met. Sepracor is guarantor of any amounts outstanding under the agreement. We have entered into a security agreement with Sepracor pursuant to which we have pledged to Sepracor all of our U.S. assets, including our equity ownership of BMSA, as collateral for Sepracor's guarantee to the bank. BMSA is not a party to the agreement with Sepracor and, therefore, has not pledged any of its assets. The revolving credit agreement will expire on December 31, 2001. Prior to December 31, 2001, we intend to negotiate a new revolving credit agreement containing similar terms, rates and conditions.

     We believe that our existing cash and other working capital will be sufficient to fund our operating and capital requirements, as currently planned, at least through the next twelve-month period. However, our cash requirements may vary materially from those now planned due to changes in anticipated research and development efforts, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA's regulatory process, the market's acceptance of any approved products, and other factors.

     We expect to incur substantial additional costs, including costs related to ongoing research and development activities, pre-clinical studies, clinical trials, the expansion of our laboratory and administrative functions as well as costs relating to further commercialization activities. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies or upon exercise of a put option held by the minority interest holder of BMSA to require us to purchase the remaining 15% interest. These additional funds may be raised from time to time through public or private sales of equity, through borrowings, or through other financings. There are no assurances that we will be able to obtain any additional funding that may be required on acceptable terms, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the expectations of management as of the filing date of this report. Actual results could differ materially from those anticipated by the forward-looking statements due to a number of important factors, including the risks and uncertainties described under the heading "Risk Factors That May Affect Future Operating Results," in our 2000 Annual Report on Form 10-K which is expressly incorporated herein by reference. You should consider carefully each of these risks and uncertainties in evaluating our financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to market risk in the form of interest rate risk and foreign currency risk. Our investments in short-term cash equivalents are subject to interest rate fluctuations. We do not believe that these exposures are material. We sell and distribute our products worldwide and the payables may be due in French currency or other local currencies. Therefore, we may experience gains or losses upon the payment of these inter-company obligations.


PART II. OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

     On February 7, 2001, we, along with our subsidiary, BSMD Ventures, Inc., filed a complaint for declaratory judgment in the United States District Court for the District of Delaware against Artes Medical USA, Inc. The complaint seeks a declaration that United States Patent No. 5,344,452, which we refer to as the `452 patent, which Artes claims to have the right to enforce, is invalid and not infringed by BioSphere and BSMD Ventures. The `452 patent relates to "..implant[s] based on a biocompatible solid in powder form, in particular a plastic."

     On February 7, 2001, Artes Medical USA filed a complaint against us in the United States District Court for the Central District of California (Los Angeles). The complaint claims that we are liable for infringement, inducement of infringement, and contributory infringement of the '452 patent. Artes seeks monetary damages as compensation for the alleged infringement and a permanent injunction against the alleged infringing activity. Artes Medical apparently asserts that all of our microsphere-related products, including our Embosphere Microspheres, HepaSphere SAP Microspheres and MatrX Microspheres infringe the '452 patent. We believe Artes' claims are without merit and intend to vigorously defend these claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A)   EXHIBITS

     99 Pages 16 through 26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which are deemed to be filed solely with respect to the section titled "Risk Factors That May Affect Future Operating Results."


B)   REPORTS ON FORM 8-K

     ITEM 5. OTHER EVENTS.

          On February 15, 2001, we filed a Current Report on Form 8-K to report that we issued a press release on February 8, 2001 announcing that we had filed a lawsuit against Artes Medical USA, Inc., regarding alleged patent infringement.

     ITEM 5. OTHER EVENTS.

          On February 15, 2001, we filed a Current Report on Form 8-K to report that we issued a press release on February 9, 2001 announcing that we had learned that Artes Medical USA, Inc., had filed a complaint alleging patent infringement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             BioSphere Medical, Inc.





     Date:
  May 7, 2001                                      /s/  Robert M. Palladino
                                                   -----------------------------
                                                        Robert M. Palladino
                                                        Chief Financial Officer
                                                        (principal financial and
                                                         accounting officer)

                                INDEX TO EXHIBITS

 EXHIBIT
   NO.     DESCRIPTION
 -------  ----------------------------------------------------------------------


     99 Pages 16 through 26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which are deemed to be filed solely with respect to the section titled "Risk Factors That May Affect Future Operating Results."