Form 10-Q
period 2001-06-30
BIOSPHERE MEDICAL INC
filed 2001-08-14
CIK 919015

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

                  For the quarterly period ended: June 30, 2001

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

The number of shares outstanding of the Registrant's Common Stock as of
August 3, 2001: 12,717,522 shares.
--------------------------------------------------------------------------------

                             BIOSPHERE MEDICAL, INC.

                                      INDEX


                                                                       Page

Part I  - Financial Information


Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of
          June 30, 2001 and December 31, 2000 (unaudited).................3

          Consolidated Condensed Statements of Operations
          for the Three and Six Months Ended June 30, 2001
          and 2000 (unaudited)............................................4

          Consolidated Condensed Statements of Cash Flows
          for the Three and Six Months Ended June 30, 2001
          and 2000 (unaudited)............................................5

          Notes to Consolidated Condensed Financial Statements............6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................11

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk.....................................................23

Part II - Other Information...............................................23

Signatures................................................................25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             BIOSPHERE MEDICAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share data / unaudited)


                                                       JUNE 30,     DECEMBER 31,
                                                         2001           2000
                                                     ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents ......................    $     9,405   $    15,276
 Accounts receivable, net of allowance for
  doubtful accounts of $109 and $29 as of
  June 30, 2001 and December 31, 2000,
  respectively ..................................          1,668          1,142
 Inventories ....................................            807            639
 Prepaid and other current assets ...............            283            124
                                                     ------------   ------------
    Total current assets ........................         12,163         17,181

Property and equipment, net .....................          1,182            694
Goodwill, net ...................................          1,456          1,144
Other assets ....................................            338            287
                                                     ------------   ------------
    Total assets ................................    $    15,139    $    19,306
                                                     ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ...............................    $     1,083    $       924
 Accrued compensation ...........................            990            994
 Other accrued expenses .........................          1,177          1,086
 Payable to related party .......................             38             14
 Current portion of long-term debt ..............             30             27
                                                     ------------   ------------
    Total current liabilities ...................          3,318          3,045

Minority interest acquisition obligation ........            871            478
Long-term debt ..................................             94             97
                                                     ------------   ------------
    Total liabilities ...........................          4,283          3,620

Stockholders' equity:
 Common stock, $0.01 par value, 25,000
  shares authorized; shares issued and
  outstanding: 10,597 as of June 30, 2001
  and 10,595 as of December 31, 2000 ............            106            106
Additional paid-in capital ......................         60,109         60,100
Accumulated deficit .............................        (49,297)       (44,515)
Cumulative translation adjustment ...............            (62)            (5)
                                                     ------------   ------------

    Total stockholders' equity ..................         10,856         15,686
                                                     ------------   ------------
    Total liabilities and stockholders' equity ..    $    15,139    $    19,306
                                                     ============   ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data / unaudited)


                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                ---------------------    ---------------------

                                                   2001       2000          2001       2000
                                                ---------   ---------    ---------   ---------

Product revenues.............................    $ 2,163    $    815     $  4,010    $  1,589
Collaboration revenues.......................        250         --           250         --
                                                ---------   ---------    ---------   ---------
   Total revenues............................      2,413         815        4,260       1,589

Costs and expenses:
  Cost of product revenues...................        589         404        1,108         686
  Research and development...................      1,249         564        2,198       1,113
  Selling, general and administrative (1)....      2,959       2,118        6,075       3,398
  Stock-based compensation to non-employees..        --          --           --          270
                                                ---------   ---------    ---------   ---------
   Total costs and expenses..................      4,797       3,086        9,381       5,467
                                                ---------   ---------    ---------   ---------
   Loss from operations......................     (2,384)     (2,271)      (5,121)     (3,878)

Interest and other income, net...............        102         104          339         255
                                                ---------   ---------    ---------   ---------
   Loss before minority interest.............     (2,282)     (2,167)      (4,782)     (3,623)
Minority interest............................        --           20          --          --
                                                ---------   ---------    ---------   ---------
   Net loss..................................   $ (2,282)   $ (2,147)    $ (4,782)   $ (3,623)
                                                =========   =========    =========   =========


                                                ---------   ---------    ---------   ---------
Basic and diluted net loss per share.........   $  (0.22)   $  (0.23)    $  (0.45)   $  (0.40)
                                                =========   =========    =========   =========

Weighted average common shares outstanding
    Basic and diluted........................     10,597       9,250       10,597       9,087
                                                =========   =========    =========   =========


(1) Excludes compensation charge for issuance of stock options to non-employee advisors





       The accompanying notes are an integral part of these consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands / unaudited)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                            ---------------------
                                                               2001        2000
                                                            ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................   $ (4,782)   $ (3,623)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Provision for doubtful accounts .....................         80          43
    Depreciation and amortization .......................        216         118
    Non-cash interest expense ...........................         --          20
    Foreign currency translation gain ...................         --         (85)
    Non-cash stock-based compensation
     to non-employees ...................................         --         270
    Changes in operating assets and liabilities:
      Accounts receivable ...............................       (606)        (70)
      Inventories .......................................       (168)       (250)
      Prepaid and other assets ..........................       (210)       (100)
      Accounts payable ..................................        159          76
      Accrued compensation ..............................         (4)         --
      Other accrued expenses ............................         91         736
      Payable to related party ..........................         24         (62)
                                                            ---------   ---------
  Net cash used in operating activities .................     (5,200)     (2,927)
                                                            ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ....................       (623)       (296)
  Change in other assets ................................         --        (138)
  Cash paid for 34% interest in Biosphere Medical S.A....         --        (920)
                                                            ---------   ---------
  Net cash used in investing activities .................       (623)     (1,354)
                                                            ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash provided by the issuance of common stock
   in private placements ................................         --       5,785
  Cash provided by the exercise of stock options.........          9         350
  Deferred financing costs ..............................         --        (500)
  Net Borrowings under line of credit agreements.........         --          13
  Net proceeds on long-term debt and capital leases .....         --         138
                                                            ---------   ---------
  Net cash provided by financing activities..............          9       5,786
                                                            ---------   ---------
Effect of exchange rate changes on cash and
   cash equivalents .....................................        (57)         56
                                                            ---------   ---------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS ....     (5,871)      1,561
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........     15,276       5,368
                                                            ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $  9,405    $  6,929
                                                            =========   =========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)   Nature of Business

     BioSphere Medical, Inc. ("BioSphere" or the "Company") was incorporated in Delaware in December 1993 under the name BioSepra Inc. During 1999, the Company strategically refocused its business on the development and commercialization of its proprietary Embosphere Microspheres for medical applications. In February 1999 and April 2000 we acquired ownership interests in Biosphere Medical S.A. ("BMSA"), a French societe anonyme totaling 85%. BMSA retains the license to the embolotherapy device that is the main focus of our business. In May 1999, we sold substantially all of our assets relating to our former core business, chromatography, and changed our name to BioSphere Medical, Inc. We have an option to acquire the remaining 15% of BMSA at a later date. As of June 30, 2001, Sepracor Inc. ("Sepracor"), a specialty pharmaceutical company, beneficially owned approximately 55% of our outstanding common stock. On July 3, 2001, the Company and Sepracor, acting as a selling stockholder, completed an underwritten public offering of 4.0 million shares of our common stock. Of the
4.0 million shares of our common stock offered, the Company sold 2.0 million shares and Sepracor sold 2.0 million shares. Net proceeds to the Company were approximately $20.4 million. On August 6, Sepracor sold an additional 600,000 shares of our common stock pursuant to exercise of the underwriter's over allotment option. As a result of this offering, including the sale of shares pursuant to exercise of the over allotment option, Sepracor's beneficial ownership interest in our outstanding common stock decreased to approximately 25% (See Note 9).

     During 2000, the Company established two wholly owned subsidiaries to pursue the development of other microsphere technologies. In May 2000, BioSphere Medical Japan, Inc., a Delaware corporation, was established to develop and commercialize Embosphere Microspheres as well as HepaSphere SAP Microspheres in Asia. In December 2000, BSMD Ventures, Inc., also a Delaware corporation, was established to explore and develop alternative applications for the Company's microsphere platform technology with a specific focus on dermal and other tissue engineering uses.

     The Company believes that current working capital coupled with proceeds received in a secondary public offering (See Note 9) and anticipated sales of its EmboSphere Microspheres and other products, will provide liquidity sufficient to allow it to meet its expected spending obligations while also allowing the further development and testing of other product candidates and technologies. However, no assurances can be given that such revenues will, in fact, be realized. Should the Company not realize some or all of its revenue projections, it may be required to secure alternative financing arrangements, pursue additional strategic partners, and/or defer or limit some or all of its research, development and/or clinical projects.

B)   Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's annual audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The consolidated condensed financial statements include the accounts of the Company, its majority-owned subsidiary, BMSA, and its wholly owned subsidiaries Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three and six months ended June 30, 2001 and 2000. The results of operations for the presented periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     Certain prior period amounts have been reclassified to conform to current reporting, including stock-based compensation to non-employees (See Note 5).

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


C)   Revenue Recognition

     Revenues from product sales are recognized when goods are shipped to customers. Management establishes reserves for potential sales returns and evaluates, on a periodic basis, the adequacy of those reserves based upon realized experience. To date, returns have not been material.

     Revenues earned under contractual collaboration agreements is deemed earned when all of the following conditions have been met; all obligations of the Company relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue.

D)   Comprehensive Income /(Loss)

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

E)   Net Loss Per Share

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Total warrants and options convertible into common stock as of June 30, 2001 and 2000, equaled 4,286,898 and 4,057,448, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.

F)   Goodwill and Other Assets

     Goodwill represents the difference between the purchase price and the fair value of the tangible and identifiable intangible net assets acquired when accounted for in accordance with the purchase method of accounting. In February 1999, and again in April 2000, the Company recorded goodwill upon the cumulative acquisition of 85% of BMSA. The BMSA purchase agreement also contained provisions allowing the Company to acquire the remaining 15% minority interest in BMSA (See Note 3). Goodwill associated with the original 85% acquisition as well as the subsequent 15% minority interest acquisition accruals has been amortized over the shorter of an estimated ten-year useful life or February 2009, which is ten years from the date of the original purchase agreement. Accumulated amortization was approximately $256,000 and $175,000 as of June 30, 2001 and December 31, 2000, respectively.

     As of June 30, 2001, the Company has evaluated the potential impairment of its long-lived assets with respect to events or changes in circumstances that may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management's assessment as of June 30, 2001, the Company has determined that no impairment of long-lived assets exists.

G)   New Accounting Pronouncements

     On June 30, 2001 the Financial Accounting and Standards Board issued Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, and No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling-of-interests methods. FAS 141 also provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill. FAS 142 provides new guidance on how to account for goodwill and intangible assets after the acquisition is complete. The most substantive change included in FAS 142 is that goodwill will no longer be amortized; instead, it will be periodically tested, at least annually, for impairment and reduced when carrying value exceeds estimated fair-value. Although both standards will be effective as of January 1, 2002, certain provisions of FAS 142 will require that goodwill acquired after June 30, 2001 will not be amortized. To date, a comprehensive analysis of these two pronouncements has not been preformed. However, except for the discontinuance of amortization expense, the Company does not believe the adoption of these standards will have a material effect upon its consolidated financial statements.

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


2.   INVENTORIES

     Inventories are stated at the lower of cost or market and consist of the following:


                                                    June 30,    December 31,
            (In thousands)                            2001          2000
            ----------------------------------   ------------   ------------
            Raw material .....................   $       149    $       156
            Work in progress .................           149             78
            Finished goods ...................           509            405
                                                 ------------   ------------
                                                 $       807    $       639
                                                 ============   ============

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

     On April 7, 2000, the Company purchased an additional 34% of BMSA for $950,000. The transaction was accounted for as a step-acquisition of a minority interest whereby the fair value in excess of the then recorded accrued acquisition obligation was treated as an increase to goodwill. As a result of this step-acquisition, the Company's total ownership interest in BMSA increased to 85%. As of June 30, 2001, the holder of the 15% minority interest retains its Put Option with respect to the remaining 15% of the outstanding equity interest in BMSA pursuant to the terms of the original purchase agreement. The Company also retains its Purchase Option with respect to the remaining 15% equity interest in BMSA. As of June 30, 2001, the Company estimated the present value of the Put Option to be approximately $871,000.

     The Company has applied purchase accounting principles to the acquisition of its interest in BMSA and has allocated the purchase price to the assets acquired and liabilities assumed. The purchase price in excess of the fair value of the tangible assets has been allocated to goodwill. Goodwill, net equaled $1.46 million and $1.1 million as of June 30, 2001 and December 31, 2000 of, respectively.

4.   SEGMENT AND GEOGRAPHIC DATA

     The Company develops microspheres for use in the treatment of hypervascularized tumors and malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment. Operations are primarily conducted in two geographic regions: North America and Europe. Operations by geographic region for the three and six months ended June 30, 2001 and 2000 are as follows:

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


 4.  SEGMENT AND GEOGRAPHIC DATA (continued)


                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                --------------------  --------------------
 (In thousands)                                    2001       2000       2001       2000
 ---------------------------------------------  --------------------  --------------------
 REVENUE
  United States
   Unaffiliated customers.....................   $ 1,449    $    90    $ 2,515    $    93
   Collaboration revenues.....................       250         --        250         --
                                                --------------------  --------------------
  Total revenues - United States..............   $ 1,699    $    90    $ 2,765    $    93
                                                ====================  ====================

  Europe
   Unaffiliated customers (Primarily French)..   $   607    $   616    $ 1,271    $ 1,272
   Related parties............................       801        620      1,777        620
   Transfer to other geographic areas.........       107        109        224        224
                                                --------------------  --------------------
                                                   1,515      1,345      3,272      2,116
   Elimination and adjustments................      (801)      (620)    (1,777)      (620)
                                                --------------------  --------------------
   Total revenue..............................   $   714    $   725    $ 1,495    $ 1,496
                                                ====================  ====================

 OPERATING LOSSES
  United States...............................   $(2,651)   $(2,395)   $(5,716)   $(3,978)
  Europe......................................       369        248        934        355
                                                --------------------  --------------------
   Total operating loss.......................   $(2,282)   $(2,147)   $(4,782)   $(3,623)
                                                ====================  ====================




5.   RELATED PARTY TRANSACTIONS

     Payable to party payable represents amounts due for certain administrative services provided on an arms-length basis by Sepracor, the Company's majority stockholder as of June 30, 2001. Total fees charged for services rendered in the three and six-month periods ended June 30, 2001 were not material.

6.   STOCK-BASED COMPENSATION TO NON-EMPLOYEES

     In connection with stock options previously issued to non-employee advisors, the Company, in accordance with Emerging Issues Task Force Abstract 96-18 "Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services" ("EITF 96-18"), recognized $270,000 in non-employee compensation expense during the six-month period ended June 30, 2000. The non-cash stock-based compensation charge has been presented as a separate line item within the Statement of Operations for the six months ended June 30, 2000. The $270,000 aggregate fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

7.   COMMON STOCK FINANCING AND DEFERRED FINANCING COSTS

     On February 4, 2000, the Company completed a private equity placement of common stock and warrants for gross proceeds of approximately $5.9 million. Investors purchased 653,887 shares of the Company's common stock at a price of $9.00 per share, which included warrants to purchase up to an additional 163,468 shares of common stock. Of the total 653,887 common shares sold, unrelated third-party institutional investors purchased 609,445, or 93%, and 44,442, or 7%, were purchased by executive officers and members of the Company's Board of Directors. The warrants have an exercise price equal to $20.00 per share and expire on February 4, 2005. In accordance with the Black-Scholes option-pricing model, the Company valued the warrants at approximately $929,000 and included such amount as a component of additional paid-in capital. Pursuant to this private equity placement, during the six-month period ended June 30, 2000, the Company recorded $500,000 in deferred financing costs to cover all associated underwriting, legal and accounting fees.

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


8.   LEGAL PROCEEDINGS

     On February 7, 2001, Artes Medical USA, Inc. filed a complaint in the United States District Court for the Central District of California (Los Angeles), alleging that the Company was liable for infringement, inducement of infringement, and contributory infringement of U.S. patent no. 5,344,452, which the Company refers to as the '452 patent. The '452 patent relates to "...implant[s] based on a biocompatible solid in powder form, in particular a plastic." Artes sought monetary damages as compensation for the alleged infringement and a permanent injunction against the alleged infringing activity. Artes alleged that all of our microsphere-related products, including our Embosphere Microspheres, HepaSphere SAP Microspheres and MatrX Microspheres infringe the '452 patent.

     On February 7, 2001, the Company filed a complaint for declaratory judgment in the United States District Court for the District of Delaware against Artes. The complaint sought a declaration that the '452 patent is invalid and not infringed by BioSphere and BSMD Ventures.

     On May 16, 2001, representatives of Artes, BSMD Ventures, and BioSphere Medical executed an agreement to settle the Delaware and California actions. On May 24, 2001, the parties submitted joint stipulations and orders of dismissal in both the Delaware and California courts. The California action was dismissed by the court on May 25, 2001. The Delaware action was dismissed by the court on May 29, 2001.

     The impact of this settlement did not and will not have a material impact on the Company's operating results.

9.   SUBSEQUENT EVENT

     On July 3, 2001, the Company and Sepracor, a selling stockholder, completed an underwritten public offering of 4.0 million shares of our common stock at $11.00 per share. Of the 4.0 million shares of common stock offered, the Company sold 2.0 million shares and Sepracor sold 2.0 million shares. Net proceeds to the Company were approximately $20.4 million. Proceeds from the public offering will be used for working capital and general corporate purposes, including product commercialization and research and development. On August 6, 2001, Sepracor sold an additional 600,000 shares of our common stock pursuant to exercise of the underwriter's over allotment option. As a result of this offering, including the sale of shares pursuant to exercise of the over allotment, Sepracor's beneficial ownership interest in the Company's outstanding common stock decreased from approximately 55% to approximately 25%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

     BioSphere was originally incorporated in 1993 under the name BioSepra Inc., as a chromatography media company. During 1999, we strategically refocused our business on the development and commercialization of our proprietary microspheres for medical applications. In February 1999 and April 2000, we acquired ownership interests in Biosphere Medical S.A. ("BMSA"), a French societe anonyme totaling 85%. BMSA retains the license to the embolotherapy device that is the main focus of our business. In May 1999, we sold substantially all of our assets relating to our former core business, chromatography, and changed our name to BioSphere Medical, Inc. We have an option to acquire the remaining 15% of BMSA at a later date. As of June 30, 2001, Sepracor Inc. ("Sepracor"), a specialty pharmaceutical company, beneficially owned approximately 55% of our outstanding common stock. On July 3, 2001, the Company and Sepracor, a selling stockholder, completed an underwritten public offering of 4.0 million shares of our common stock at $11.00 per share. Of the 4.0 million shares of common stock offered, the Company sold 2.0 million shares and Sepracor sold 2.0 million shares. Net proceeds to the Company were approximately $20.4 million. Proceeds from the public offering will be used for working capital and general corporate purposes, including product commercialization and research and development. On August 6, 2001, Sepracor sold an additional 600,000 shares of our common stock pursuant to exercise of the underwriter's over allotment option. As a result of this offering, including the sale of shares pursuant to exercise of the over allotment, Sepracor's beneficial ownership interest in the Company's outstanding common stock decreased from approximately 55% to approximately 25%.

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

     In April 2000, we received clearance from the United States Food and Drug Administration ("FDA") for embolization of hypervascularized tumors and arteriovenous malformations. In December 2000, we commenced our pivotal Phase II clinical testing under an investigational device exemption of the safety and effectiveness of treating uterine fibroids by Uterine Artery Embolization with our Embosphere Microspheres. An investigational device exemption is a regulatory exemption granted by the FDA to medical device manufacturers for the purpose of conducting clinical studies. We intend, pending FDA clearance for this indication, to promote our microspheres for the treatment of uterine fibroids. We do not anticipate receiving this clearance before 2002, if at all. In July 2001, the Company received FDA clearance for EmboGold (TM) a new colorized Embosphere Microsphere.

     Our revenues are primarily generated from product sales of Embosphere Microspheres in the United States, the European Union, Australia, and Canada. Product revenues also include the sale of barium and other ancillary products manufactured by us or by third parties. Although we have not received FDA clearance or approval to market our Embosphere Microspheres for use in the treatment of uterine fibroids, we believe that a majority of our revenues in the United States for the year ended December 31, 2000 and the six months ended June 30, 2001 was derived from the sale of Embosphere Microspheres for use in uterine fibroid embolization.

     During 2000, we established two wholly owned subsidiaries to pursue the development of other microsphere technologies. In May 2000, Biosphere Medical Japan, Inc., a Delaware corporation, was established to develop and commercialize Embosphere Microspheres as well as HepaSphere SAP Microspheres in the Asia. In December 2000, BSMD Ventures, Inc., also a Delaware corporation, was established to explore and develop non-embolotherapy applications with a specific focus on tissue engineering uses.

     We have experienced operating losses in each fiscal period since our inception. As of July 3, 2001, we had approximately $29.8 million in cash and cash equivalents and an accumulated deficit of approximately $49.3 million. In connection with the execution of our business plan to further develop and capture a significant portion of the current embolotherapy market, we expect to experience continued losses for at least the next twelve-month period.

     We believe that the $20.4 million raised on July 3, 2001 added to our existing working capital and anticipated sales of our EmboSphere Microspheres and other products, will provide liquidity sufficient to allow us to meet our expected spending obligations while also allowing the further development and testing of other product candidates and technologies. However, no assurances can be given that such revenues will, in fact, be realized. Should we not realize some or all of our revenue projections, we may be required to secure alternative financing arrangements, pursue additional strategic partners, and/or defer or limit some or all of our research, development and/or clinical projects. Financing arrangements or additional strategic partners may not be available to us on acceptable terms, if at all.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Total revenues increased to $2,413,000 for the three-month period ended June 30, 2001 from $815,000 for the same period in 2000. Included in revenues in the three-month period ended June 30, 2001 was $250,000 in collaboration revenues earned in connection with a supply agreement signed with Inamed Corporation. The $1,348,000 or 165% increase in product revenues in the year-to-year quarters was due primarily to the market penetration of Embosphere Microspheres sales in the United States following receipt of FDA 510(k) clearance for use of Embosphere Microspheres for embolization of hypervascularized tumors and arteriovenous malformations in April 2000. Also contributing to the significant revenue growth was increased EmboSphere Microspheres sales in the European Union and Canada.

     Cost of product revenues for the three-month period ended June 30, 2001 was $589,000, compared with $404,000, for the same period in 2000. The $185,000, or 46%, increase in the cost of product revenues for the three-month period ended June 30, 2001 was due to the 165% increase in sales volume partially offset by a shift in the product sales mix to the higher-margin Embosphere Microspheres products.

     Gross margin from product sales for the three-month period ended June 30, 2001 was $1,574,000 (approximately 73% of product revenues) compared with $411,000 (50% of product revenues) for the same period in 2000. The increase in the three-month period margin in 2001 was attributable to increased sales added to a shift in product sales mix to the higher margin Embosphere Microspheres products, particularly in the United States and Canada.

     Research and development expenses increased to $1,249,000 in the three months ended June 30, 2001 from $564,000 in the same period in 2000. The $685,000, or 121%, increase in the three months ended June 30, 2001 was due primarily to clinical and regulatory costs associated with residual Phase I and the Company's ongoing pivotal Phase II clinical trials aimed at establishing clinical data to support FDA specific labeling clearance or approval to use Embosphere Microspheres in the treatment of uterine fibroids. Consistent with the ongoing pivotal Phase II UFE clinical trial, we anticipate future research and development expenses will increase. Additional expenses are also expected to result from the continued development and enhancements of our current pipeline products and product candidates.

     Selling, general and administrative expenses increased to $2,959,000 for the three months ended June 30, 2001 from $2,118,000 for the comparable period in 2000. The $841,000, or 40% increase in the three-month period ended June 30, 2001, was primarily due to the implementation of our product commercialization plan, including personnel costs, recruiting expenses and other selling and marketing expenses associated with developing and expanding a new product line.

     Interest and other income, net, in the three-month period ended June 30, 2001 was $102,000 compared to $104,000 in the comparable period in 2000. The decrease was primarily due to differences in realized investment yields added to the effects of foreign currency fluctuations. To date, the Company has not recorded a benefit for income taxes, as we believe the ability to realize such tax benefits is uncertain.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Total revenues increased to $4,260,000 for the six-month period ended June 30, 2001 from $1,589,000 for the same period in 2000. Included in revenues in the six-month period ended June 30, 2001 was $250,000 in collaboration revenues earned in connection with the aforementioned Inamed supply agreement. The $2,421,000 or 152% increase was due primarily to the market penetration of Embosphere Microspheres sales in the United States following receipt of FDA 510(k) clearance in April 2000. Included in revenue in the six-month period ended June 30, 2001 was $250,000 in collaboration revenues earned in connection with a supply agreement signed with Inamed.


     Cost of product revenues for the six months ended June 30, 2001 was $1,108,000, compared with $686,000, for the same period in 2000. The $422,000, or 62%, increase in the cost of product revenues for the six month period ended June 30, 2001 was due to a 152% increase in sales volume partially offset by a shift in the product sales mix to the higher-margin Embosphere Microspheres products.


     Gross margin from product sales for the six months ended June 30, 2001 was $2,902,000 (72% of product revenues) compared with $903,000 (57% of product revenues) for the same period in 2000. The increase in the six-month period margin in 2001 was attributable to increased sales volume and a shift in product sales mix to the higher margin Embosphere Microspheres products, particularly in the United States and Canada.

     Research and development expenses increased to $2,198,000 in the six months ended June 30, 2001 from $1,113,000 in the same period in 2000. The $1,085,000, or 97%, increase in the six months ended June 30, 2001 was due primarily to clinical and regulatory costs associated with the Company's Phase I and pivotal Phase II clinical trials. Also contributing to the increase was an increase in staffing within the United States.

     Selling, general and administrative expenses increased 79% from $3,398,000 during the six months ended June 30, 2000 to $6,075,000 for the comparable period in 2001. The $2,677,000 increase was primarily due to the implementation of our product commercialization plan, including personnel costs, recruiting expenses and other selling and marketing expenses associated with developing and expanding a new product line.

     In connection with stock options previously issued to non-employee advisors, we recognized, in accordance with Emerging Issues Task Force Abstract 96-18 "Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services" ("EITF 96-18"), $270,000 in non-employee compensation expense during the six-month period ended June 30, 2000. The non-cash stock-based compensation charge has been presented as a separate line item within the Statement of Operations for the six months ended June 30, 2000. The $270,000 aggregate fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

     Interest and other income, net, in the six-month period ended June 30, 2001 was $339,000 compared to $255,000 in the comparable period in 2000. The increase was primarily due to an increase in invested cash balances added to the effects of foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our operations from product sales, net proceeds provided from public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by Sepracor, bank financing, equipment financing leases and to a lesser extent, exercise of stock options. As of June 30, 2001, we had $9,405,000 in cash and cash equivalents and $8,845,000 of net working capital. On July 3, 2001, the Company and Sepracor, a selling stockholder, completed an underwritten public offering of 4.0 million shares of our common stock at $11.00 per share. Of the 4.0 million shares of common stock offered, the Company sold 2.0 million shares and Sepracor sold 2.0 million shares. Net proceeds to the Company were approximately $20.4 million. Proceeds from the public offering will be used for working capital and general corporate purposes, including product commercialization and research and development. On August 6, 2001, Sepracor sold an additional 600,000 shares of our common stock pursuant to exercise of the underwriter's over allotment option. As a result of this offering, including the sale of shares pursuant to exercise of the over allotment, Sepracor's beneficial ownership interest in the Company's outstanding common stock decreased from approximately 55% to approximately 25%.

     For the six months ended June 30, 2001, we used $5,200,000 in operating cash primarily to fund our marketing and product research and development activities and finance working capital requirements for product sales particularly in the United States. Cash used in operations is expected to decrease, as product revenue growth will partially offset our operational and product development efforts.

     Net cash used in investing activities was $623,000 for the six months ended June 30, 2001, all of which was used to purchase property and equipment. Purchases during the six-month period ended June 30, 2001, mainly included acquisitions of additional scientific, manufacturing and computer equipment needed for our expansions in both the U.S. and France. Future capital expenditures are anticipated to continue over the next twelve-month period consistent with our plan to expand our sales and marketing force in the United States, Australia and Canada as well as expand our manufacturing capabilities within the United States. If available on favorable terms, we expect to finance certain future fixed asset acquisitions through leasing arrangements.

     In collaboration with Sepracor, we have available a revolving credit agreement with a bank under which we may borrow up to $2.0 million, subject to limitations defined in the agreement and on borrowings outstanding by Sepracor. There were no borrowings outstanding by either Sepracor or us under this agreement as of June 30, 2001. Interest on any outstanding borrowings is payable monthly in arrears at prime (6.75% as of June 30, 2001) or the LIBOR rate (4.1% as of June 30, 2001) plus 0.75%. We are required to pay a commitment fee equal to 0.25% per annum on the average available unused line. Our ability to borrow under this credit line is dependent upon Sepracor's maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. Sepracor has informed us that, as of June 30, 2001, all applicable lines of credit covenants have been satisfactorily met or otherwise waived by the bank. Sepracor is guarantor of any amounts outstanding under the agreement. We have entered into a security agreement with Sepracor pursuant to which we have pledged to Sepracor all of our U.S. assets, excluding our equity ownership of BMSA as collateral for Sepracor's guarantee to the bank. BMSA is not a party to the agreement with Sepracor and, therefore, has not pledged any of its assets. If we default under the security agreement with Sepracor or under any other agreement relating to indebtedness for borrowed money, we will be required to pledge our equity ownership of BMSA to Sepracor. The revolving credit agreement will expire on December 31, 2001. Prior to December 31, 2001, we intend to negotiate a new and independent revolving credit agreement containing similar terms, rates and conditions.

     We believe that our existing cash and other working capital, including the approximate $20.4 million received by us in the public offering which closed in July 2001, will be sufficient to fund our operating and capital requirements, as currently planned, at least through the next twelve-month period. However, our cash requirements may vary materially from those now planned due to changes in anticipated research and development efforts, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA's regulatory process, the market's acceptance of any approved products, and other factors.

     We expect to incur substantial additional costs, including costs related to ongoing research and development activities, pre-clinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions as well as costs relating to further commercialization activities. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies or upon exercise of a put option held by the minority interest holder of BMSA to require us to purchase the remaining 15% interest. These additional funds may be raised from time to time through additional public or private sales of equity, through borrowings, or through other financings. There are no assurances that we will be able to obtain any additional funding that may be required on acceptable terms, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the expectations of management as of the filing date of this report. Actual results could differ materially from those anticipated by the forward-looking statements due to a number of important factors, including the risks and uncertainties described below. You should consider carefully each of these risks and uncertainties in evaluating our financial condition and results of operations.

RISK RELATING TO OUR FUTURE PROFITABILITY

Because we have a history of losses and our future profitability is uncertain, our common stock is a highly speculative investment

     We have incurred operating losses since our inception and, as of June 30, 2001, had an accumulated deficit of approximately $49,300,000. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory and administrative capabilities and for other general corporate purposes. We expect to continue incurring losses for at least the next 12 to 18-month period as we expand our commercialization efforts.

     We may never become profitable. If we do become profitable, we may not remain profitable on a continuing basis. Our failure to become and remain profitable would depress the market price of our common stock and impair our ability to raise capital and expand, diversify or continue our operations.

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY

If we do not achieve widespread market acceptance of our Embosphere Microspheres product, our business prospects will be seriously harmed

     Our Embosphere Microspheres are based on new technologies and therapeutic approaches. In the United States, we only recently began selling our Embosphere Microspheres product. Our success will depend upon the medical community, patients and third party payors accepting our Embosphere Microspheres product as medically useful, cost-effective and safe. In particular, our success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our products in lieu of, or in addition to, receiving other forms of treatment which the obstetrics and gynecology physicians can provide directly.

     Negative publicity associated with any adverse medical effects attributed to embolization treatments generally or our product specifically, may create the market perception that our products are unsafe. For example, patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. In addition, Embosphere Microspheres are designed to remain in the body permanently. As a result, there is some risk that some or all of the
Embosphere Microspheres used in a medical procedure may travel in the blood system beyond the intended site of action and occlude, or block, other blood vessels, resulting in significant adverse health effects on the patient or even death. Moreover, to use our Embosphere Microspheres correctly for a particular medical procedure, physicians must select and use the proper size and quantity of Embosphere Microspheres. A physician's selection and use of the wrong size or quantity of Embosphere Microspheres could have significant adverse health effects on the patient, including death. It will be necessary for us to spend significant amounts of money and allocate management resources to educate physicians about the selection and use of the proper size and quantity of Embosphere Microspheres in patient therapy. In addition, there is only limited data concerning the long-term health effects on persons resulting from embolotherapy using our Embosphere Microspheres.

     If we are not able to successfully educate physicians to properly use our product or if the market determines or concludes that our product is not safe or effective for any reason, we may be exposed to product liability claims, product recalls and fines or other penalties or enforcement actions by regulatory agencies and associated adverse publicity. In addition, we have provided to our customers a satisfaction guarantee that requires us to accept the return of any inventory and credit the entire amount of the original order if a properly-trained customer is not satisfied with the performance of our microspheres. If we experience adverse publicity or are subject to product liability claims, excessive guarantee claims, recalls, fines and the like, we will be unable to commercialize successfully our products and achieve profitability.

We will be required to expend significant resources for research, development, testing and regulatory approval of our products under development and these products may not be developed successfully

     We are developing and commercializing products for medical applications using embolotherapy techniques and also seeking to develop potential applications in several non-embolotherapy applications. Except for our Embosphere Microspheres product, most of our product candidates are still in the early stages of research and development. Our products may not provide greater benefits than current treatments or products or treatments or products under development. All of our products under development will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

o    be developed successfully;

o    be proven safe and efficacious in clinical trials;

o offer therapeutic or other improvements over current treatments and products; o meet applicable regulatory standards;

o    be capable of being produced in commercial  quantities at acceptable costs;
     or

o    be successfully marketed.

If we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and increasing our sales

     We are currently developing sales, distribution and marketing capabilities in the United States and have only limited sales, distribution and marketing capabilities in the European Union. It is expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose or find it necessary to enter into strategic collaborations to sell, market and distribute our products. The terms of any collaboration may not be favorable to us. We may not be able to provide adequate incentive to our sales force or to establish distribution and marketing collaborations with other companies to promote our products. We must also market the products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

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

If we are unable to obtain adequate product liability insurance, then we may have to pay significant monetary damages in a successful product liability claim against us

     The development and sale of medical devices entails an inherent risk of product liability. Product liability insurance is generally expensive for medical device companies such as ours. Although we maintain limited product liability insurance coverage for the clinical trials of our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all. Insurance we subsequently obtain may not provide us with adequate coverage against all potential claims. If we are exposed to product liability claims for which we have insufficient insurance, we may be required to pay significant damages which would prevent or delay our ability to commercialize our products.

If we are not able to compete effectively, we may experience decreased demand for our products which may result in price reductions

     We have many competitors in the United States and abroad, including medical device and therapeutics companies, universities and other private and public research institutions. Our success depends upon our ability to develop and maintain a competitive position in the embolotherapy market. Our key competitors are Cordis Corporation, a Johnson & Johnson company, Boston Scientific Corporation and Cook Incorporated. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products that compete with our Embosphere Microspheres product more rapidly or at less cost than we can. Currently, the primary products with which our Embosphere Microspheres compete for some of our applications are polyvinyl alcohol, polymerizing gels and coils. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

     We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our market and continue to grow our business. Moreover, we may not be able to compete effectively, and competitive pressures may result in less demand for our products and impair our ability to become profitable.

If we fail to maintain, or in some instances obtain, an adequate level of reimbursement for our products by third-party payors, there may be no commercially viable markets for our products

     The availability and levels of reimbursement by governmental and other third party payors affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not reimburse for embolization procedures. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices that companies such as ours charge for medical products. In some foreign countries, particularly the countries of the European Union where our Embosphere Microspheres product is currently marketed and sold, the pricing of medical devices is subject to governmental control and the prices charged for our products have in some instances been reduced as a result of these controls. Additionally, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. These proposals, if adopted, could result in less sales revenue to us, and could affect our ability to raise capital and market our products.

If we do not retain our senior management, other key employees, scientific collaborators and advisors, we may not be able to successfully implement our business strategy

     The loss of key members of our management team could harm us. We also depend on our scientific collaborators and advisors, all of whom have other commitments that may limit their availability to us. Our success is substantially dependent on the ability, experience and performance of these members of our senior management and other key employees, scientific collaborators and advisors. Because of their ability and experience, if we lose one or more of these individuals, we may not be able to implement successfully our business strategy.

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

If we make any acquisitions, we will incur a variety of costs and may never successfully integrate the acquired business into ours

     We may attempt to acquire businesses, technologies, services or products that we believe are a strategic complement to our business model. We may encounter operating difficulties and expenditures relating to integrating an acquired business, technology, service or product. These acquisitions may also absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. We may also make dilutive issuances of equity securities, incur debt or experience a decrease in the cash available for our operations, or incur contingent liabilities in connection with any future acquisitions.

If we are compelled to acquire the remaining interest in Biosphere Medical S.A., we may be required to incur indebtedness, or make a significant cash payment, which may result in a decrease in available cash for our operations

     We currently own 85% of the outstanding capital stock of Biosphere Medical S.A., a French societe anonyme which we refer to as BMSA. We have the right to acquire the remaining 15% of BMSA in 2004. The purchase price that we are required to pay is equal to the product of the percentage interest to be purchased and the sum of BMSA's rolling average twelve-month sales and worldwide Embosphere Microsphere sales as of the date of exercise. Moreover, the holder of the remaining 15% interest has the option to require us to purchase the remaining 15% interest from December 31, 2003 until December 31, 2004 for an amount equal to the greater of an agreed upon price (in French francs) for each percentage interest to be sold or the amount payable adjusted to a rolling nine-month sales average under the purchase option. In any event, the price that we are required to pay if the minority holder exercises its put option shall not be less than FF551,020 (approximately $71,300 as of June 30, 2001). If we are compelled by the minority stockholder to acquire the minority interest at a future date, we could be required to make a significant payment, which could result in us incurring debt or a decrease in the cash available to us for our operations.

Because Sepracor Inc. and our executive officers and directors own a majority of our common stock, they have substantial control over us

     As of August 10, 2001, Sepracor Inc. beneficially owned approximately 25% of our outstanding common stock. In addition, as of August 10, 2001, our executive officers and directors beneficially owned, in the aggregate, approximately 12% of our outstanding common stock, excluding shares owned by Sepracor which some of our directors and executive officers may be deemed to beneficially own but including shares issuable upon exercise of vested options and warrants. Two of our directors are executive officers of Sepracor. Sepracor and our executive officers and directors will have substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

o    the election of directors;

o    the amendment of charter documents;

o the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets; and

o the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

This ownership concentration could cause the market price of our common stock to decline. In addition, conflicts of interest between Sepracor and us may arise, including with respect to competitive business activities and control of our management and our affairs.

RISKS RELATING TO REGULATORY MATTERS

If we do not obtain the regulatory approvals required to market and sell our products, then our business will be unsuccessful and the market price of our stock will substantially decline

     We are subject to regulation by government agencies in the United States and abroad with respect to the manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. For example, our products are subject to approval or clearance by the FDA prior to marketing in the United States for commercial use. Similar regulations exist in most major foreign markets, including the European Union and Asia The process of obtaining necessary regulatory approvals and clearances will be time-consuming and expensive for us. If we do not receive required regulatory approval or clearance to market our products, we will not be able to develop and commercialize our products and become profitable, and the value of our common stock will substantially decline.

     We are focusing our immediate product commercialization efforts on our Embosphere Microspheres. In April 2000, we obtained clearance from the FDA to market our Embosphere Microspheres in the United States for the embolization of hypervascularized tumors and arteriovenous malformations. However, before we can market Embosphere Microspheres in the United States for use in the embolization of uterine fibroids, we will require either FDA clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, which we refer to as a 510(k) notification, or the more time consuming and expensive approval of a premarket approval application under Section 515 of the Federal Food, Drug, and Cosmetic Act, which we refer to as a premarket approval. We do not expect to receive the required clearance or approval for specific labeling for uterine fibroids until 2002, if at all. In order to obtain FDA clearance or approval to market our product for this indication, we are conducting clinical trials, which may be lengthy and expensive.

If the FDA or other regulatory agencies place restrictions on, or impose additional approval requirements with respect to, products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products

     Even if the FDA grants to us approval or clearance with respect to any of our products, it may place substantial restrictions on the indications for which we may market the product, which could result in fewer sales and lower revenues. The marketing claims we are permitted to make in labeling or advertising regarding our Embosphere Microspheres are limited to those specified in any FDA clearance or approval. For example, because our products are not specifically approved for labeling for use for uterine fibroids, we may not promote them for this use. However, we believe that a majority of our revenue in the United States for the year ended December 31, 2000 and the three and six months ended June 30, 2001 was derived from the sale of Embosphere Microspheres for use in uterine fibroid embolization.

     We may in the future make modifications to our Embosphere Microspheres or their labeling which we determine do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it will require us to make additional 510(k) filings for the modification, and we may be prohibited from marketing the modified product until we obtain FDA clearance, which could delay our ability to introduce product modifications or claims into the market. Similarly, if we obtain premarket approval, we may not be able to make product or labeling changes until we get FDA approval.

     Further, the FDA has classified our embolotherapy device into Class III, which means that even though we have obtained clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act to market the device for certain indications, the FDA could in the future promulgate a regulation requiring premarket approval of the device under Section 515 of the Federal Food, Drug, and Cosmetic Act to allow it to remain on the market. We may experience difficulty in providing to the FDA sufficient data for premarket approval in a timely fashion, if at all. In addition, the FDA may require us to conduct a postmarket surveillance study on our embolotherapy device, which is designed to track specific elements of patient experience with our Embosphere Microspheres product after we have begun marketing it. If such a study revealed previously unknown adverse events or an unexpectedly high rate of adverse events, the FDA could place further restrictions on our marketing of the device, or rescind our clearance or approval.

     Our products will be subject to continuing FDA requirements relating to quality control, quality assurance, maintenance of records, documentation, manufacturing, labeling and promotion of medical devices. We are also required to submit medical device reports to the FDA to report device-related deaths or serious injuries, as well as malfunctions, the recurrence of which would be likely to cause or contribute to a death or serious injury. These reports are publicly available.

If our clinical trials are not completed successfully, we will not be able to develop and commercialize our products

     Although for planning purposes we forecast the timing of completion of clinical trials, the actual timing can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions, the rate of patient accruals and the uncertainties inherent in the clinical trial process. In addition, we may rely on academic institutions or clinical research organizations to supervise or monitor some or all aspects of clinical trials involving our products. Accordingly, we may have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. In addition, we will need FDA approval to initiate some clinical trials, and the trials must be conducted in compliance with FDA regulations. As a result of these factors, we or third parties may not successfully begin or complete our clinical trials and we may not make regulatory submissions or receive required regulatory approvals to commence or continue our clinical trials in the time periods we have forecasted, if at all. If we or third parties fail to commence or complete, or experience delays in, any of our planned clinical trials, then we are likely to incur additional costs and delays in our product development programs, and we may not be able to successfully develop and commercialize our products. If we incur costs and delays in our programs or if we do not successfully develop and commercialize our products, our stock price could decline.

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

o    product seizures;

o    voluntary or mandatory recalls;

o    voluntary or mandatory patient or physician notification;

o    withdrawal of product clearances or approvals;

o    withdrawal of investigational device exemption approval;

o    restrictions on, or prohibitions against, marketing our products;

o    fines;

o    restrictions on importation of our products;

o    injunctions;

o    civil and criminal penalties; and

o withdrawal of premarket approval or rescission of premarket notification clearance.


RISKS RELATING TO INTELLECTUAL PROPERTY

If we are unable to obtain patent protection for our products, their competitive value could decline

     We may not obtain meaningful protection for our technology and products with the patents and patent applications that we own or license relating to our microsphere technology. In particular, the patent rights we possess or are pursuing generally cover our technologies to varying degrees, and these rights may not prevent others from designing products similar to or otherwise competitive with our Embosphere Microspheres and other products commercialized by us. For example, our U.S. patent directed to copolymers used to make our present Embosphere Microspheres expired in June 2001. Two other U.S. patents and their foreign equivalents are also directed to materials and methods for performing embolization. To the extent that our competitors are able to design products competitive with ours without infringing our intellectual property rights, we may experience less market penetration with our products and, consequently, we may have decreased revenues.

     We do not know whether competitors have similar United States patent applications on file, since United States patent applications filed before November 28, 2000 or for which no foreign patents will be sought are secret until issued, and applications filed after November 28, 2000 are published approximately 18 months after their earliest priority date. Consequently, the United States Patent and Trademark Office could initiate interference proceedings involving our owned or licensed United States patent applications or issued patents. Further, there is a substantial backlog of patent applications at the United States Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

If we become involved in expensive patent litigation or other proceedings to enforce our patent rights, we could incur substantial costs and expenses or substantial liability for damages or be required to stop our product development and commercialization efforts

     In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. By initiating legal proceedings to enforce our intellectual property rights, we may also provoke these third parties to assert claims against us and, as a result, our patents could be narrowed, invalidated or rendered unenforceable by a court. Furthermore, we may be sued for infringing on the intellectual property rights of others. We may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court regarding the proprietary rights of others. Intellectual property litigation is costly, and, even if we prevail, could divert management attention and resources away from our business.

     The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. We may not prevail in any patent-related proceeding. If we do not prevail in any litigation, we could be required to pay damages, stop the infringing activity, or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be prevented from selling some of our products, which could decrease our revenue.

If any of our licenses to use third-party technologies in our products are terminated, we may be unable to develop, market or sell our products

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

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We will continue to need additional funds, and if additional capital is not available, we may have to limit, scale back or cease our operations

     We may need to raise additional funds to develop and commercialize our products successfully. If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our product development, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. Other than a $2,000,000 credit line with a bank, we have no committed source of capital. Sepracor is the guarantor of this credit line. We have entered into a security agreement with Sepracor pursuant to which we have pledged to Sepracor all of our U.S. assets, excluding our equity interest in BMSA, as collateral for Sepracor's guarantee to the bank. If we default under the security agreement with Sepracor or under any other agreement relating to indebtedness for borrowed money, we will be required to pledge our equity ownership of BMSA to Sepracor. We may seek additional funding through collaborative arrangements, borrowing money or the sale of additional equity securities. We may not receive additional funding on reasonable terms or at all. Any sales of additional shares of our capital stock are likely to dilute our existing stockholders.

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

RISKS RELATING TO THE PRODUCTION AND SUPPLY OF OUR PRODUCTS

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer

     If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce all of our Embosphere Microspheres products in one manufacturing facility in France. We would likely experience significant delays or cessation in producing our products at this facility if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture our products at our facility in France, we may be required to enter into arrangements with one or more contract manufacturing companies. We have contingency plans to establish manufacturing in the United States in place but we could encounter delays or difficulties establishing relationships with contract manufacturers or in establishing agreements on terms that are favorable to us. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

     Also, manufacturers, including us, must adhere to the FDA's current Good Manufacturing Practices regulations, which are enforced by the FDA through its facilities inspection program. The manufacturers may not be able to comply or maintain compliance with Good Manufacturing Practices regulations. If our manufacturers fail to comply, their non-compliance could significantly delay our receipt of premarket approval or result in FDA enforcement action, including an embargo on imported devices. For a premarket approval device, if we change our manufacturing facility or switch to a third-party manufacturer we will be required to submit a premarket approval application supplement before the change is implemented.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers' demands for our products in a timely manner or within budget

     We currently purchase key components of our Embosphere Microspheres from a variety of outside sources. Some of these components may only be available to us through a few sources. We generally do not have long-term agreements with any of our suppliers.

   Our reliance on our suppliers exposes us to risks, including:

o the possibility that one or more of our suppliers could terminate their services at any time without penalty;

o    the potential inability of our suppliers to obtain required components;

o    the potential delays and expenses of seeking alternative sources of supply;

o reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternative suppliers; and

o the possibility that one or more of our suppliers could fail to satisfy any of the FDA's required current Good Manufacturing Practices regulations.

Consequently, in the event that our suppliers delay or interrupt the supply of components for any reason, our ability to produce and supply our products could be impaired, which could lead to customer dissatisfaction.

RISKS RELATING TO OUR FOREIGN OPERATIONS

If we are unable to meet the operational, legal and financial challenges that we will encounter in our international operations, we may not be able to grow our business

     Our operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a majority of our revenue from the sale of our Embosphere Microspheres and other products in the European Union. We are increasingly subject to a number of challenges which specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

o failure of local laws to provide the same degree of protection against infringement of our intellectual property;

o protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

o potentially longer sales cycles to sell products, which could slow our revenue growth from international sales; and

o potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

Because we exchange foreign currency received from international sales into U.S. dollars and are required to make foreign currency payments, we may incur losses due to fluctuations in foreign currency translations

     A significant portion of our business is conducted in French francs and the euro. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business will cause foreign currency translation gains and losses, which may cause fluctuations in our future operating results. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

RISK RELATING TO OUR STOCK PRICE

Because the market price of our stock is highly volatile, investments in our stock could rapidly lose their value and we may incur significant costs from class-action litigation

     The market price of our stock is highly volatile. As a result, your investment in us could rapidly lose its value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 7, 2001, Artes Medical USA, Inc. filed a complaint in the United States District Court for the Central District of California (Los Angeles), alleging that the Company was liable for infringement, inducement of infringement, and contributory infringement of U.S. patent no. 5,344,452, which the Company refers to as the '452 patent. The '452 patent relates to "...implant[s] based on a biocompatible solid in powder form, in particular a plastic." Artes sought monetary damages as compensation for the alleged infringement and a permanent injunction against the alleged infringing activity. Artes alleged that all of our microsphere-related products, including our Embosphere Microspheres, HepaSphere SAP Microspheres and MatrX Microspheres infringe the '452 patent.

     On February 7, 2001, the Company filed a complaint for declaratory judgment in the United States District Court for the District of Delaware against Artes. The complaint sought a declaration that the '452 patent is invalid and not infringed by BioSphere and BSMD Ventures.

     On May 16, 2001, representatives of Artes, BSMD Ventures, and BioSphere Medical executed an agreement to settle the Delaware and California actions. On May 24, 2001, the parties submitted joint stipulations and orders of dismissal in both the Delaware and California courts. The California action was dismissed by the court on May 25, 2001. The Delaware action was dismissed by the court on May 29, 2001.

     The impact of this settlement did not and will not have a material impact on the Company's operating results.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Shareholders was held on May 23, 2001. At the Meeting, the following matters were voted upon:

1)  To elect the following eight Directors:

                                       VOTES       VOTES     VOTES
                                        FOR       AGAINST   WITHELD
                                     ---------  ---------  ---------

     John M. Carnuccio               9,642,325    15,243    939,854
     Jean-Marie Vogel                9,642,325    15,243    939,854
     Timothy J. Barberich            9,642,325    15,243    939,854
     William M. Cousins              9,642,325    15,243    939,854
     Alexander M Klibanov, Ph.D.     9,642,325    15,243    939,854
     Paul A. Looney                  9,642,325    15,243    939,854
     Riccardo Pigliucci              9,642,325    15,243    939,854
     David P. Southwell              9,642,325    15,243    939,854



2) To approve an amendment to the Company's 1997 Employee Stock Incentive Plan increasing from 3.15 million to 5.0 million the number of shares of Common Stock authorized for issuance under the plan.


     VOTES FOR                       7,511,367
     VOTES AGAINST                     176,485
     VOTES ABSTAINED                     5,333
     VOTES WITHELD                   2,904,237


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)   EXHIBITS

              None


         b)   REPORTS ON FORM 8-K


              ITEM 5.  Other Events.

               On May 24,  2001,  the  Company  filed a  report  on Form  8-K to report, pursuant to item 5, that the Company issued a press release announcing that it had entered into a settlement agreement with Artes Medical USA, Inc. to conclude their respective lawsuits regarding alleged patent infringement. In conjunction with this agreement, the Company also announced an agreement to immediately end its supply agreement with Inamed Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             BioSphere Medical, Inc.





     Date:
  August 14, 2001                                  /s/  Robert M. Palladino
                                                   -----------------------------
                                                        Robert M. Palladino
                                                        Chief Financial Officer
                                                        (principal financial and
                                                         accounting officer)