Form 10-Q
period 2001-09-30
BIOSPHERE MEDICAL INC
filed 2001-11-14
CIK 919015

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

               For the quarterly period ended: September 30, 2001

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

The number of shares outstanding of the Registrant's Common Stock as of
November 12, 2001: 12,721,205 shares.
--------------------------------------------------------------------------------

                             BIOSPHERE MEDICAL, INC.

                                      INDEX


                                                                       Page

Part I  - Financial Information


Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of
          September 30, 2001 and December 31, 2000 (unaudited)............3

          Consolidated Condensed Statements of Operations
          for the Three and Nine Months Ended September 30, 2001
          and 2000 (unaudited)............................................4

          Consolidated Condensed Statements of Cash Flows
          for the Nine Months Ended September 30, 2001
          and 2000 (unaudited)............................................5

          Notes to Consolidated Condensed Financial Statements............6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................11

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk.....................................................23

Part II - Other Information...............................................23

Signatures................................................................24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             BIOSPHERE MEDICAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share data / unaudited)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2001           2000
                                                     ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents ......................    $    26,684    $    15,276
 Accounts receivable, net of allowance for
  doubtful accounts of $109 and $29 as of
  September 30, 2001 and December 31, 2000,
  respectively ..................................          1,455          1,142
 Inventories ....................................          1,107            639
 Receivable from related party...................            270             --
 Prepaid and other current assets ...............            347            124
                                                     ------------   ------------
    Total current assets ........................         29,863         17,181

Property and equipment, net .....................          1,333            694
Goodwill, net ...................................          1,443          1,144
Other assets ....................................            374            287
                                                     ------------   ------------
    Total assets ................................    $    33,013    $    19,306
                                                     ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ...............................    $       743    $       924
 Accrued compensation ...........................          1,312            994
 Other accrued expenses .........................          1,513          1,086
 Payable to related party .......................             --             14
 Current portion of long-term debt ..............             33             27
                                                     ------------   ------------
    Total current liabilities ...................          3,601          3,045

Minority interest acquisition obligation ........            906            478
Long-term debt ..................................             92             97
                                                     ------------   ------------
    Total liabilities ...........................          4,599          3,620

Stockholders' equity:
 Common stock, $0.01 par value, 25,000
  shares authorized; shares issued and
  outstanding: 12,718 as of September 30, 2001
  and 10,595 as of December 31, 2000 ............            127            106
Additional paid-in capital ......................         80,597         60,100
Accumulated deficit .............................        (52,373)       (44,515)
Cumulative translation adjustment ...............             63             (5)
                                                     ------------   ------------

    Total stockholders' equity ..................         28,414         15,686
                                                     ------------   ------------
    Total liabilities and stockholders' equity ..    $    33,013    $    19,306
                                                     ============   ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data / unaudited)


                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                ---------------------    ---------------------

                                                   2001       2000          2001       2000
                                                ---------   ---------    ---------   ---------

Product revenues.............................    $ 2,017    $  1,016     $  6,027    $  2,605
Collaboration revenues.......................        --          --           250         --
                                                ---------   ---------    ---------   ---------
   Total revenues............................      2,017       1,016        6,277       2,605

Costs and expenses:
  Cost of product revenues...................        547         375        1,655       1,061
  Research and development...................      1,417         518        3,615       1,631
  Selling and marketing......................      2,422       1,197        6,768       2,665
  General and administrative (1).............        872         639        2,601       2,569
  Stock-based compensation to non-employees..        --          991          --        1,261
                                                ---------   ---------    ---------   ---------
   Total costs and expenses..................      5,258       3,720       14,639       9,187
                                                ---------   ---------    ---------   ---------
   Loss from operations......................     (3,241)     (2,704)      (8,362)     (6,582)

Interest and other income, net...............        166         251          504         506
                                                ---------   ---------    ---------   ---------
   Net loss..................................   $ (3,075)     (2,453)      (7,858)     (6,076)
                                                =========   =========    =========   =========


                                                ---------   ---------    ---------   ---------
Basic and diluted net loss per share.........   $  (0.24)   $  (0.24)    $  (0.70)   $  (0.64)
                                                =========   =========    =========   =========

Weighted average common shares outstanding
    Basic and diluted........................     12,621      10,103       11,279       9,428
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

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands / unaudited)

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            ---------------------
                                                               2001        2000
                                                            ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................   $ (7,858)   $ (6,076)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Provision for doubtful accounts .....................         80          58
    Depreciation and amortization .......................        353         189
    Non-cash interest expense ...........................         --          20
    Foreign currency translation gain ...................         --         (85)
    Non-cash stock-based compensation
     to non-employees ...................................         --       1,261
    Changes in operating assets and liabilities:
      Accounts receivable ...............................       (409)       (385)
      Inventories .......................................       (474)       (180)
      Prepaid and other assets ..........................       (314)       (185)
      Accounts payable ..................................       (171)         32
      Accrued compensation ..............................        330         353
      Other accrued expenses ............................        434         (58)
      Payable to related party ..........................       (284)        (54)
                                                            ---------   ---------
  Net cash used in operating activities .................     (8,313)     (5,110)
                                                            ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ....................       (870)       (431)
  Change in other assets ................................         --        (139)
  Cash paid for 34% interest in Biosphere Medical S.A....         --        (920)
                                                            ---------   ---------
  Net cash used in investing activities .................       (870)     (1,490)
                                                            ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds from the issuance of common stock........     20,392      17,734
  Cash proceeds from the exercise of stock options.......        127         358
  Proceeds from issuance of long-term debt and
   capital leases........................................         25         144
  Principal payments under long-term debt and
   capital leases........................................        (22)        (21)
                                                            ---------   ---------

  Net cash provided by financing activities..............     20,522      18,215
                                                            ---------   ---------
Effect of exchange rate changes on cash and
   cash equivalents .....................................         69         195
                                                            ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...............     11,408      11,810
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........     15,276       5,368
                                                            ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $ 26,684    $ 17,178
                                                            =========   =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)   Nature of Business

     BioSphere Medical, Inc ("we," "BioSphere" or the "Company") was incorporated in Delaware in December 1993 under the name BioSepra Inc. During 1999, the Company strategically refocused its business on the development and commercialization of its proprietary Embosphere Microspheres for medical applications. Between February 1999 and October 2001 we acquired all ownership interests in Biosphere Medical S.A. ("BMSA"), a French societe anonyme (See Note
3). BMSA holds the license to the embolotherapy device that is the main focus of our business. In May 1999, we sold substantially all of our assets relating to our former core business, chromatography, and changed our name to BioSphere Medical, Inc. On July 3, 2001, we completed an underwritten public offering of
4.0 million shares of our common stock. Of the 4.0 million shares of our common stock offered, the Company sold 2.0 million shares and Sepracor, Inc., a selling stockholder, sold 2.0 million shares. Net proceeds to the Company were approximately $20.4 million. On August 6, 2001, Sepracor sold an additional 600,000 shares of our common stock pursuant to exercise of the underwriter's over-allotment option. As a result of this offering, including the sale of shares associated with the over-allotment option, Sepracor's beneficial ownership interest in our outstanding common stock decreased from approximately 55% to approximately 25% (See Note 7).

     During 2000, the Company established two wholly owned subsidiaries to pursue the development of other microsphere applications and technologies. In May 2000, BioSphere Medical Japan, Inc., a Delaware corporation, was established to develop and commercialize Embosphere Microspheres as well as HepaSphere SAP Microspheres in Asia. In December 2000, BSMD Ventures, Inc., also a Delaware corporation, was established to explore and develop alternative applications for the Company's microsphere platform technology with a specific focus on dermal and other tissue engineering uses.

     The Company believes that current working capital, together with the proceeds received in the July 2001 secondary public offering and anticipated sales of its EmboSphere Microspheres and other products, will provide liquidity sufficient to allow the Company to meet its expected spending obligations while also allowing the further development and testing of other product candidates and technologies. However, no assurances can be given that such revenues will, in fact, be realized. Should the Company not realize some or all of its revenue projections, it may be required to secure alternative financing arrangements, pursue additional strategic partners, and/or defer or limit some or all of its research, development and/or clinical projects.

B)   Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's annual audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The consolidated condensed financial statements include the accounts of the Company, its majority-owned subsidiary as of September 30, 2001, BMSA, and its two wholly owned subsidiaries, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three and nine months ended September 30, 2001 and 2000. The results of operations for the presented periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

C)   Comprehensive Income /(Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss.) Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, the effects of foreign currency translation adjustments, which are reflected separately in stockholders' equity, are included in accumulated other comprehensive income (loss.) For the three and nine months ended September 30, 2001 and 2000, the Company's comprehensive income was $2,951, $2,314, $7,790 and $5,880, respectively.

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


D)   Net Loss Per Share

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Total warrants and options convertible into common stock as of September 30, 2001 and 2000, equaled 4,175,498 and 4,141,448, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.

E)   Goodwill

     Goodwill represents the difference between the purchase price and the fair value of the tangible and identifiable intangible net assets acquired when accounted for in accordance with the purchase method of accounting. Between February 1999 and October 2001, the Company recorded goodwill upon the periodic step-acquisitions of additional interests of BMSA. Goodwill is being amortized over the shorter of an estimated ten-year useful life or February 2009, which represents a ten-year amortization period from the date of the original BMSA purchase agreement (See Note 3). Accumulated amortization was approximately $303,000 and $175,000 as of September 30, 2001 and December 31, 2000,
respectively.

F)   Impairment of Long-Lived Assets

     As of September 30, 2001, the Company has evaluated the potential impairment of its long-lived assets with respect to events or changes in circumstances that may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management's assessment as of September 30, 2001, the Company has determined that no impairment of long-lived assets exists.

G)   New Accounting Prouncements

     In June 2001, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of this statement did not have a material impact on its operations.


     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Adoption of this statement did not have a material impact on its operations.


     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its operations.

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


H)   New Accounting Prouncements (continued)

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived  Assets  to  Be  Disposed  Of,"  and  the  accounting  and  reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its operations.


2.   INVENTORIES

     Inventories are stated at the lower of cost or market and consist of the following:

                                                 SEPTEMBER 30,   DECEMBER 31,
            (In thousands)                            2001          2000
            ----------------------------------   ------------   ------------
            Raw material .....................   $       292    $       156
            Work in progress .................           146             78
            Finished goods ...................           669            405
                                                 ------------   ------------
                                                 $     1,107    $       639
                                                 ============   ============


3. ACQUISITION OF BIOSPHERE MEDICAL S.A. AND MINORITY INTEREST ACQUISITION OBLIGATION

     On February 25, 1999, the Company acquired 51% of the outstanding capital stock of BMSA. Pursuant to a February 25, 1999 purchase agreement, the Company acquired a 51% ownership interest by granting to BMSA an exclusive sales and manufacturing license to certain patents and technology primarily relating to the Company's Embosphere Microsphere technology. The Company was also granted an option to purchase the remaining 49% interest in BMSA through December 31, 2004 for an amount equal to the product of the percentage interest to be purchased and the sum of BMSA's rolling average twelve-month sales and worldwide Embosphere Microsphere sales as of the date of exercise (the "Purchase Option"). Moreover, the holder of the remaining 49% interest was also granted an option (the "Put Option") to require the Company to purchase the remaining 49% interest from December 31, 2003 until December 31, 2004 for an amount equal to the greater of an agreed upon price (in French Francs) for each percentage interest to be sold or the amount payable adjusted to a rolling nine-month sales average under the Purchase Option. The Put Option represented a contingent purchase consideration for which the Company has accreted the value of this Put Option through September 30, 2001.

     On April 7, 2000, the Company purchased an additional 34% of BMSA for $950,000. As a result of this step-acquisition, the Company's total ownership interest in BMSA increased to 85%. On November 5, 2001, the Company acquired the remaining 15% interest in BMSA for approximately $1.0 million. Both subsequent step-acquisition transactions will be accounted for under purchase accounting principles whereby the fair value in excess of the net assets purchased is treated as an increase to goodwill. Net goodwill, comprised entirely of the unamortized purchase price paid in excess of the net BMSA assets acquired, equaled $1.44 million and $1.1 million as of September 30, 2001 and December 31, 2000, respectively.

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


4.   SEGMENT AND GEOGRAPHIC DATA

     The Company develops microspheres for use in the treatment of hypervascularized tumors and malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment. Operations are primarily conducted in two geographic regions: North America and Europe. Operations by geographic region for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                --------------------  --------------------
 (In thousands)                                    2001       2000       2001       2000
 ---------------------------------------------  --------------------  --------------------
 REVENUE
  United States
   Unaffiliated customers.....................   $ 1,427    $   457    $ 3,941    $   550
   Collaboration revenues.....................        --         --        250         --
                                                --------------------  --------------------
  Total revenues - United States..............   $ 1,427    $   457    $ 4,191    $   550
                                                ====================  ====================

  Europe
   Unaffiliated customers (Primarily French)..   $   502    $   475    $ 1,773    $ 1,747
   Related parties............................       655        320      2,432        940
   Transfer to other geographic areas.........        88         84        313        308
                                                --------------------  --------------------
                                                   1,245        879      4,518      2,995
   Elimination and adjustments................      (655)      (320)    (2,432)      (940)
                                                --------------------  --------------------
   Total revenue..............................   $   590    $   559    $ 2,086    $ 2,055
                                                ====================  ====================

 OPERATING LOSSES
  United States...............................   $(2,305)   $(2,798)   $(7,983)   $(5,952)
  Europe......................................      (770)       345        125       (124)
                                                --------------------  --------------------
   Total operating loss.......................   $(3,075)   $(2,453)   $(7,858)   $(6,076)
                                                ====================  ====================

5.   RELATED PARTY TRANSACTIONS

     Receivable from related party represents the portion of offering expenses that Sepracor has agreed to pay as a result of Sepracor's participation in the July 2001 secondary offering of 4.0 million shares of the Company's common stock (See Note7). Payable to related party represents amounts due for certain administrative services provided on an arms-length basis by Sepracor as of September 30, 2001. Total fees charged for services rendered in the three and nine-month periods ended September 30, 2001 were not material.


6.   STOCK-BASED COMPENSATION TO NON-EMPLOYEES

     In connection with stock options previously issued to non-employee advisors, the Company, in accordance with Emerging Issues Task Force Abstract 96-18 "Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services" ("EITF 96-18"), recognized $1.26 million in non-employee compensation expense during the nine-month period ended September 30, 2000. The non-cash stock-based compensation charge has been presented as a separate line item within the Statement of Operations for the nine months ended September 30, 2000. The $1.26 million aggregate fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


7.   Common Stock Financing

     On July 3, 2001, the Company  completed an underwritten  public offering of
4.0 million shares of its common stock at $11.00 per share. Of the 4.0 million shares of common stock offered, the Company sold 2.0 million shares and Sepracor sold 2.0 million shares. Net proceeds to the Company were approximately $20.4 million. Proceeds from the public offering will be used for working capital and general corporate purposes, including product commercialization and research and development. On August 6, 2001, Sepracor sold an additional 600,000 shares of our common stock pursuant to exercise of the underwriters' over-allotment option. As a result of this offering, including the sale of shares pursuant to exercise of the over-allotment, Sepracor's beneficial ownership interest in the Company's outstanding common stock decreased from approximately 55% to approximately 25% as of September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. See "Certain Factors That May Affect Future Results of Operations."

OVERVIEW

     BioSphere Medical, Inc., ("we," the "Company" or "BioSphere") develops, markets and manufactures innovative medical device products for the treatment of hypervascularized tumors and arteriovenous malformations using embolotherapy. Embolotherapy is a minimally invasive procedure in which materials that inhibit blood flow, referred to as embolic materials, such as our microspheres, are injected through a catheter into the blood vessels to inhibit blood flow to tumors and arteriovenous malformations. By selectively blocking the tumor's blood supply, embolotherapy is designed to cause the tumor to shrink. Hypervascularized tumors are tumors that are supplied by a larger number of blood vessels than the number of blood vessels supplying the tissue surrounding the tumor. Arteriovenous malformations are abnormal connections between arteries and veins, frequently characterized by a dense and wide spread network of interconnecting blood vessels. Our lead product, Embosphere Microspheres, is an acrylic bead with a proprietary design that is used as an embolic material.

     BioSphere was incorporated in 1993 under the name BioSepra Inc., as a chromatography media company. During 1999, we strategically refocused our business on the development and commercialization of our proprietary microspheres for medical applications. From February 1999 through November 2001, we acquired 100% ownership interests in Biosphere Medical S.A. ("BMSA"), a French societe anonyme. BMSA holds the license to the embolotherapy device that is the main focus of our business. In May 1999, we sold substantially all of our assets relating to our former core business, chromatography, and changed our name to BioSphere Medical, Inc. On July 3, 2001, the Company completed an underwritten public offering of 4.0 million shares of our common stock. Of the
4.0 million shares of our common stock offered, the Company sold 2.0 million shares and Sepracor, a selling stockholder, sold 2.0 million shares. Net proceeds to the Company were approximately $20.4 million. On August 6, 2001, Sepracor sold an additional 600,000 shares of our common stock pursuant to their exercise of the underwriter's over allotment option. As a result of this offering, including the sale of shares pursuant to exercise of the over allotment option, Sepracor's beneficial ownership interest in our outstanding common stock decreased from approximately 55% to approximately 25% as of September 30, 2001.

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

     In April 2000, we received clearance from the United States Food and Drug Administration ("FDA") for embolization of hypervascularized tumors and arteriovenous malformations. In December 2000, we commenced our pivotal Phase II clinical testing under an investigational device exemption of the safety and effectiveness of treating uterine fibroids by uterine artery embolization with our Embosphere Microspheres. An investigational device exemption is a regulatory exemption granted by the FDA to medical device manufacturers for the purpose of conducting clinical studies. We intend, pending FDA clearance for this indication, to promote our microspheres for the treatment of uterine fibroids. We do not anticipate receiving this clearance before 2002, if at all. In July 2001, we received FDA clearance for EmboGold (TM), a new colorized Embosphere Microsphere.

     Our revenues are primarily generated from product sales of Embosphere Microspheres in the United States, the European Union, Australia, and Canada. Product revenues also include the sale of barium and other ancillary products manufactured by us or by third parties. Although we have not received FDA clearance or approval to market our Embosphere Microspheres for use in the treatment of uterine fibroids, we believe that a majority of our revenues in the United States for the year ended December 31, 2000 and the nine months ended September 30, 2001 was derived from the sale of Embosphere Microspheres for use in uterine fibroid embolization.

     During 2000, we established two wholly-owned subsidiaries to pursue the development of other microsphere technologies. In May 2000, Biosphere Medical

Japan, Inc., a Delaware corporation, was established to develop and commercialize Embosphere Microspheres as well as HepaSphere SAP Microspheres in Asia. In December 2000, BSMD Ventures, Inc., also a Delaware corporation, was established to explore and develop non-embolotherapy applications with a specific focus on tissue engineering uses.

     We have experienced operating losses in each fiscal period since our inception. As of September 30, 2001, we had approximately $26.7 million in cash and cash equivalents and an accumulated deficit of approximately $52.4 million. In connection with the execution of our business plan to further develop and capture a significant portion of the embolotherapy market, we expect to experience continued losses over the next several quarters.

     We believe that the net proceeds of $20.4 million raised in our secondary public offering on July 3, 2001, together with our existing working capital and anticipated future sales of our EmboSphere Microspheres and other products, will provide liquidity sufficient to allow us to meet our expected spending obligations while also allowing the further development and testing of other product candidates and technologies. However, no assurances can be given that such revenues will, in fact, be realized. Should we not realize some or all of our revenue projections, we may be required to secure alternative financing arrangements, pursue additional strategic partners, and/or defer or limit some or all of our research, development and/or clinical projects. Financing arrangements or additional strategic partners may not be available to us on acceptable terms, if at all.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Total revenues increased to $2.017 million for the three-month period ended September 30, 2001 from $1.016 million for the same period in 2000. The $1.001 million, or 99%, increase in product revenues in the year-to-year quarters was due primarily to an increase in sales as a result of the increased market penetration of Embosphere Microspheres in the United States following receipt of FDA 510(k) clearance, in April 2000, for use of Embosphere Microspheres for embolization of hypervascularized tumors and arteriovenous malformations. To a lesser extent, also contributing to the significant revenue growth was increased EmboSphere Microspheres sales in the European Union and Canada.

     Cost of product revenues for the three-month period ended September 30, 2001 was $547,000, compared with $375,000 for the same period in 2000. The $172,000, or 46%, increase in the cost of product revenues for the three-month period ended September 30, 2001 was due to the 99% increase in sales volume partially offset by improved manufacturing efficiencies and a shift in the product sales mix to the higher-margin Embosphere Microspheres products. Gross margin from product sales for the three-month period ended September 30, 2001 was $1.47 million, or approximately 73% of product revenues, compared with $641,000, or 63% of product revenues, for the same period in 2000.

     Research and development expenses increased to $1.417 million in the three months ended September 30, 2001, from $518,000 in the same period in 2000. The $899,000, or 174%, increase in the three months ended September 30, 2001 was primarily due to the final development costs associated with the introduction of the Company's EmboGold product line. Additional research and development spending in 2001 also resulted from the Company's ongoing pivotal Phase II clinical trials aimed at establishing clinical data to support FDA specific labeling clearance or approval to use Embosphere Microspheres in the treatment of uterine fibroids. We anticipate future research and development expenses will increase as a result of the ongoing pivotal Phase II uterine fibroid embolization clinical trial and continued development and enhancements of our current pipeline products and product candidates.

     Selling and marketing expenses increased to $2.422 million for the three months ended September 30, 2001 from $1.197 million for the comparable period in 2000. The $1.225 million, or 102%, increase in the three-month period ended September 30, 2001, was primarily due to the implementation of our product commercialization plan, including personnel costs, recruiting expenses and other selling and marketing expenses associated with developing and expanding a new product line.

     General and administrative expenses increased to $872,000 for the three months ended September 30, 2001 from $639,000 for the comparable period in 2000. The $234,000, or 37%, increase in the three-month period ended September 30, 2001, was primarily due to personnel costs, human resource initiatives and other operational expenses associated with enhancing the administrative function in the United States during fiscal 2001.

     Interest and other income, net, in the three-month period ended September 30, 2001 was $166,000, compared to $251,000 in the comparable period in 2000. The decrease was primarily due to differences in realized investment yields compounded by the adverse effects of foreign currency fluctuations. To date, the Company has not recorded a benefit for income taxes, as we believe the ability to realize such tax benefits is uncertain.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Total revenues increased to $6.277 million for the nine-month period ended September 30, 2001, from $2.605 million for the same period in 2000. Included in revenues in the nine-month period ended September 30, 2001 was $250,000 in collaboration revenues earned in connection with a former supply agreement. In addition to the collaboration revenues earned during 2001, the $3.672 million, or 141%, increase was due primarily to the continued market penetration of Embosphere Microspheres sales in the United States following receipt of FDA 510(k) clearance in April 2000.

     Cost of product revenues for the nine months ended September 30, 2001 was $1.655 million compared with $1.061 million, for the same period in 2000. The $594,000, or 56%, increase in the cost of product revenues for the nine-month period ended September 30, 2001 was due to a 141% increase in sales volume. Gross margin from product sales for the nine months ended September 30, 2001 was $4.372 million, 73% of product revenues, compared with $1.544 million, or 59% of product revenues, for the same period in 2000. The improvement in gross margin resulted primarily from a shift in the product mix to higher margin Embosphere Microspheres added to improvements in manufacturing efficiencies.

     Research and development expenses increased to $3.615 million in the nine months ended September 30, 2001 from $1.631 million in the same period in 2000. The $1.984 million, or 122%, increase in the nine months ended September 30, 2001 was due primarily to clinical and regulatory costs associated with the Company's Phase I and the current pivotal Phase II uterine artery embolization clinical trials. The increase was also due to the final development costs associated with the approval and release of the EmboGold Microspheres product line. To a lesser extent, also contributing to the increase was an increase in staffing within the United States.

     Selling and marketing expenses increased to $6.768 million for the nine months ended September 30, 2001 from $2.665 million for the comparable period in 2000. The $4.103 million, or 154%, increase in the nine-month period ended September 30, 2001, was primarily due to the implementation of our product commercialization plan, including personnel costs, recruiting expenses and other selling and marketing expenses associated with developing and expanding a new product line.

     General and administrative expenses remained constant at approximately $2.6 million for each of the nine-month periods ended September 30, 2001 and 2000. Increases in investor relations and personnel expenses for the nine-month period ended September 30, 2001 were offset by decreases in executive recruiting charges for the nine months ended September 30, 2001 as compared to the same period in 2000.

     In connection with stock options previously issued to non-employee advisors, we recognized, in accordance with Emerging Issues Task Force Abstract 96-18 "Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services" ("EITF 96-18"), $1.261 million in non-employee compensation expense during the nine-month period ended September 30, 2000. The non-cash stock-based compensation charge has been presented as a separate line item within the Statement of Operations for the nine months ended September 30, 2000. The $1.26 million aggregate fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

     Interest and other income, net, in the nine-month period ended September 30, 2001 was $504,000 compared to $506,000 in the comparable period in 2000. The year-to-year consistency resulted from reduced yields on higher invested cash balances compounded by the adverse impact of foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our operations from product sales, net proceeds provided from public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by Sepracor, bank financing, equipment financing leases and to a lesser extent, exercise of stock options. As of September 30, 2001, we had $26.7 million in cash and cash equivalents and $26.3 million in net working capital. On July 3, 2001, the Company completed an underwritten public offering of 4.0 million shares of our common stock at $11.00 per share. Of the 4.0 million shares of common stock offered, the Company sold
2.0 million shares and Sepracor sold 2.0 million shares. Net proceeds to the Company were approximately $20.4 million. Proceeds from the public offering will be used for working capital and general corporate purposes, including product commercialization and research and development. On August 6, 2001, Sepracor sold an additional 600,000 shares of our common stock pursuant to exercise of the underwriter's over-allotment option. As a result of this offering, including the the over allotment, Sepracor's beneficial ownership interest in the Company's outstanding common stock decreased from approximately 55% to approximately 25% as of September 30, 2001.
                                      -13-

     For the nine months ended September 30, 2001, we used $8.313 million in operating cash primarily to fund our sales, marketing and product research and development activities as well as finance working capital requirements particularly in the United States. Cash used in operations is expected to decrease, as product revenue growth will partially offset our operational expenses and product development efforts.

     Net cash used in investing activities was $870,000 for the nine months ended September 30, 2001, all of which was used to purchase property and equipment. Purchases during the nine-month period ended September 30, 2001, principally included acquisitions of additional scientific, manufacturing and computer equipment needed for our expansion in both the United States and France. Future capital expenditures are anticipated to continue over the next twelve to eighteen month period consistent with our plan to expand our sales and marketing force in the United States, Australia and Canada as well as expand our manufacturing capabilities within the United States. If available on favorable terms, we expect to finance certain future fixed asset acquisitions through leasing arrangements.

     As a co-borrower under Sepracor's commercial bank facility, we had availability to borrow up to $2.0 million through a line of credit agreement. As a result of our July 2001 secondary public offering, Sepracor's ownership of our outstanding common stock was reduced to less than 50%, thereby automatically terminating the co-borrowing arrangement. Because we are no longer a party to the loan agreement, which had no outstanding balance as of September 30, 2001, Sepracor has agreed to obtain a release of its guaranty to the bank which will automatically terminate the related security agreement. As of November 2, 2001, we are actively negotiating a new and independent revolving credit agreement containing similar terms, rates and conditions, but without Sepracor as a co-borrower.

     We believe that our existing cash and other working capital, including the approximate $26.7 million in cash and cash equivalents as of September 30, 2001, will be sufficient to fund our operating and capital requirements, as currently planned, at least through the next twelve-month period. However, our cash requirements  may vary  materially  from  those now  planned  due to  changes in
anticipated   research  and  development  efforts,  the  scope  and  results  of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA's regulatory process, the market's acceptance of any approved products, and other factors.

     We expect to incur substantial additional costs, including costs related to ongoing research and development activities, pre-clinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions as well as costs relating to further commercialization activities. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies. These additional funds may be raised from time to time through additional public or private sales of equity, through borrowings, or through other financings. There are no assurances that we will be able to obtain any additional funding that may be required on acceptable terms, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. The Company's actual results could differ significantly from the results discussed in such forward-looking statements due to a number of important factors, including those set forth below. You should carefully consider each of these risks and uncertainties in evaluating our business, financial condition and results of operations. The forward-looking information provided herein represents the Company's estimates as of the date of this report. Subsequent events and developments may cause these estimates to change. The Company cautions you that while it may elect to update this forward-looking information at some point in the future, it specifically disclaims any obligation to do so.


RISK RELATING TO OUR FUTURE PROFITABILITY

Because we have a history of losses and our future profitability is uncertain, our common stock is a highly speculative investment

     We have incurred operating losses since our inception and, as of September 30, 2001, had an accumulated deficit of approximately $52.4 million. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory and administrative capabilities and for other general corporate purposes. We expect to continue incurring losses for at least the next several fiscal quarters as we expand our commercialization efforts.

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

     -    be developed successfully;

     -    be proven safe and efficacious in clinical trials;

     - offer therapeutic or other improvements over current treatments and products;

     -    meet applicable regulatory standards;

     - be capable of being produced in commercial quantities at acceptable costs; or

     -    be successfully marketed.

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

If the strategic redirection of our business is not successful, we may be unable to achieve growth in our business

     In early 1999, we decided to exit the chromatography business, which had constituted our core business, to focus on the commercialization of microspheres for use in embolotherapy and other medical applications. We have restated our historical financial statements to reflect the discontinuation of our chromatography business. In addition, 73% of 1999 revenue, 49% of 2000 revenue and approximately 22% of revenue through September 30, 2001 included in our consolidated financial statements was derived from the sale of products we consider to be nonstrategic and which we do not expect to constitute a significant portion of our revenue on an ongoing basis. Our strategic shift from the chromatography business to the commercialization of microspheres may not prove to be successful and, consequently, we may be unable to grow our business and achieve profitability.

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


Because Sepracor Inc. and our executive officers and directors own a significant amount of our common stock, they may be able to exert control over us

     Sepracor Inc. beneficially owns approximately 25% of our outstanding common stock. In addition, our executive officers and directors beneficially owned, in the aggregate, approximately 12% of our outstanding common stock, excluding shares owned by Sepracor which some of our directors and executive officers may be deemed to beneficially own but including shares issuable upon exercise of vested options and warrants. Two of our directors are executive officers of Sepracor. Sepracor and our executive officers and directors will have substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

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

If the FDA or other regulatory agencies place restrictions on, or impose additional approval requirements with respect to, products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products

     Even if the FDA grants to us approval or clearance with respect to any of our products, it may place substantial restrictions on the indications for which we may market the product, which could result in fewer sales and lower revenues. The marketing claims we are permitted to make in labeling or advertising regarding our Embosphere Microspheres are limited to those specified in any FDA clearance or approval. For example, because our products are not specifically approved for labeling for use for uterine fibroids, we may not promote them for this use. However, we believe that a majority of our revenue in the United States for the year ended December 31, 2000 and the three and Nine months ended September 30, 2001 was derived from the sale of Embosphere Microspheres for use in uterine fibroid embolization.

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

          -    fines;

          -    restrictions on importation of our products;

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

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We will continue to need additional funds, and if additional capital is not available, we may have to limit, scale back or cease our operations

     We may need to raise additional funds to develop and commercialize our products successfully. If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our product development, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. Although we are presently negotiating a credit line with a bank, we currently have no committed source of capital.. We may seek additional funding through collaborative arrangements, borrowing money or the sale of additional equity securities. We may not receive additional funding on reasonable terms or at all. Any sales of additional shares of our capital stock are likely to dilute our existing stockholders.

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

RISK RELATING TO OUR STOCK PRICE

Because the market price of our stock is highly volatile, investments in our stock could rapidly lose their value and we may incur significant costs from class-action litigation

     The market price of our stock is highly volatile. As a result, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of the principal amount of our investment will probably decline. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Accordingly, no quantitative tabular disclosure has been provided.

     Our primary market risk exposures are in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the euro. We have not engaged in formal currency hedging activities to date, but do have a limited natural hedge in that our expenses in France are primarily denominated in local currency, and we also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries with a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Other accumulated comprehensive loss" component of shareholders' equity. A ten-percent depreciation in year-end 2000 and 1999 functional currencies relative to the U.S. dollar, would not result in a material reduction of shareholders' equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.




PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) EXHIBITS

           None


         b) Reports on Form 8-K


           ITEM 5.  Other Events.

                    On August 7, 2001, the Company filed a report on Form 8-K to update, pursuant to item 5, the description of the Company's capital stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             BioSphere Medical, Inc.





     Date:
  November 14, 2001                                /s/  Robert M. Palladino
                                                   -----------------------------
                               Robert M. Palladino
                             Chief Financial Officer
                                                        (principal financial and
                                                         accounting officer)