Form 10-Q
period 2002-03-31
BIOSPHERE MEDICAL INC
filed 2002-05-15
CIK 919015

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM         TO
                                             --------  ---------

                         Commission File Number 0-23678

                             BioSphere Medical, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                                   ----------

          Delaware                                     04-3216867
-------------------------------            -----------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification Number)
 Organization or Incorporation)

                 1050 Hingham St., Rockland, Massachusetts 02370
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                                    YES X   NO
                                              ---

The number of shares outstanding of the Registrant's Common Stock as of May 10, 2002: 12,998,399 shares.

================================================================================

                             BioSphere Medical, Inc.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

Part I - Financial Information................................................3

Item 1.  Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of
          March 31, 2002 and December 31, 2001 (unaudited)....................3

          Consolidated Condensed Statements of Operations for the
          Three Months Ended March 31, 2002 and 2001 (unaudited)..............4

          Consolidated Condensed Statements of Cash Flows for the
          Three Months Ended March 31, 2002 and 2001 (unaudited)..............5

          Notes to Consolidated Condensed Financial Statements................6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.........................................................22

Part II - Other Information..................................................22

Item 6.  Exhibits and Reports on Form 8-K....................................22

Signatures...................................................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             BIOSPHERE MEDICAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share data / unaudited)

                                                                         March 31,   December 31,
                                                                           2002          2001
                                                                         ---------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .........................................    $ 20,528     $ 10,569
   Marketable securities .............................................          --       12,550
   Accounts receivable, net of allowance for doubtful
      accounts of $105 as of March 31, 2002
      and December 31, 2001 ..........................................       1,970        1,809
   Inventories, net ..................................................       1,617        1,111

   Receivable from related party .....................................          --          276
   Prepaid and other current assets ..................................         217          282
                                                                          --------     --------
       Total current assets ..........................................      24,332       26,597

Property and equipment, net ..........................................       1,612        1,570
Goodwill, net ........................................................       1,443        1,443
Other assets .........................................................         375          374
                                                                          --------     --------
       Total assets ..................................................    $ 27,762     $ 29,984
                                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................    $    775     $    771
   Accrued compensation ..............................................       1,302        1,383
   Other accrued expenses ............................................       1,767        1,569
   Current portion of long-term debt and capital lease obligations ...          92           85
                                                                          --------     --------
       Total current liabilities .....................................       3,936        3,808

   Long-term debt and capital lease obligations ......................         290          303
                                                                          --------     --------
       Total liabilities .............................................       4,226        4,111

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized;
     shares issued and outstanding: 12,914,000 as of March 31, 2002
     and 12,721,000 as of December 31, 2001 ..........................         129          127
   Additional paid-in capital ........................................      80,572       80,583
   Accumulated deficit ...............................................     (57,179)     (54,860)
   Cumulative translation adjustment .................................          14           23
                                                                          --------     --------
      Total stockholders' equity .....................................      23,536       25,873

                                                                          --------     --------
      Total liabilities and stockholders' equity .....................    $ 27,762     $ 29,984
                                                                          ========     ========

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data / unaudited)

                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                            2002      2001
                                                          -------    -------

Product revenues .....................................      2,604      1,847

Costs and expenses:
  Cost of product revenues ...........................        713        519
  Research and development ...........................      1,047        949
  Selling and marketing ..............................      2,456      2,060
  General and administrative .........................        837      1,056
                                                          -------    -------
        Total costs and expenses .....................      5,053      4,584
                                                          -------    -------

        Loss from operations .........................     (2,449)    (2,737)

Interest and other income, net .......................        130        236
                                                          -------    -------
        Net loss .....................................    $(2,319)   $(2,501)
                                                          =======    =======

Basic and diluted net loss per share .................    $ (0.18)   $ (0.24)
                                                          =======    =======

Weighted average common shares outstanding
     Basic and diluted ...............................     12,793     10,597
                                                          =======    =======

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                             BioSphere Medical, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands / unaudited)

                                                                                   Three months ended
                                                                                       March 31,
                                                                                   ------------------
                                                                                    2002       2001
                                                                                   -------    -------
Cash flows from operating activities:

   Net loss ....................................................................   $(2,319)   $(2,501)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Provision for doubtful accounts ..........................................        --         30
      Depreciation and amortization ............................................       133         95
      Changes in operating assets and liabilities:
         Accounts receivable ...................................................      (179)      (360)
         Inventories ...........................................................      (535)       (29)
         Prepaid and other assets ..............................................        63        (78)
         Accounts payable ......................................................        54        (74)
         Accrued compensation ..................................................      (116)      (227)
         Other accrued expenses ................................................       207        362
         Payments from related party ...........................................       260         27
         Deferred revenue ......................................................        --        250
                                                                                   -------    -------
   Net cash used in operating activities .......................................    (2,432)    (2,505)

Cash flows from investing activities:
   Proceeds from maturity of marketable securities .............................    12,550         --
   Purchase of property and equipment ..........................................      (171)      (292)
                                                                                   -------    -------
   Net cash provided by (used in) investing activities .........................    12,379       (292)

Cash flows from financing activities:
   Cash proceeds from by the exercise of stock options .........................         6          9
   Proceeds from capital lease obligations .....................................        27         --
   Principal payments under long-term debt and capital lease obligations .......       (31)       (14)
                                                                                   -------    -------
   Net cash used in financing activities .......................................         2         (5)

Effect of exchange rate changes on cash and cash equivalents ...................        10        (37)
                                                                                   -------    -------

Net increase (decrease) in cash and cash equivalents ...........................     9,959     (2,839)
Cash and cash equivalents at beginning of period ...............................    10,569     15,276
                                                                                   -------    -------
Cash and cash equivalents at end of period .....................................   $20,528    $12,437
                                                                                   =======    =======

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)   Nature of Business

     BioSphere Medical, Inc ("BioSphere" or the "Company") was incorporated in Delaware in December 1993 under the name BioSepra Inc. During 1999, the Company strategically refocused its business on the development and commercialization of its proprietary Embosphere Microspheres for use in treating hypervascularized tumors and arteriovenous malformations. Between February 1999 and October 2001, the Company acquired all ownership interests in Biosphere Medical S.A. ("BMSA"), a French societe anonyme. BMSA holds the license to the embolotherapy device that is the main focus of the Company's business. In May 1999, the Company sold substantially all of the assets relating to its former core business, chromatography, and changed its name to BioSphere Medical, Inc.

     During 2000, the Company established two wholly owned subsidiaries to pursue the development of other microsphere applications and technologies. In April 2000, BioSphere Medical Japan, Inc., a Delaware corporation, was established to develop and commercialize Embosphere Microspheres as well as HepaSphere SAP Microspheres in Asia. In December 2000, BSMD Ventures, Inc., also a Delaware corporation, was established to explore and develop alternative applications for the Company's microsphere platform technology.

     The Company believes that existing working capital, together with anticipated sales proceeds from its Embosphere Microspheres, EmboGold Microspheres and other medical device products, will provide liquidity sufficient to allow the Company to meet its expected spending obligations for at least the next twelve-month period, while also allowing the further development and testing of other product candidates and technologies. However, no assurances can be given that such revenues will, in fact, be realized, or that the Company will have sufficient capital to meet its obligations beyond the next twelve-month period. Should the Company not realize some or all of its revenue projections, or otherwise fail to have sufficient capital for its planned operations, it may be required to secure alternative financing arrangements, pursue additional strategic partners, and/or defer or limit some or all of its research, development and/or clinical projects.

B)   Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's annual audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The consolidated condensed financial statements include the accounts of the Company, and its three wholly-owned subsidiaries, BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company's annual audited financial statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three months ended March 31, 2002 and 2001. The results of operations for the presented periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

C)   Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income
(loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, the effects of foreign currency translation adjustments, which are reflected separately in stockholders' equity, are included in accumulated other comprehensive income
(loss). For the three months ended March 31, 2002 and 2001, the Company's comprehensive loss was $2,293,000 and $2,538,000, respectively.

D)   Net Loss Per Share

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Common stock equivalents, as calculated in accordance with the treasury-stock accounting method

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

D)   Net Loss Per Share (Continued)

equaled 2,821,816 and 3,334,714 for the three months ended March 31, 2002 and 2001, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.

E)   Impairment of Long-Lived Assets

     As of March 31, 2002, the Company has evaluated the potential impairment of its long-lived assets with respect to events or changes in circumstances that may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management's assessment as of March 31, 2002, the Company has determined that no impairment of long-lived assets exists.

2.   INVENTORIES

          Inventories are stated at the lower of cost or market and consist of the following:

                                                      March 31,     December 31,
(In thousands)                                          2002            2001
--------------------------------------------------------------------------------

Raw material ......................................    $  165         $  185
Work in progress ..................................       867            269
Finished goods ....................................       585            657
                                                       ------         ------
                                                       $1,617         $1,111
                                                       ======         ======

3.   SEGMENT AND GEOGRAPHIC DATA

     The Company markets microspheres for use in the treatment of hypervascularized tumors and arteriovenous malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment. Operations are primarily conducted in two geographic regions:
North America and Europe. Operations by geographic region for the three months ended March 31, 2002 and 2001 are as follows:

                                                       Three Months Ended
                                                           March 31,
                                                       ------------------
(In thousands)                                          2002        2001
-------------------------------------------------------------------------
Revenues
   North America
       Unaffiliated customers .....................    $ 1,734    $ 1,066
                                                       -------    -------

   Europe
       Unaffiliated customers - (primarily
          French) .................................        739        664
       Related parties ............................        921        976
       Transfer to other geographic areas .........        131        117
                                                       -------    -------
                                                         1,791      1,757
       Elimination and adjustments ................       (921)      (976)
                                                       -------    -------
       Total revenue - Europe .....................    $   870    $   781
                                                       =======    =======

Operating losses
   North America ..................................    $(2,287)   $(2,898)
   Europe .........................................        (32)       397
                                                       -------    -------
   Total operating loss ...........................    $(2,319)   $(2,501)
                                                       =======    =======

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

4.   RELATED PARTY TRANSACTIONS

     As of December 31, 2001, receivable from related party represented $343,000 in offering expenses that Sepracor, Inc., has agreed to pay as a result of Sepracor's participation in the July 2001 secondary offering of 4.0 million shares of the Company's common stock. Partially offsetting the total receivable from related party were amounts due to Sepracor for certain health benefits paid by Sepracor on the Company's behalf, along with related health benefit administrative services provided on an arms-length basis through October 2001. As of March 31, 2002, all related party commitments have been settled in full.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company prospectively adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and as a result, the Company will cease to amortize the $1.44 million in goodwill recorded as of December 31, 2001. During the quarter ended March 31, 2001, the Company recorded approximately $38,000 of amortization within general and administrative expense and would have recorded an estimated $50,000 of amortization during the three month period ended March 31, 2002. In lieu of periodic amortization, the Company is required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. Such review is expected to be completed over the next three-month period.

     Currently, the Company does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes contained elsewhere in this report.

OVERVIEW

     BioSphere Medical, Inc., ("we," the "Company" or "BioSphere") is pioneering the use of our proprietary bio-engineered acrylic beads, known as microspheres, for medical applications using embolotherapy techniques and also to develop potential applications in several non-embolotherapy applications. Embolotherapy is a minimally invasive procedure in which embolic materials, such as our microspheres, are delivered through a catheter into the blood vessels to inhibit blood flow to tumors or vascular defects or to control blood loss presurgically. Our initial embolotherapy product, Embosphere Microspheres, is targeted for the treatment of hypervascularized tumors and arteriovenous malformations. Hypervascularized tumors are tumors that have a large number of blood vessels feeding them and include certain tumors affecting the brain and spinal cord, tumors in the uterus, known as uterine fibroids, and tumors associated with primary liver cancer. By selectively blocking the tumor's blood supply, embolotherapy is designed to cause the tumor to shrink and necrose. Based on preliminary research, we believe that our microsphere technology platform can also be adapted to deliver drugs, living tissue or genetic material to targeted sites.

     BioSphere Medical, Inc. was originally incorporated in 1993 under the name BioSepra Inc., as a chromatography media company. During 1999, we strategically refocused our business on the development and commercialization of our proprietary microspheres for medical applications. In February 1999, we acquired a 51% ownership interest in Biosphere Medical S.A., a French societe anonyme, which we refer to as BMSA. Between April 2000 and October 2001, we acquired the remaining ownership interest in BMSA. BMSA retains the license to the embolotherapy device that is the main focus of our business. In May 1999, we sold substantially all of our assets relating to our former core business, chromatography, and changed our name to BioSphere Medical, Inc. Sepracor Inc., a specialty pharmaceutical company, beneficially owned approximately 25% and 55% of our outstanding common stock as of March 31, 2002 and 2001, respectively.

     In April 2000, we received clearance from the United States Food and Drug Administration (the "FDA") for embolization of hypervascularized tumors and arteriovenous malformations, excluding specific marketing approval for uterine fibroids. In December 2000, we commenced our pivotal Phase II clinical testing, under an investigational device exemption, of the safety and effectiveness of treating uterine fibroids by uterine artery embolization with our Embosphere Microspheres. An investigational device exemption is a regulatory exemption granted by the FDA to medical device manufacturers for the purpose of conducting clinical studies. We intend, pending FDA clearance or approval for this indication, to promote our microspheres for the treatment of uterine fibroids. We do not anticipate receiving this clearance or approval before the last fiscal quarter of 2002, if at all.

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

     Our revenue is primarily generated from product sales of Embosphere Microspheres in the United States, European Union, Australia and Canada. Product revenues also include the sale of barium and other ancillary products manufactured by us or by third parties. Although we have not received FDA clearance or approval to market our Embosphere Microspheres for the specific use in the treatment of uterine fibroids, we believe that a majority of our revenue in the United States for the three months ended March 31, 2002 and 2001 was derived from the sale of Embosphere Microspheres for use in uterine fibroid embolization.

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

     We have experienced operating losses in each fiscal period since our inception. As of March 31, 2002, we had approximately $20.528 million in cash and cash equivalents and an accumulated deficit of approximately $57.179 million. In connection with our business plan to pursue those programs designed to assist us in developing, expanding and capturing a significant portion of the embolotherapy market, we expect to experience continued quarterly losses through at least the next fiscal year.

     We believe that existing working capital, together with anticipated sales proceeds from our Embosphere Microspheres, EmboGold Microspheres and other medical device product lines, will provide liquidity sufficient to allow us to meet our expected spending obligations for at least the next twelve-month period, while also allowing the further development and testing of other product candidates and technologies. However, no assurances can be given that such revenues will, in fact, be realized, or that we will have sufficient capital to meet our obligations beyond the next twelve-month period. Should we not realize some or all of our revenue projections, or otherwise fail to have sufficient capital for our operations, we may be required to secure alternative financing arrangements, pursue additional strategic partners, and/or defer or limit some or all of our research, development and/or clinical projects.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Areas where judgments are made include revenue recognition, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. There were no material changes in our judgments or estimates during the first quarter of 2002. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     Total revenues increased to $2.604 million for the three-month period ended March 31, 2002 from $1.847 million for the same period in 2001. The $757,000, or 41%, increase in product revenues in the year-to-year quarters was due primarily to an increase in the volume of sales of Embosphere Microspheres and EmboGold Microspheres in the United States. Also contributing to the increase was a slight increase in the average per unit selling price resulting from the introduction of the pre-filled EmboGold Microspheres syringe package in September of 2001. Total North American revenue increased $668,000, or 62% from $1.066 million in the three-month period ended March 31, 2001 to $1.734 million in same period ended March 31, 2002.

     Cost of product revenues for the three-month period ended March 31, 2002 was $713,000, compared with $519,000 for the same period in 2001. The $194,000, or 37%, increase in the cost of product revenues for the three-month period ended March 31, 2002 was due to the 41% increase in sales partially offset by improved manufacturing efficiencies and a shift in the product sales mix to the higher-margin Embosphere Microspheres and EmboGold Microspheres products, predominantly in North America. Gross margin from our Embosphere Microspheres, EmboGold Microspheres and all other ancillary product sales for the three-month period ended March 31, 2002 was $1.891 million, or approximately 73% of product revenues, compared with $1.328 million, or 72% of product revenues, for the same period in 2001.

     Research and development expenses increased to $1.047 million in the three months ended March 31, 2002, from $949,000 in the same period in 2001. The $98,000, or 10% increase in the three months ended March 31, 2002 was primarily due to increased salary and related benefit expenses related to expanding our research and development functions in the United States. Also contributing to the increase were additional costs related to our ongoing pivotal Phase II clinical trials aimed at establishing clinical data to support FDA specific labeling clearance or approval to use our Microsphere products in the treatment of uterine fibroids. Total clinical costs were $313,000 and $251,000 for the three-month period ended March 31, 2002 and 2001, respectively. We anticipate future research and development expenses will increase as a result of the ongoing pivotal Phase II uterine fibroid embolization clinical trial and continued development and enhancements of our current pipeline products and product candidates.

     Selling and marketing expenses increased to $2.456 million for the three months ended March 31, 2002 from $2.060 million for the comparable period in 2001. The $396,000, or 19%, increase in the three-month period ended March 31, 2002, was primarily due to increased salary and related benefit expenses associated with an expanded direct sales force. Also contributing to the increase was additional expenses related to increased trade show sponsorships and focused efforts to increase our name recognition by marketing to physicians in the interventional radiology community. Future selling and marketing expenses are expected to increase consistent with the growth in our revenue and the embolization industry in general.

     General and administrative expenses decreased to $837,000 for the three months ended March 31, 2002 from $1.056 million for the comparable period in 2001. The $219,000, or 21%, decrease in the three-month period ended March 31, 2002, was primarily due to the absence of litigation defense expenses in the quarter ended March 31, 2002. Specifically, we incurred additional legal costs during the three-month period ended March 31, 2001 in defense of a legal proceeding, which was settled on May 16, 2001. Additional reductions in general and administrative expenses in the three-month period ended March 31, 2002 resulted from the elimination of goodwill amortization expenses as required under Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

     Interest and other income, net, in the three-month period ended March 31, 2002 was $130,000, compared to $236,000 in the comparable period in 2001. The $106,000, or 45%, decrease in interest and other income, net, was primarily due to differences in realized investment yields brought about by the significant reductions in interest rates in the fourth quarter of 2001. Also contributing to the decrease in interest and other income was the effect of foreign currency fluctuations. To date, the Company has not recorded a benefit for income taxes, as we believe the ability to realize such tax benefits remains uncertain.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our operations from product sales, net proceeds provided from public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by Sepracor, bank financing, equipment financing leases and to a lesser extent, exercises of stock options. As of March 31, 2002, we had $20.528 million in cash and cash equivalents and $20.396 million in net working capital. On July 3, 2001, we completed an underwritten public offering of 4.0 million shares of our common stock at $11.00 per share. Of the 4.0 million shares of common stock offered, we sold 2.0 million shares and Sepracor sold 2.0 million shares. Net proceeds to Biosphere were approximately $20.354 million. Proceeds from the public offering are being used for working capital and general corporate purposes, including product commercialization and research and development. On August 6, 2001, Sepracor sold an additional 600,000 shares of our common stock pursuant to exercise of the underwriter's over-allotment option. As a result of this offering, including the over-allotment, Sepracor's beneficial ownership interest in BioSphere's outstanding common stock decreased from approximately 55% to approximately 25% as of March 31, 2002.

     For the three months ended March 31, 2002, we used $2.417 million in operating activities primarily to fund our sales, marketing and product research and development activities, as well as to finance working capital requirements particularly in the United States. Cash used in operations is expected to decrease, as product revenue growth is expected to partially offset our operational expenses and product development efforts.

     Net cash provided by investing activities was $12.379 million for the three months ended March 31, 2002, primarily all of which resulted from the maturity of marketable securities. Offsetting the total increase was $171,000 in property and equipment purchases. Purchases during the three-month period ended March 31, 2002, included acquisitions of additional scientific, manufacturing and computer equipment needed for our expansion in both the United States and France. Future capital expenditures are anticipated to continue at current levels over the next twelve to eighteen month period consistent with our plan to expand our sales and marketing force in the United States, Australia and Canada, as well as expand our manufacturing capabilities within the United States. If available on favorable terms, we expect to finance certain future fixed asset acquisitions through leasing arrangements.

     We believe that our existing cash and other working capital, including the approximate $20.528 million in cash and cash equivalents that we have as of March 31, 2002, will be sufficient to fund our operating and capital requirements, as currently planned, at least through the next twelve-month period. However, our cash requirements may vary materially from those now planned due to changes in anticipated research and development efforts, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review, the market's acceptance of any approved products, and other factors.

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

     We have not had any material changes in our borrowing arrangements, contractual cash commitments and related party transactions since December 31, 2001. For a discussion of our contractual cash commitments and related party transactions, refer to our Annual Report on Form 10-K for the year ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, we prospectively adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill and certain intangible assets with identified useful lives are no longer subject to amortization over the estimated useful life, but instead goodwill is subject to at least an annual valuation and assessment for impairment by applying a fair-value-based test. As a result of the adoption of SFAS 142, we will cease to amortize the $1.443 million in goodwill recorded as of December 31, 2001. During the quarter ended March 31, 2001, we recorded approximately $38,000 of amortization within general and administrative expense and would have recorded an estimated $50,000 of amortization during the three-month period ended March 31, 2002. In lieu of periodic amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review over the next three-month period.

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

RISK RELATING TO OUR FUTURE PROFITABILITY

Because we have a history of losses and our future profitability is uncertain, our common stock is a highly speculative investment

     We have incurred operating losses since our inception and, as of March 31, 2002, had an accumulated deficit of approximately $57.2 million. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses for at least the next several fiscal quarters as we expand our commercialization efforts.

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

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY

If we do not achieve widespread market acceptance of our Embosphere Microspheres product, our business prospects will be seriously harmed

     Our Embosphere Microspheres are based on new technologies and therapeutic approaches. In the United States, we only recently began selling our Embosphere Microspheres product for the embolization of hypervascularized tumors and arteriovenous malformations. We will require additional FDA approval before we can market Embosphere Microspheres in the United States for specific use in the embolization of uterine fibroids. Our success will depend upon the medical community, patients and third party payors accepting our Embosphere Microspheres product as medically useful, cost-effective and safe. In particular, our success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our products in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

     Negative publicity associated with any adverse medical effects attributed to embolization treatments generally or our product specifically, may create the market perception that our products are unsafe. For example, patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, rashes, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. In addition, Embosphere Microspheres are designed to remain in the body permanently. As a result, there is some risk that some or all of the Embosphere Microspheres used in a medical procedure may travel in the blood system beyond the intended site of action and occlude, or block, other blood vessels, resulting in significant adverse health effects on the patient or even death. Moreover, to use our Embosphere Microspheres correctly for a particular medical procedure, physicians must select and use the proper size and quantity of Embosphere Microspheres. A physician's selection and use of the wrong size or quantity of Embosphere Microspheres could have significant adverse health effects on the patient, including death. It will be necessary for us to spend significant amounts of money and allocate management resources to educate physicians about the selection and use of the proper size and quantity of Embosphere Microspheres in patient therapy. In addition, there is only limited data concerning the long-term health effects on persons resulting from embolotherapy using our Embosphere Microspheres.

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

     .    be capable of production in commercial quantities at acceptable costs;
          or

     .    be successfully marketed.

If we do not develop and introduce new products we may not achieve revenue opportunities

     We derived more than a majority of our revenue for the three-month periods ended March 31, 2002 and 2001 from the sale of Embosphere Microspheres. In addition, although we have not received FDA clearance or approval to market of Embosphere Microspheres for the specific use in the treatment of uterine fibroids, we believe that a majority of our revenue in the United States for the three-month periods ended March 31, 2002 and 2001 was derived from the sale of Embosphere Microspheres for use in uterine fibroid embolization. We derived approximately 17% of our revenue for the three-month period ended March 31, 2002, and 27% of our revenue for three-month periods ended March 31, 2001 from the sale of non-strategic products that we do not expect to constitute a significant portion of our revenue on an ongoing basis. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. If we are not successful in developing new applications and products, we may not achieve revenue opportunities.

If we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and increasing our sales

     We are currently developing sales, distribution and marketing capabilities in the United States and have only limited sales, distribution and marketing capabilities in the European Union. It is expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. For example, BMSA has entered into an exclusive, multi-year distribution agreement with Terumo Europe N.V. pursuant to which Terumo has become the exclusive distributor and marketing partner for our Embosphere Microspheres and EmboGold Microspheres products in certain countries of the European Union. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sale of our product. We and any third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

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

If we are not able to compete effectively, we may experience decreased demand for our products, which may result in price reductions

     We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. Our success depends upon our ability to develop and maintain a competitive position in the embolotherapy market. Our key medical device competitors are Cordis Corporation, a Johnson & Johnson company, Boston Scientific Corporation and Cook Incorporated. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products that compete with our Embosphere Microspheres product more rapidly or at less cost than we can. Currently, the primary products with which our Embosphere Microspheres compete for some of our applications are polyvinyl alcohol, polymerizing gels and coils. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

     We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our market and continue to commercially develop our business. Moreover, we may not be able to compete effectively, and competitive pressures may result in less demand for our products and impair our ability to become profitable.

If we fail to maintain, or in some instances obtain, an adequate level of reimbursement for our products by third-party payors, there may be no commercially viable markets for our products

     The availability and levels of reimbursement by governmental and other third party payors affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices that companies such as ours charge for medical products. In some foreign countries, particularly the countries of the European Union where our Embosphere Microspheres product is currently marketed and sold, the pricing of medical devices is subject to governmental control and the prices charged for our products have in some instances been reduced as a result of these controls. Additionally, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. These proposals, if adopted, could result in less revenue per procedure for us, and could affect our ability to raise capital and market our products.

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

Because Sepracor Inc. and our executive officers and directors own a significant amount of our common stock, they may be able to exert control over us

     As of March 31, 2002, Sepracor Inc. beneficially owned approximately 25% of our outstanding common stock. In addition, as of March 31, 2002, our executive officers and directors beneficially owned, in the aggregate, approximately 16% of our outstanding common stock, excluding shares owned by Sepracor which some of our directors and executive officers may be deemed to beneficially own, but including shares issuable upon exercise of vested options and warrants. Two of our directors are executive officers of Sepracor. Sepracor and our executive officers and directors will have substantial control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

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

     We are focusing our immediate product commercialization efforts on our Embosphere Microspheres. In April 2000, we obtained clearance from the FDA to market our Embosphere Microspheres in the United States for the embolization of hypervascularized tumors and arteriovenous malformations. However, before we can specifically market Embosphere Microspheres in the United States for use in the embolization of uterine fibroids, we will require either FDA clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, which we refer to as a 510(k) notification, or the more time consuming and expensive approval of a premarket approval application. We do not expect to receive the required clearance or approval for specific labeling for uterine fibroids until at least the last quarter of 2002, if at all. In order to obtain FDA clearance or approval to market our product for this indication, we are conducting clinical trials. We cannot assure you that the data resulting from this study will be considered by the FDA to be sufficient to permit clearance or approval.

If the FDA or other regulatory agencies place restrictions on, or impose additional approval requirements with respect to, products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products

     Even if the FDA grants us approval or clearance with respect to any of our products, it may place substantial restrictions on the indications for which we may market the product, which could result in lower revenues. The marketing claims we are permitted to make in labeling or advertising regarding our Embosphere Microspheres are limited to those specified in any FDA clearance or approval. For example, because our products are not specifically approved for labeling for use for uterine fibroids, we may not promote them for this use. However, we believe that a majority of our revenue in the United States for the three months ended March 31, 2002 and 2001 was derived from the sale of Embosphere Microspheres for use in uterine fibroid embolization.

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

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We will continue to need additional funds, and if additional capital is not available, we may have to limit, scale back or cease our operations

     We may need to raise additional funds to develop and commercialize our products successfully. If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our product development, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. Although we are presently negotiating a credit line with a bank, we currently have no committed source of capital. We may seek additional funding through collaborative arrangements, borrowing money or the sale of additional equity securities. We may not receive additional funding on reasonable terms or at all. Any sales of additional shares of our capital stock are likely to dilute our existing stockholders.

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

If operating results fluctuate significantly from quarter to quarter, then our stock price may decline

     Our operating results could fluctuate significantly from quarter to quarter. These fluctuations may be due to several factors including the timing and volume of customer orders for our Embosphere Microspheres, customer cancellations and general economic conditions. We also expect that our operating results will be affected by seasonality, since we expect our revenue growth to subside in the third quarter of each year from the first two quarters of each year because we do a considerable percentage of our business in the European Union, which typically experiences a slowdown of business during the summer months. Due to these fluctuations, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price may decline.

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

RISKS RELATING TO THE PRODUCTION AND SUPPLY OF OUR PRODUCTS

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer

     If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce all of our Embosphere Microspheres products in one manufacturing facility in France and sub-contract a significant portion of the final packaging process to an independent contract manufacturer. We would likely experience significant delays or cessation in producing our products at either of these facilities if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture our products at our facility in France, or package certain of our products with our contract manufacturer, we may be required to enter into arrangements with one or more alternative contract manufacturing companies. We have contingency plans to establish manufacturing in the United States in place but we could encounter delays or difficulties in establishing relationships with alternate contract manufacturers or in establishing agreements on terms that are favorable to us. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

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

RISKS RELATING TO OUR FOREIGN OPERATIONS

If we are unable to meet the operational, legal and financial challenges that we will encounter in our international operations, we may not be able to grow our business

     Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a significant portion of our revenue from the sale of our Embosphere Microspheres and other products in the European Union. We are increasingly subject to a number of challenges, which specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

     As of March 31, 2002, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          a) EXHIBITS

               None

          b) REPORTS ON FORM 8-K

               Form 8-K dated April 8, 2002 - Item 4: Changes in Registrant's Certifying Accountant.

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BioSphere Medical, Inc.


Date: May 14, 2002                 By: /s/  Robert M. Palladino
                                       -----------------------------
                                   Robert M. Palladino
                                   Duly authorized officer of the Registrant and
                                   Chief Financial Officer
                                   (principal financial and accounting officer)