Form 10-Q
period 2002-06-30
BIOSPHERE MEDICAL INC
filed 2002-08-14
CIK 919015

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

               For the quarterly period ended: June 30, 2002

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

The number of shares outstanding of the Registrant's Common Stock as of
August 2, 2002: 13,037,997 shares.
--------------------------------------------------------------------------------

                             BIOSPHERE MEDICAL, INC.
                                      INDEX


                                                                         Page
Part I -  Financial Information                                          ----


Item 1.   Consolidated Condensed Financial Statements

           Consolidated Condensed Balance Sheets as of
           June 30, 2002 and December 31, 2001 (unaudited).................3

           Consolidated Condensed Statements of Operations for the
           Three and Six Months Ended June 30, 2002 and 2001 (unaudited)...4

           Consolidated Condensed Statements of Cash Flows for the
           Six Months Ended June 30, 2002 and 2001 (unaudited).............5

           Notes to Consolidated Condensed Financial Statements............6


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................9

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk.....................................................22

Part II - Other Information

Item 1.   Legal Proceedings................................................23

Item 4.   Submission of Matters to a Vote of Security Holders..............23

Item 6.   Exhibits and Reports on Form 8-K.................................23

          Signatures.......................................................24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             BIOSPHERE MEDICAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share data / unaudited)

                                                       JUNE 30,      DECEMBER 31,
                                                         2002            2001
                                                     ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents.......................    $     9,469     $    10,569
 Marketable securities...........................          8,040          12,550
 Accounts receivable, net of allowance
  for doubtful accounts of $105 as of
  June 30, 2002 and December 31, 2001............          2,398           1,809
 Inventories, net................................          2,167           1,111
 Receivable from related party...................            --              276
 Prepaid and other current assets................            353             282
                                                     ------------    ------------
     Total current assets........................         22,427          26,597

 Property and equipment, net.....................          1,716           1,570
 Goodwill, net...................................          1,443           1,443
 Other assets....................................            381             374
                                                     ------------    ------------
TOTAL ASSETS.....................................    $    25,967     $    29,984
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................    $       822     $       771
 Accrued compensation............................          1,627           1,383
 Other accrued expenses..........................          1,233           1,569
 Current portion of long-term debt
  and capital lease obligations..................            104              85
                                                     ------------    ------------
     Total current liabilities...................          3,786           3,808

 Long-term debt and capital lease
  obligations....................................            299             303
                                                     ------------    ------------
TOTAL LIABILITIES................................    $     4,085     $     4,111
                                                     ============    ============


Stockholders' equity:
 Common stock, $0.01 par value, 25,000,000
  shares authorized; shares issued and
  outstanding: 13,038,000 as of June 30, 2002
  and 10,595,000 as of December 31, 2001.........            130             127
 Additional paid-in capital......................         80,951          80,583
 Accumulated deficit.............................        (59,320)        (54,860)
 Cumulative other comprehensive income...........            121              23
                                                     ------------    ------------
TOTAL STOCKHOLDERS' EQUITY.......................         21,882          25,873
                                                     ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......    $    25,967     $    29,984
                                                     ============    ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data / unaudited)

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                ---------------------    ---------------------
                                                   2002        2001         2002        2001
                                                ---------   ---------    ---------   ---------

REVENUE:
  Product revenues...........................   $  3,379    $  2,163     $  5,982    $  4,010
  Collaboration revenues.....................        --          250          --          250
                                                ---------   ---------    ---------   ---------
     TOTAL REVENUES..........................      3,379       2,413        5,982       4,260

COSTS AND EXPENSES:
  Cost of product revenues...................        879         589        1,592       1,108
  Research and development...................      1,066       1,249        2,113       2,198
  Selling and marketing......................      1,973       2,286        4,428       4,346
  General and administrative.................      1,695         673        2,531       1,729
                                                ---------   ---------    ---------   ---------
     TOTAL COSTS AND EXPENSES................      5,613       4,797       10,664       9,381
                                                ---------   ---------    ---------   ---------
     LOSS FROM OPERATIONS....................     (2,234)     (2,384)      (4,682)     (5,121)

  Interest and other income, net.............         93         102          222         339
                                                ---------   ---------    ---------   ---------
     NET LOSS................................   $ (2,141)   $ (2,282)    $ (4,460)   $ (4,782)
                                                =========   =========    =========   =========

BASIC AND DILUTED NET LOSS PER SHARE.........   $  (0.16)   $  (0.22)    $  (0.35)   $   0.45)
                                                =========   =========    =========   =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic and diluted.......................     12,997      10,597       12,897      10,597
                                                =========   =========    =========   =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands / unaudited)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                            ---------------------
                                                               2002       2001
                                                            ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................   $ (4,460)   $ (4,782)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Provision for doubtful accounts......................         --          80
    Depreciation and amortization........................        289         216
    Non-cash stock-based compensation
     to non-employees....................................         38          --
    Changes in operating assets and liabilities:
      Accounts receivable................................       (517)       (606)
      Inventories........................................       (958)       (168)
      Prepaid and other assets...........................        (72)       (210)
      Accounts payable...................................         (6)        159
      Accrued compensation...............................        199          (4)
      Other accrued expenses.............................       (394)         91
      Payments from related party........................        260          24
                                                            ---------   ---------
  Net cash used in operating activities..................     (5,621)     (5,200)
                                                            ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.....................       (333)       (623)
  Purchase of available for sale marketable
   securities............................................     (8,040)        --
  Proceeds from the maturity of held to maturity
   marketable securities.................................     12,550         --
                                                            ---------   ---------
  Net cash provided by (used in) investing activities....      4,177        (623)
                                                            ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options
   and warrants..........................................        349           9
  Proceeds from issuance of long-term debt
   and capital leases....................................         32         --
  Principle payments under long-term debt
   and capital lease obligations.........................        (28)        --
                                                            ---------   ---------
  Net cash provided by financing activities..............        353           9
                                                            ---------   ---------
Effect of exchange rate changes on cash and
  cash equivalents.......................................         (9)        (57)
                                                            ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS................     (1,100)     (5,871)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........     10,569      15,276
                                                            ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............   $  9,469    $  9,405
                                                            =========   =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)   NATURE OF BUSINESS

     BioSphere Medical, Inc. (the "Company") was incorporated in Delaware in December 1993. During 1999, the Company strategically refocused its business on the development and commercialization of its proprietary Embosphere(R) Microspheres for use in treating hypervascularized tumors and arteriovenous malformations. Between February 1999 and October 2001, the Company acquired all ownership interests in Biosphere Medical S.A. ("BMSA"), a French societe anonyme. BMSA holds the license to the embolotherapy device that is the main focus of the Company's business. In May 1999, the Company sold substantially all of the assets relating to its former core business, chromatography, and changed its name from BioSepra, Inc. to BioSphere Medical, Inc.

     During 2000, the Company established two wholly owned subsidiaries to pursue the development of other microsphere applications and technologies. In April 2000, BioSphere Medical Japan, Inc., a Delaware corporation, was established to develop and commercialize Embosphere Microspheres, EmboGold(TM) Microspheres ("Microspheres") as well as HepaSphere SAP(TM) Microspheres in Asia. In December 2000, BSMD Ventures, Inc., also a Delaware corporation, was established to explore and develop alternative applications for the Company's Microsphere platform technology.

     The Company believes that existing working capital, together with anticipated sales proceeds from its Microspheres and other medical device products, will provide liquidity sufficient to allow the Company to meet its expected spending obligations for at least the next twelve-month period, while also allowing the further development and testing of other product candidates and technologies. However, no assurances can be given that such revenues will, in fact, be realized, or that the Company will have sufficient capital to meet its obligations beyond the next twelve-month period. Should the Company not realize some or all of its revenue projections, or otherwise fail to have sufficient capital for its planned operations, it may be required to secure alternative financing arrangements, pursue additional strategic partners and/or defer or limit some or all of its sales, marketing, research, development and/or clinical projects.


B)   BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's annual audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The consolidated condensed financial statements include the accounts of the Company, and its three wholly owned subsidiaries, BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company's annual audited financial statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three and six months ended June 30, 2002 and 2001. The results of operations for the presented periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


C)   COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net loss. Specifically, the effects of foreign currency translation adjustments and any unrealized gains or losses on available-for-sale marketable securities are separately included in accumulated other comprehensive income within stockholder's equity. For the six months ended June 30, 2002 and 2001, the Company's comprehensive loss was $4,362,000 and $4,839,000, respectively.

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


D)   NET LOSS PER SHARE

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Common stock equivalents, as calculated in accordance with the treasury-stock accounting method equaled 2,311,132 and 3,246,673 as of June 30, 2002 and 2001, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.

E)   IMPAIRMENT OF LONG-LIVED ASSETS

     As of June 30, 2002, the Company has evaluated the potential impairment of its long-lived assets with respect to events or changes in circumstances that may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management's assessment as of June 30, 2002, the Company has determined that no impairment of long-lived assets exists.

2.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. In accordance with the Company's investment policies, surplus cash is invested in investment grade corporate and government debt and asset backed securities. The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2001, all marketable securities were classified as held to maturity as the Company had both the intent and ability to hold all such assets to maturity. As of June 30, 2002, all marketable securities are classified as current and available-for-sale since the Company has the ability to use such securities to satisfy current liabilities. Marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income in the accompanying balance sheet. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with realized gains and losses on available-for-sale securities, are included in other income and expense. As of June 30, 2002, the Company's cash, cash equivalents and marketable securities amortized cost approximates fair value and are as follows (in thousands):

                                                   JUNE 30,
                                                     2002
                                                 -----------

            Cash and money market funds.......   $    9,469
            Corporate debt and asset
             backed securities................        1,698
            Government securities.............        6,342
                                                 -----------
               Total..........................       17,509

            Less amounts classified as
             cash and cash equivalents........       (9,469)
                                                 -----------
               Total marketable securities....   $    8,040
                                                 ===========


3.   INVENTORIES

     Inventories are stated at the lower of cost or market and consist of the following (in thousands) :


                                                   JUNE 30,     DECEMBER 31,
                                                     2002          2001
                                                 -----------    -----------
            Raw material .....................   $      220     $      185
            Work in progress .................          705            269
            Finished goods ...................        1,242            657
                                                 -----------    -----------
                                                 $    2,167     $    1,111
                                                 ===========    ===========

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


4.   SEGMENT AND GEOGRAPHIC DATA

     The Company develops Microspheres for use in the treatment of hypervascularized tumors and arteriovenous malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment. Operations are primarily conducted in two geographic regions:
North America and Europe. Operations by geographic region for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands:

                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JUNE 30,               JUNE 30,
                                                --------------------   --------------------
                                                   2002       2001        2002       2001
                                                ---------  ---------   ---------  ---------
 REVENUES
   NORTH AMERICA
     Unaffiliated customers.................    $  2,462   $  1,449    $  4,196   $  2,515
     Related parties........................          84        --           92        --
     Collaboration revenues.................         --         250         --         250
                                                ---------  ---------   ---------  ---------
       TOTAL REVENUES - NORTH AMERICA.......    $  2,546   $  1,699    $  4,288   $  2,765
                                                ---------  ---------   ---------  ---------
   EUROPE
      Unaffiliated customers -
        (primarily French)..................         780        607       1,518      1,271
      Related parties.......................         977        801       1,898      1,777
      Transfer to other geographic areas....         137        107         268        224
                                                ---------  ---------   ---------  ---------
       TOTAL REVENUES - EUROPE..............       1,894      1,515       3,684      3,272
                                                ---------  ---------   ---------  ---------
   ELIMINATION AND ADJUSTMENTS..............      (1,061)      (801)     (1,990)    (1,777)
                                                ---------  ---------   ---------  ---------
       TOTAL REVENUES.......................    $  3,379   $  2,413    $  5,982   $  4,260
                                                =========  =========   =========  =========

 OPERATING INCOME (LOSS)
   UNITED STATES............................    $ (1,879)  $ (2,780)   $ (4,166)  $ (5,677)
   EUROPE...................................        (262)       498        (294)       895
                                                ---------  ---------   ---------  ---------
       NET LOSS.............................    $ (2,141)  $ (2,282)   $ (4,460)  $ (4,782)
                                                =========  =========   =========  =========

5.   RELATED PARTY TRANSACTIONS

     As of December 31, 2001, receivable from related party represented $343,000 in offering expenses that Sepracor, Inc., had agreed to pay as a result of Sepracor's 2.0 million share participation in the July 2001 secondary offering of a total of 4.0 million shares of the Company's common stock. Partially offsetting the total receivable from related party were amounts due to Sepracor for certain health benefits paid by Sepracor on the Company's behalf, along with related health benefit administrative services provided on an arms-length basis through October 2001. As of June 30, 2002, all related party commitments have been settled in full.


6.   STOCK-BASED COMPENSATION TO NON-EMPLOYEES

     In connection with stock options previously issued to non-employee medical board advisors, the Company, in accordance with Emerging Issues Task Force Abstract 96-18 "Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services" ("EITF 96-18"), recognized $38,000 in non-employee compensation expense during the three-month period ended June 30, 2002. The fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

                            BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

7.   CREDIT FACILITY

     In May 2002, the Company entered into a two-year credit facility with a bank under which we may borrow, subject to limitations defined in the agreement, up to $5.0 million for general working capital and corporate purposes. There were no borrowings outstanding under this agreement as of June 30, 2002. Interest on each advance shall bear interest at a per annum rate that the Company may select equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the LIBOR rate (2.25 % as of June 30, 2002) plus a LIBOR rate spread as determined by certain Company financial conditions in effect at the time of the advance. Our ability to borrow under this credit line is dependent upon maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. In connection with the credit facility, we have entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BMSA, as collateral.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company prospectively adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and as a result, the Company will cease to amortize the $1.44 million in goodwill recorded as of December 31, 2001. During the quarter ended June 30, 2001, the Company recorded approximately $43,000 of amortization expense within our general and administrative expense category and would have recorded an estimated $50,000 of amortization expense during the three month period ended June 30, 2002. In lieu of periodic amortization, the Company was required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. Based upon the initial review performed, the Company did not record any impairment charges.

     On October 20, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of," however it retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive criteria to classify an asset as held for sale. SFAS No. 144 became effective in the first quarter of 2002. Application of SFAS No. 144 did not have any effect on our consolidated financial position or consolidated results of operations as the Company believes no impairment exists at this time.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes contained elsewhere in this report.

OVERVIEW

     BioSphere Medical, Inc., ("we," or the "Company") is pioneering the use of our proprietary bio-engineered acrylic beads, known as microspheres, for medical applications using embolotherapy techniques and also to develop potential applications in several non-embolotherapy applications. Embolotherapy is a minimally invasive procedure in which embolic materials, such as our Embosphere(R) Microspheres and EmboGold(TM) Microspheres (our "Microspheres"), are delivered through a catheter into the blood vessels to inhibit blood flow to tumors or vascular defects or to control blood loss presurgically. Our Microsphere embolotherapy products, are targeted for the treatment of hypervascularized tumors and arteriovenous malformations. Hypervascularized tumors are tumors that have a large number of blood vessels feeding them and include certain tumors affecting the brain and spinal cord, tumors in the uterus, known as uterine fibroids, and tumors associated with primary liver cancer. By selectively blocking the tumor's blood supply, embolotherapy is designed to cause the tumor to shrink and necrose. Based on preliminary research, we believe that our Microsphere technology platform can also be adapted to deliver drugs, living tissue or genetic material to targeted sites.

     The Company was originally incorporated in 1993. During 1999, we strategically refocused our business on the development and commercialization of our proprietary Microspheres for medical applications. In February 1999, we acquired a 51% ownership interest in Biosphere Medical S.A., a French societe anonyme, which we refer to as BMSA. Between April 2000 and October 2001, we acquired the remaining ownership interest in BMSA. BMSA retains the license to the embolotherapy device that is the main focus of our business. In May 1999, we sold substantially all of our assets relating to our former core business, chromatography, and changed our name from BioSepra, Inc. to BioSphere Medical, Inc. Sepracor Inc., a specialty pharmaceutical company, beneficially owned approximately 25% of our outstanding capital stock as of June 30, 2002.

     In April 2000, we received clearance from the United States Food and Drug Administration (the "FDA") for embolization of hypervascularized tumors and arteriovenous malformations, excluding specific marketing approval for uterine fibroids. We intend, subject to FDA clearance or approval of our pending specific marketing 510(k) application for UFE, to aggressively promote our Microspheres for the treatment of uterine fibroids. We do not anticipate receiving this clearance or approval before the last fiscal quarter of 2002, if at all.

     We received CE mark approval of our Microspheres product in the European Union in 1997. CE mark approval is a certification granted by European regulatory bodies, or by some manufacturers with satisfactory quality systems, that substantiates the compliance of products with specific standards of quality and/or safety. This approval is generally required prior to the commercialization of a medical device in the European Union. In January 2000, we received marketing approval of our Microspheres product in Australia and Canada.

     Our revenues are primarily generated from product sales of our Microspheres in the United States, European Union, Australia and Canada. Product revenues also include the sale of barium and other ancillary device products manufactured by us or by third parties. Although we have not received FDA clearance or approval to specifically market our Microspheres for use in the treatment of uterine fibroids, we believe that a majority of our revenues in the United States for the three and six month periods ended June 30, 2002 and 2001 were derived from the sale of our Microspheres for use in off-label uterine fibroid embolization.

     We have experienced operating losses in each fiscal period since our inception. As of June 30, 2002, we had approximately $17.51 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $59.32 million. In connection with our business plan to pursue those critical programs designed to assist us in developing, expanding and capturing a significant portion of the embolotherapy market, we expect to experience continued quarterly losses through at least the next six-month period.

     We believe that existing working capital, together with anticipated sales proceeds from our Embosphere Microspheres, EmboGold Microspheres and other medical device product lines, will provide liquidity sufficient to allow us to meet our expected spending obligations for at least the next twelve-month period, while also allowing the further development and testing of other product candidates and technologies. However, no assurances can be given that such revenues will, in fact, be realized, or that we will have sufficient capital to meet our obligations beyond the next twelve-month period. Should we not realize some or all of our revenue projections, or otherwise fail to have sufficient capital for our operations, we may be required to secure alternative financing arrangements, pursue additional strategic partners, and/or defer or limit some or all of our sales, marketing, research, development and/or clinical projects.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Areas where judgments are made include revenue recognition, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. There were no material changes in our judgments or estimates during the first six months of 2002. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     Total revenues increased to $3.38 million for the three-month period ended June 30, 2002 from $2.41 million for the same period in 2001. The $970,000, or 40%, increase in total revenues in the year-to-year quarters was due primarily to an increase in the sales volume of our Microspheres in the United States. Also contributing to the revenue growth was an increase in the average per unit selling price driven by the September 2001 introduction of the EmboGold Microspheres pre-filled syringe package as well as the May 2002 introduction of the new EmboSphere pre-filled syringe package. Total North American product revenue increased $1.01 million, or 70%, from $1.45 million in the three-month period ended June 30, 2001 to $2.46 million in same period ended June 30, 2002. Included in total revenues in the three-month period ended June 30, 2001 was $250,000 in collaboration revenues earned in connection with a supply agreement that has been terminated.

     Cost of product revenues for the three-month period ended June 30, 2002 was $879,000, compared with $589,000 for the same period in 2001. The $290,000, or 49%, increase in the cost of product revenues was due to a 56% increase in product revenues partially offset by a shift in the product sales mix from the European device products to the higher margin EmboSphere Microspheres and EmboGold Microspheres products, predominantly in North America. Gross margin from our Embosphere Microspheres, EmboGold Microspheres and all other European-distributed device product sales for the three-month period ended June 30, 2002 was $2.50 million, or approximately 74% of product revenues, compared with $1.57 million, or 73% of product revenues, for the same period in 2001.

     Research and development expenses consist of (i) research to identify and evaluate new and innovative embolotherapy products based on our platform Microsphere technology, (ii) pre-clinical testing and clinical trials of product candidates, and (iii) development related to improving clinical and commercial manufacturing processes. Our research efforts are primarily focused in the following areas:

     -    Continuing  to  advance  our   Microsphere   technology   for  use  in
          embolotherapy applications;

     -    Developing  next  generation  embolotherapy  technologies,   including
          active Microsphere platforms that advance the scope of embolotherapy into new therapeutic applications; and

     -    Building  a  broad,   ancillary   product   portfolio  to   compliment
          embolotherapy procedures.


     Our research and development functions typically work on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs such as salary and salary related benefits, facility depreciation, utilities and maintenance are shared among various programs. Accordingly, we have not and do not plan to separately track all specific costs for each of our research and development projects. We estimate that during the three and six months ended June 30, 2002 and 2001, the majority of our research and development expenses were related to clinical trial costs, development and validation of our new EmboSphere products and packaging formats, development and validation of our Embo-Cath catheter and Segway Guidewire, as well as salaries and lab supplies related to our TempRx (TM) and Hepasphere SAP(TM) programs.

     In the three months ended June 30, 2002, total research and development expenses decreased to $1.07 million, from $1.25 million in the same period in 2001. The $180,000, or 15%, decrease in the three months ended June 30, 2002 was primarily due to the completion of our pivotal Phase II clinical trials aimed at establishing clinical data to support FDA specific labeling clearance or approval to use our Microsphere products in the treatment of uterine fibroids. Total clinical costs were $283,000 and $532,000 for the three-month period ended June 30, 2002 and 2001, respectively. Offsetting the decrease, to a limited extent, was a slight increase in salary and related benefit expenses associated with increased research and development functions in the United States. We anticipate future research and development expenses should remain consistent with current expense levels as other pipeline products progress through their respective development and approval processes.

     Selling and marketing expenses decreased to $1.97 million for the three months ended June 30, 2002 from $2.29 million for the comparable period in 2001. The $320,000, or 14%, decrease was primarily due to decreased contracted clinician and physician training expenses incurred in conjunction with our initial EmboSphere MicroSphere product launch and physician awareness campaign. Also contributing to the decrease in the year-to-year periods was reductions in salary and related benefit expenses associated with fewer territory managers in our US sales force. Future selling and marketing expenses are expected to increase consistent with the growth in our revenues and the embolization industry in general.

     General and administrative expenses increased to $1.70 million for the three months ended June 30, 2002 from $673,000 for the comparable period in 2001. The $1.02 million, or 152%, increase was primarily due to executive transition and severance expenses recorded in relation to the resignations of the CEO as well as the European president during the three-month period ended June 30, 2002. Also contributing to the increase was incremental salary and benefit expenses associated with added administrative personnel needed to accommodate growth within our business.

     Interest and other income, net, in the three-month period ended June 30, 2002 was $93,000, compared to $102,000 in the comparable period in 2001. The $9,000, or 9%, decrease in interest and other income, net, was primarily due to differences in realized investment yields brought about by the significant reductions in interest rates in the fourth quarter of 2001. To date, the Company has not recorded a benefit for income taxes, as we believe the ability to realize such tax benefits remains uncertain.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Total revenues increased to $5.98 million for the six-month period ended June 30, 2002 from $4.26 million for the same period in 2001. The $1.72 million, or 40%, increase in total revenues was primarily due to the 43% increase in product revenues resulting from increases in both sales volume and average selling price of our Microspheres, principally in the United States. Offsetting the total revenue increase was the absence, in 2002, of $250,000 in collaboration revenue recorded in connection with a supply agreement that has been terminated.

     Cost of product revenues for the six-month period ended June 30, 2002 was $1.59 million, compared with $1.11 million for the same period in 2001. The $480,000, or 43%, increase in the cost of product revenues was due largely to the 49% increase in product revenues, partially offset by a continued shift in the product sales mix to the Embosphere Microspheres and EmboGold Microspheres products, predominantly in North America. Gross margin from our Embosphere Microspheres, EmboGold Microspheres and all other ancillary product sales for the six-month period ended June 30, 2002 was $4.39 million, or approximately 73% of product revenues, compared with $2.90 million, or 72% of product revenues, for the same period in 2001.

     Research and development expenses decreased to $2.11 million in the six months ended June 30, 2002, from $2.20 million in the same period in 2001. The $90,000, or 4%, decrease in the year-to-year periods was primarily due to reduced costs related to the recent completion of our pivotal Phase II clinical trials to support our FDA specific labeling clearance or approval to use our Microsphere products in the treatment of uterine fibroids. Selling and marketing expenses increased to $4.43 million for the six months ended June 30, 2002 from $4.35 million for the comparable period in 2001. The $80,000, or 2%, increase was primarily due to product launch expenses incurred in connection with our EmboGold, EmboSphere pre-filled syringe and new EmboSphere Vial products as well as increased interventional radiologist marketing and trade show spending in the first quarter of 2002. Offsetting the total increase was a decrease in contracted clinician and physician training expenses.

     General and administrative expenses increased to $2.53 million for the six months ended June 30, 2002 from $1.73 million for the comparable period in 2001. The $800,000 or 46%, increase was primarily due to executive transition and severance expenses recorded with the resignations of the CEO as well as the European president in the three-month period ended June 30, 2002. Also contributing to the increase was incremental salary and benefit expenses resulting from additional administrative personnel needed to accommodate growth within our business. Offsetting the total general and administrative expense increase was the absence of litigation defense expenses in the six months ended June 30, 2002. Specifically, during the three-month period ended March 31, 2001, we incurred additional legal costs in defense of a legal proceeding, which was settled in May 2001. Additional offsets to the total increase in general and administrative expenses resulted from the elimination of goodwill amortization expenses as required under Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

     Interest and other income, net, in the six-month period ended June 30, 2002 was $220,000, compared to $340,000 in the comparable period in 2001. The $120,000, or 35%, decrease in interest and other income, net, was primarily due to differences in realized investment yields resulting from reductions in both invested principal balances and interest rates since the fourth quarter of 2001. Also contributing to the decrease in interest and other income was the effect of foreign currency fluctuations.


LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our operations from product sales, net proceeds provided from public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by Sepracor, bank financing, equipment financing leases and, to a lesser extent, exercises of stock options. As of June 30, 2002, we had $17.51 million in cash, cash equivalents and marketable securities as well as $18.64 million in net working capital. In July 2001, we issued 2.0 million shares of common stock in a follow-on public offering resulting in net proceeds to us of approximately $20.35 million.

     For the six months ended June 30, 2002, we used $5.62 million in operating activities primarily to fund our sales, marketing and product research and development activities, as well as to finance working capital requirements particularly in the United States. Notable working capital cash uses included accounts receivable which grew by $517,000, primarily as a result our 30% increase in revenues from the quarter ended March 31, 2002 to the quarter ended June 30, 2002 and inventory which increased $958,000 in response to anticipated revenue growth and new product introductions. Also contributing to our cash use in the six-month period was a $394,000 reduction in accrued expenses primarily related to the cash settlement of clinical trial expenses. Offsetting the total cash used in operations was $260,000 in receipts from Sepracor, Inc. and $199,000 in accrued compensation growth related to expensed but not paid severance charges. Cash used in operations is expected to decrease, as product revenue growth is expected to begin offsetting our working capital needs, product development efforts and operational expenses.

     Net cash provided by investing activities was $4.18 million for the six months ended June 30, 2002, primarily all of which resulted from the maturity of our held-to-maturity marketable securities. Offsetting the total increase was $8.04 million in new available-for-sale marketable security purchases and $333,000 in property and equipment purchases. Property and equipment purchases during the six-month period ended June 30, 2002, included the acquisition and partial implementation of a new management information system as well as additional scientific, manufacturing and computer equipment needed for our expansion in both the United States and France facilities. Future capital expenditures are anticipated to remain at current levels over the next twelve to eighteen month period consistent with our plan to expand our infrastructure capabilities. If available on favorable terms, we expect to finance certain future fixed asset acquisitions through leasing arrangements.

     Net cash provided by financing activities was $353,000 for the six months ended June 30, 2002, primarily all of which resulted from the exercise of common stock options and warrants. Additionally, $32,000 was received in relation to the leasing of new research and development equipment.

     In May 2002, we entered into a two-year credit facility with a bank under which we may borrow, subject to limitations defined in the agreement, up to $5.0 million for general working capital and corporate purposes. There were no borrowings outstanding under this agreement as of June 30, 2002. Interest on each advance shall bear interest at a per annum rate that we may select equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the LIBOR rate (2.25 % as of June 30, 2002) plus a LIBOR rate spread as determined by certain Company financial conditions in effect at the time of the advance. Our ability to borrow under this credit line is dependent upon maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. In connection with the credit facility, we have entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BMSA as collateral.

     We believe that our existing cash and other working capital, including the approximate $17.51 million in cash and cash equivalents that we have as of June 30, 2002, will be sufficient to fund our operating and capital requirements, as currently planned, at least through the next twelve-month period. However, our cash requirements may vary materially from those now planned due to changes in anticipated research and development efforts, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review, the market's acceptance of any approved products, and other factors.

     We expect to incur substantial additional costs, including costs related to ongoing research and development activities, pre-clinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions as well as costs relating to further market development and commercialization efforts. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies. These additional funds may be raised from time to time through additional public or private sales of equity, through borrowings, or through other financings. There are no assurances that we will be able to obtain any additional funding that may be required on acceptable terms.

     Except as referred to above, we have not had any material changes in our borrowings, our borrowing arrangements, contractual cash commitments and related party transactions since December 31, 2001. For a discussion of our contractual cash commitments and related party transactions, refer to our Annual Report on Form 10-K for the year ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, we prospectively adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and as a result, we will cease to amortize the $1.44 million in goodwill recorded as of December 31, 2001. During the quarter ended June 30, 2001, we recorded approximately $43,000 of amortization expense within our general and administrative expense category and would have recorded an estimated $50,000 of amortization expense during the three month period ended June 30, 2002. In lieu of periodic amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. Based upon the review performed, we did not record any impairment charges.

     On October 20, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of," however it retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive criteria to classify an asset as held for sale. SFAS No. 144 became effective in the first quarter of 2002. Application of SFAS No. 144 did not have any effect on our consolidated financial position or consolidated results of operations as we believe no impairment exists at this time.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including information with respect to timing and likelihood or regulatory approval of products under development, market acceptance of our products and expected results of operations. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. The Company's actual results could differ significantly from the results discussed in such forward-looking statements due to a number of important factors, including those set forth below. You should carefully consider each of these risks and uncertainties in evaluating our business, financial condition and results of operations. The forward-looking information provided herein represents the Company's estimates as of the date of this report. Subsequent events and developments may cause these estimates to change. The Company cautions you that while it may elect to update this forward-looking information at some point in the future, it specifically disclaims any obligation to do so.


RISK RELATING TO OUR FUTURE PROFITABILITY
-----------------------------------------

BECAUSE WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN, OUR COMMON STOCK IS A SPECULATIVE INVESTMENT

We have incurred operating losses since our inception and, as of June 30, 2002, had an accumulated deficit of approximately $59.32 million. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses for at least the next several fiscal quarters as we expand our commercialization efforts.

We may never become profitable. If we do become profitable, we may not remain profitable on a continuing basis. Our failure to become and remain profitable would depress the market price of our common stock and impair our ability to raise capital and expand, diversify or continue our operations.


RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY
-----------------------------------------------------

IF WE DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE OF OUR MICROSPHERES PRODUCTS, OUR BUSINESS PROSPECTS WILL BE SERIOUSLY HARMED

Our Microspheres are based on new technologies and therapeutic approaches. In the United States, we have been selling our Microspheres product for the embolization of hypervascularized tumors and arteriovenous malformations since the first half of 2000. We are required to obtain additional FDA approval before we can market our Microspheres in the United States for specific use in the embolization of uterine fibroids. We do not expect FDA approval for this indication until the last fiscal quarter of 2002, if at all. Our success will depend upon the medical community, patients and third party payors accepting our Microspheres product as medically therapeutic, cost-effective and safe. In particular, our success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our products in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

Negative publicity associated with any adverse medical effects attributed to embolization treatments generally or our product specifically, may create the market perception that our products are unsafe. For example, patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, rashes, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. In addition, our Microspheres are designed to remain in the body permanently. As a result, there is some risk that some or all of the Microspheres used in a medical procedure may travel in the blood system beyond the intended surgical site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death. Moreover, to use our Microspheres correctly for a particular medical procedure, physicians must select and use the proper size and quantity of Embosphere Microspheres. A physician's selection and use of the wrong size or quantity of our Microspheres could potentially have significant adverse health effects on the patient, including death. It will be necessary for us to spend significant amounts of money and allocate management resources to educate physicians about the selection and use of the proper size and quantity of Microspheres in patient therapy. In addition, there is only limited data concerning the long-term health effects on persons receiving embolotherapy using our Embosphere Microspheres.

If we are not able to successfully educate physicians to properly use our product, or if the market determines or concludes that our product is not safe or effective for any reason, we may be exposed to product liability claims, product recalls, fines or other penalties or enforcement actions by regulatory agencies and associated adverse publicity. In addition, we have provided to our customers a satisfaction guarantee that requires us to accept the return of any inventory and credit the entire amount of the original order if a properly trained customer is not satisfied with the performance of our Microspheres. If we experience adverse publicity or are subject to product liability claims, excessive guarantee claims, recalls, fines and the like, we will be unable to achieve widespread market acceptance of our Embosphere Microsphere products and achieve profitability.

WE WILL BE REQUIRED TO EXPEND SIGNIFICANT RESOURCES FOR RESEARCH, DEVELOPMENT, TESTING AND REGULATORY APPROVAL OF OUR PRODUCTS UNDER DEVELOPMENT AND THESE PRODUCTS MAY NOT BE DEVELOPED SUCCESSFULLY

We are developing and commercializing products for medical applications using embolotherapy techniques and also seeking to develop potential applications in several non-embolotherapy applications. Except for our Embosphere Microspheres, Embo-Cath catheter and Segway guidewire products, most of our product candidates are still in the early stages of research and development. Our products may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, pre-clinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

     -    be developed successfully;

     -    be proven safe and effective in clinical trials;

     - offer therapeutic or other improvements over current treatments and products;

     -    meet applicable regulatory standards or receive regulatory approvals;

     -    be capable of production in commercial quantities at acceptable costs;
          or

     -    be successfully marketed.

IF WE DO NOT DEVELOP AND INTRODUCE NEW PRODUCTS WE MAY NOT ACHIEVE REVENUE OPPORTUNITIES

We derived more than a majority of our revenues for the six-month periods ended June 30, 2002 and 2001 from the sale of Embosphere Microspheres. In addition, although we have not received FDA clearance or approval to market of our Microspheres for the specific use in the treatment of uterine fibroids, we believe that a majority of our revenues in the United States for the six-month periods ended June 30, 2002 and 2001 was derived from the sale of our Microspheres for use in uterine fibroid embolization. We derived approximately 14% of our revenues for the six-month period ended June 30, 2002, and 22% of our revenues for six-month periods ended June 30, 2001 from the sale of non-strategic products that we do not expect to constitute a significant portion of our revenues on an ongoing basis. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for Microsphere technology in other medical applications. If we are not successful in developing new applications and products, we may not achieve revenue opportunities.

IF WE EXPERIENCE DELAYS, DIFFICULTIES OR UNANTICIPATED COSTS IN ESTABLISHING THE SALES, DISTRIBUTION AND MARKETING CAPABILITIES NECESSARY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE WILL HAVE DIFFICULTY MAINTAINING AND INCREASING OUR SALES

We are currently developing sales, distribution and marketing capabilities in the United States and have only limited sales, distribution and marketing capabilities in the European Union. It is expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. For example, BMSA has entered into an exclusive, multi-year distribution agreement with Terumo Europe N.V. ('Terumo") pursuant to which Terumo has become the exclusive distributor and marketing partner for our Microspheres products in certain countries of the European Union. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sale of our product. Any third-party collaborators and we must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

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

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY, WE MAY EXPERIENCE DECREASED DEMAND FOR OUR PRODUCTS, WHICH MAY RESULT IN PRICE REDUCTIONS

We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. Our success depends upon our ability to develop and maintain a competitive position in the embolotherapy market. Our key medical device competitors are Cordis Corporation, a Johnson & Johnson company, Boston Scientific Corporation and Cook Incorporated. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products that compete with our Microspheres product more rapidly or at less cost than we can. Currently, the primary products with which our Microspheres compete for some of our applications are polyvinyl alcohol, polymerizing gels and coils. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

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

The availability and levels of reimbursement by governmental and other third party payors affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices that companies such as ours charge for medical products. In some foreign countries, particularly the countries of the European Union where our Microspheres product is currently marketed and sold, the pricing of medical devices is subject to governmental control and the prices charged for our products have in some instances been reduced as a result of these controls. Additionally, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. These proposals, if adopted, could result in less revenues per procedure for us, and could affect our ability to market our products profitably.

IF WE DO NOT RETAIN OUR SENIOR MANAGEMENT, OTHER KEY EMPLOYEES, SCIENTIFIC COLLABORATORS AND ADVISORS, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY

The loss of key members of our management team could harm us. We also depend on our scientific collaborators and advisors, all of who have other commitments that may limit their availability to us. Our success is substantially dependent on the ability, experience and performance of these members of our senior management and other key employees, scientific collaborators and advisors. Because of their ability and experience, if we lose one or more of these individuals, we may not be able to successfully implement our business strategy.

IF WE DO NOT ATTRACT AND RETAIN SKILLED PERSONNEL, WE WILL NOT BE ABLE TO EXPAND OUR BUSINESS

Our future success will depend in large part upon our ability to attract and retain highly skilled scientific, operational, managerial and marketing personnel, particularly as we expand our activities in product development, the regulatory approval process and sales and manufacturing. We face significant competition for these types of persons from other companies, research and academic institutions, government entities and other organizations. Consequently, if we are unable to attract and retain skilled personnel, we will not be able to expand our business.

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

BECAUSE SEPRACOR INC. AND OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A SIGNIFICANT AMOUNT OF OUR COMMON STOCK, THEY MAY BE ABLE TO EXERT CONTROL OVER US

As of June 30, 2002, Sepracor Inc. owned approximately 25% of our outstanding common stock. Moreover, two of our directors are executive officers of Sepracor. Sepracor and our executive officers and directors will have significant control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

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

RISKS RELATING TO REGULATORY MATTERS
------------------------------------

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

We are focusing our immediate product commercialization efforts on our Embosphere Microspheres. In April 2000, we obtained clearance from the FDA to market our Microspheres in the United States for the embolization of hypervascularized tumors and arteriovenous malformations. However, before we can specifically market Microspheres in the United States for use in the embolization of uterine fibroids, we will require either FDA clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, which we refer to as a 510(k) notification, or the more time consuming and expensive approval of a premarket approval application. Although we have submitted a 510(k) application for the specific labeling for the treatment of uterine fibroids, we do not expect to receive the required clearance or approval until at least the last quarter of 2002, if at all. We cannot assure you that the data resulting from our recently completed clinical study which was used as the basis of our 510(k) application will be considered by the FDA to be sufficient to permit clearance or approval.

IF THE FDA OR OTHER REGULATORY AGENCIES PLACE RESTRICTIONS ON, OR IMPOSE ADDITIONAL APPROVAL REQUIREMENTS WITH RESPECT TO, PRODUCTS WE ARE THEN MARKETING, WE MAY INCUR SUBSTANTIAL ADDITIONAL COSTS AND EXPERIENCE DELAYS OR DIFFICULTIES IN CONTINUING TO MARKET AND SELL THESE PRODUCTS

Even if the FDA grants us approval or clearance with respect to any of our products, it may place substantial restrictions on the indications for which we may market the product, which could result in lower revenues. The marketing claims we are permitted to make in labeling or advertising regarding our Microspheres are limited to those specified in any FDA clearance or approval. For example, because our products are not currently specifically approved for labeling for use for uterine fibroids, we may not promote them for this use. However, we believe that a majority of our revenues in the United States for the six months ended June 30, 2002 and 2001 was derived from the sale of our Microspheres for use in uterine fibroid embolization.

We may in the future make modifications to our Microspheres or their labeling which we determine do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it will require us to make additional 510(k) filings for the modification, and we may be prohibited from marketing the modified product until we obtain FDA clearance. Similarly, if we obtain premarket approval, we may not be able to make product or labeling changes until we get FDA approval.

Further, the FDA has classified our embolotherapy device into Class III, which means that even though we have obtained clearance under Section 510(k) to market the device for certain indications, the FDA could in the future promulgate a regulation requiring premarket approval of the device under Section 515 of the Federal Food, Drug, and Cosmetic Act to allow it to remain on the market. We may experience difficulty in providing the FDA with sufficient data for premarket approval in a timely fashion, if at all. In addition, the FDA may require us to conduct a postmarket surveillance study that would require us to track specific elements of patient experience with our Microspheres product after we have begun marketing it. If such a study revealed previously unknown adverse events or an unexpectedly high rate of adverse events, the FDA could place further restrictions on our marketing of the device, or rescind our clearance or approval.

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


RISKS RELATING TO INTELLECTUAL PROPERTY
---------------------------------------

IF WE ARE UNABLE TO OBTAIN PATENT PROTECTION FOR OUR PRODUCTS, THEIR COMPETITIVE VALUE COULD DECLINE

We may not obtain meaningful protection for our technology and products with the patents and patent applications that we own or license relating to our Microsphere technology or other ancillary products. In particular, the patent rights we possess or are pursuing generally cover our technologies to varying degrees, and these rights may not prevent others from designing products similar to or otherwise competitive with our Microspheres and other products commercialized by us. For example, our U.S. patent directed to copolymers used to make our present Microspheres expired in June 2001. Two other U.S. patents and their foreign equivalents are also directed to materials and methods for performing embolization. To the extent that our competitors are able to design products competitive with ours without infringing our intellectual property rights, we may experience less market penetration with our products and, consequently, we may have decreased revenues.

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

The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. We may not prevail in any patent-related proceeding. If we do not prevail in any litigation, we could be required to pay damages, stop the infringing activity, or obtain a license. Any required license might not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be prevented from selling some of our products, which could decrease our revenues.

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


RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING
--------------------------------------------------------------

WE WILL CONTINUE TO NEED ADDITIONAL FUNDS, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO LIMIT, SCALE BACK OR CEASE OUR OPERATIONS

We may need to raise additional funds to develop and commercialize our products successfully. If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our product development, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. In May 2002, we entered into a two-year, $5.0 million secured credit facility (see Note 7 to the Consolidated Condensed Financial Statements). We may seek additional funding through collaborative arrangements, borrowing money or the sale of additional equity securities. We may not receive additional funding on reasonable terms or at all. Any sales of additional shares of our capital stock are likely to dilute our existing stockholders.

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

IF OPERATING RESULTS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, THEN OUR STOCK PRICE MAY DECLINE

Our operating results could fluctuate significantly from quarter to quarter. These fluctuations may be due to several factors including the timing and volume of customer orders for our commercial products, customer cancellations and general economic conditions. We also expect that our operating results will be affected by seasonality, since we expect our revenue growth to subside in the third quarter of each year from the first two quarters of each year because we do a significant percentage of our business in the European Union, which typically experiences a slowdown of business during the summer months. Due to these fluctuations, our operating results in some quarters may not meet the expectations of our investors. In that case, our stock price may decline.

In addition, a large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenues declines or does not grow as much as we anticipate, we might not be able to improve our operating margins. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.


RISKS RELATING TO THE PRODUCTION AND SUPPLY OF OUR PRODUCTS
-----------------------------------------------------------

IF WE EXPERIENCE MANUFACTURING DELAYS OR INTERRUPTIONS IN PRODUCTION, THEN WE MAY EXPERIENCE CUSTOMER DISSATISFACTION AND OUR REPUTATION COULD SUFFER

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce all of our Microspheres products in one manufacturing facility in France and sub-contract a majority of the final packaging process to an independent contract manufacturer. We would likely experience significant delays or cessation in producing our products at either of these facilities if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture our products at our facility in France, or package certain of our products with our contract manufacturer, we may be required to enter into arrangements with one or more alternative contract manufacturing companies. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

Also, medical device manufacturers, including us, must adhere to the FDA's current Good Manufacturing Practices regulations, which are enforced by the FDA through its facilities inspection program. The manufacturers may not be able to comply or maintain compliance with Good Manufacturing Practices regulations. If our manufacturers fail to comply, their non-compliance could significantly delay our receipt of new product premarket approvals or result in FDA enforcement action, including an embargo on imported devices. For a premarket approval device, if we change our manufacturing facility or switch to a third-party manufacturer we will be required to submit a premarket approval application supplement before the change is implemented.

BECAUSE WE RELY ON A LIMITED NUMBER OF SUPPLIERS, WE MAY EXPERIENCE DIFFICULTY IN MEETING OUR CUSTOMERS' DEMANDS FOR OUR PRODUCTS IN A TIMELY MANNER OR WITHIN BUDGET

We currently purchase key components of our Microspheres from a variety of outside sources. Some of these components may only be available to us through a few sources. We generally do not have long-term agreements with any of our suppliers.

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


RISKS RELATING TO OUR FOREIGN OPERATIONS
----------------------------------------

IF WE ARE UNABLE TO MEET THE OPERATIONAL, LEGAL AND FINANCIAL CHALLENGES THAT WE WILL ENCOUNTER IN OUR INTERNATIONAL OPERATIONS, WE MAY NOT BE ABLE TO GROW OUR BUSINESS

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenues from the sale of our Microspheres and other products in the European Union. We are increasingly subject to a number of challenges, which specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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


RISK RELATING TO OUR STOCK PRICE
--------------------------------

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

     As of June 30, 2002, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required.

PRIMARY MARKET RISK EXPOSURES

     Our primary market risk exposures are in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro. We have not engaged in formal currency hedging activities to date, but do have a limited natural hedge in that our revenues and expenses in France are primarily denominated in the European community currency (the Euro). We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the US Dollar) as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Other accumulated comprehensive loss" component of stockholders' equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government and non-government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $40,000 decrease in the fair value of our investments as of June 30, 2002. However, due to the conservative nature of our investments, the relatively short duration of their maturities and our ability to convert some or all of our long-term investments to less interest rate sensitive holdings, we believe interest rate risk is mitigated. As of June 30, 2002, approximately 69% of our available-for-sale marketable securities will mature in one year or less.



PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

               The Company is not currently a party to any material legal proceedings

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Company's Annual Meeting of Shareholders was held on May 22, 2002. At the Meeting, the following matter was voted upon:

                     To elect the following seven Directors:

                                          VOTES          VOTES          VOTES
                                           FOR          AGAINST        WITHELD
                                       ----------      ---------      ---------
        John M. Carnuccio...........   10,176,896      1,688,720      1,044,879
        Timothy J. Barberich........   11,662,985        202,631      1,044,879
        William M. Cousins, Jr......   11,662,985        202,631      1,044,879
        Alexander M Klibanov, Ph.D..   11,662,985        202,631      1,044,879
        Paul A. Looney..............   11,662,985        202,631      1,044,879
        Riccardo Pigliucci..........   11,662,985        202,631      1,044,879
        David P. Southwell..........   11,662,985        202,631      1,044,879

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           a)  EXHIBITS

                    The exhibits filed as part of the Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits, which
                    Exhibit Index is incorporated herein by reference.

           b)  REPORTS ON FORM 8-K

                 ITEM 5.  Other Events.

                    On June 3, 2002, the Company filed a current report on Form 8-K to report that John M. Carnuccio, President and Chief Executive Officer, will resign effective September 1, 2002, to pursue other opportunities. Paul A. Looney, who has served as a director since 1994, has been appointed Chairman of the Board. Robert M. Palladino, Vice President and Chief Financial Officer, was promoted to Executive Vice President. The Form 8-K reported that the Board of Directors had initiated a search for a new Chief Executive Officer.

                                   SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize


                                           BIOSPHERE MEDICAL, INC.


Date:    August 14, 2002                   /s/ Robert M. Palladino
                                           ------------------------
                                           Robert M. Palladino
                                           Chief Financial Officer and
                                           Executive Vice President (DULY
                                           AUTHORIZED OFFICER AND PRINCIPAL
                                           FINANCIAL AND ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


  EXHIBIT
    NO.                         DESCRIPTION
  -------   --------------------------------------------------------------------

    10.1 Credit Agreement between the Registrant and Brown Brothers Harriman & Co.dated May 17, 2002

    10.2 Security Agreement between the Registrant and Brown Brothers Harriman & Co. dated May 17, 2002

    10.3 Letter Agreement between the Registrant and John M. Carnuccio dated May 31, 2002

    10.4    Amendment No. 1 to Letter Agreement between the Registrant and John
            M. Carnuccio dated August 9, 2002

    99.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.