Form 10-Q
period 2002-09-30
BIOSPHERE MEDICAL INC
filed 2002-11-15
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

(781) 681-7900
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☒            NO    ☐

The number of shares outstanding of the Registrant’s Common Stock as of November 11, 2002: 13,075,503 shares.

BIOSPHERE MEDICAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    Consolidated Condensed FINANCIAL STATEMENTS.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data / unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$7,432	$10,569
Marketable securities	8,862	12,550
Accounts receivable, net of allowance for doubtful accounts of $105 as of September 30, 2002 and December 31, 2001	2,077	1,809
Inventories, net	2,667	1,111
Receivable from related party	—	276
Prepaid and other current assets	563	282

Total current assets	21,601	26,597

Property and equipment, net	1,796	1,570
Goodwill, net	1,443	1,443
Other assets	381	374

Total assets	$25,221	$29,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,002	$771
Accrued compensation	1,175	1,383
Other accrued expenses	1,910	1,569
Current portion of long-term debt and capital lease obligations	115	85

Total current liabilities	4,202	3,808

Long-term debt and capital lease obligations	285	303

Total liabilities	4,487	4,111

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; shares issued and outstanding: 13,038,000 as of September 30, 2002 and 12,721,000 as of December 31, 2001	130	127
Additional paid-in capital	80,951	80,583
Accumulated deficit	(60,484)	(54,860)
Cumulative other comprehensive income	137	23

Total stockholders’ equity	20,734	25,873

Total liabilities and stockholders’ equity	$25,221	$29,984

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data / unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Product revenues	$3,124	$2,017	$9,106	$6,027
Collaboration revenues	—	—	—	250

Total revenues	3,124	2,017	9,106	6,277
Costs and expenses:
Cost of product revenues	800	547	2,392	1,655
Research and development	1,036	1,417	3,149	3,615
Selling	1,187	1,611	3,776	4,514
Marketing	548	810	2,387	2,254
General and administrative	810	873	3,341	2,601

Total costs and expenses	4,381	5,258	15,045	14,639

Loss from operations	(1,257)	(3,241)	(5,939)	(8,362)
Interest and other income, net	93	166	315	504

Net loss	$(1,164)	$(3,075)	$(5,624)	$(7,858)

Basic and diluted net loss per share	$(0.09)	$(0.24)	$(0.43)	$(0.70)

Weighted average common shares outstanding
Basic and diluted	13,038	12,621	12,945	11,279

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands / unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,624)	$(7,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	80
Depreciation and amortization	436	353
Non-cash stock-based compensation to non-employees	38	—
Changes in operating assets and liabilities:
Accounts receivable	(372)	(409)
Inventories	(1,427)	(474)
Prepaid and other current assets	(283)	(314)
Accounts payable	178	(171)
Accrued compensation	(79)	330
Other accrued expenses	61	434
Payments from related party	260	(284)

Net cash used in operating activities	(6,812)	(8,313)

Cash flows from investing activities:
Purchase of property and equipment	(431)	(870)
Purchase of marketable securities	(15,322)	—
Proceeds from the maturity of marketable securities	19,032	—

Net cash provided by (used in) investing activities	3,279	(870)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	20,392
Proceeds from the exercise of stock options and warrants	349	127
Proceeds from issuance of long-term debt and capital leases	54	25
Principle payments under long-term debt and capital lease obligations	(51)	(22)

Net cash provided by financing activities	352	20,522

Effect of exchange rate changes on cash and cash equivalents	44	69

Net (decrease) increase in cash and cash equivalents	(3,137)	11,408
Cash and cash equivalents at beginning of period	10,569	15,276

Cash and cash equivalents at end of period	$7,432	$26,684

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)    Nature of Business

BioSphere Medical, Inc. (the “Company”) was incorporated in Delaware in December 1993. During 1999, the Company strategically refocused its business on the development and commercialization of its proprietary Embosphere® Microspheres for use in treating hypervascularized tumors and arteriovenous malformations. Between February 1999 and October 2001, the Company acquired all ownership interests in Biosphere Medical S.A. (“BMSA”), a French societe anonyme. BMSA holds the license to the embolotherapy device that is the main focus of the Company’s business. In May 1999, the Company sold substantially all of the assets relating to its former core business, chromatography, and changed its name from BioSepra, Inc. to BioSphere Medical, Inc.

During 2000, the Company established two wholly owned subsidiaries to pursue the development of other microsphere applications and technologies. In April 2000, Biosphere Medical Japan, Inc., a Delaware corporation, was established to develop and commercialize Embosphere Microspheres and EmboGold™ Microspheres (collectively our “Microspheres”), as well as HepaSphere SAP™ Microspheres in Asia. In December 2000, BSMD Ventures, Inc., also a Delaware corporation, was established to explore and develop alternative applications for the Company’s microsphere platform technology.

The Company believes that existing working capital, together with anticipated sales proceeds from its Microspheres and other medical device products, will provide liquidity sufficient to allow the Company to meet its expected spending obligations for at least the next twelve-month period, while also allowing the further development and testing of other product candidates and technologies. However, no assurances can be given that such revenues will, in fact, be realized, or that the Company will have sufficient capital to meet its obligations beyond the next twelve-month period. Should the Company not realize some or all of its revenue projections, or otherwise fail to have sufficient capital for its planned operations, it may be required to secure alternative financing arrangements or pursue additional strategic partners, neither of which may be available to the Company on favorable terms or at all, and/or defer or limit some or all of its sales, marketing, research, development and/or clinical projects.

B)    Basis of Presentation

The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The consolidated condensed financial statements include the accounts of the Company, and its three wholly owned subsidiaries, BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the results for the three and nine months ended September 30, 2002 and 2001. The results of operations for the presented periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

BIOSPHERE MEDICAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

C)    Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net loss. Specifically, the effects of foreign currency translation adjustments and any unrealized gains or losses on available-for-sale marketable securities are separately included in accumulated other comprehensive income within stockholders’ equity. For the three and nine months ended September 30, 2002 and 2001, the Company’s comprehensive losses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net loss	$(1,164)	$(3,075)	$(5,624)	$(7,858)
Cumulative translation adjustment	(7)	124	91	68
Unrealized gains on available for sale securities	22	—	22	—

Total comprehensive loss	$(1,149)	$(2,951)	$(5,511)	$(7,790)

D)    Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Common stock equivalents, as determined in accordance with the treasury-stock accounting method, equaled 1,541,462 and 2,927,623 as of September 30, 2002 and 2001, respectively. The average price of BioSphere Medical common stock used in determining common stock equivalents equaled $3.70 and $10.67 as of September 30, 2002 and 2001, respectively. Total common stock options and warrants outstanding as of September 30, 2002 and 2001 equaled 3,769,765 and 4,175,498, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.

E)    Impairment of Long-Lived Assets

As of September 30, 2002, the Company has evaluated the potential impairment of its long-lived assets with respect to events or changes in circumstances that may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management’s assessment as of September 30, 2002, the Company has determined that no impairment of long-lived assets exists.

2.    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of acquisition, to be cash equivalents. In accordance with the Company’s investment policy, surplus cash is invested in investment grade corporate and government debt and asset backed securities. The Company determines the appropriate classification of all securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2001, all marketable securities were classified as held to maturity, as the Company had both the intent and ability to hold all such assets to maturity. As of September 30, 2002, the Company’s $8.862 million in marketable securities have a weighted average maturity equal to 16 months and are classified as current and available-for-sale, since the Company has the intent to use such securities to satisfy current liabilities, as needed. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income in the accompanying balance sheet. As of September 30, 2002, the Company’s cash, cash equivalents and marketable securities are as follows (in thousands):

BIOSPHERE MEDICAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

2.    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (continued)

(In thousands)	September 30, 2002	December 31, 2001

Cash and money market funds	$7,432	$7,569
Commercial paper	—	3,000
Corporate debt and asset backed securities	3,216	—
Government securities	5,646	12,550

Total	16,294	23,119
Less—amounts classified as cash and cash equivalents	(7,432)	(10,569)

Total marketable securities	$8,862	$12,550

3.    INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

(In thousands)	September 30, 2002	December 31, 2001

Raw material	$211	$185
Work in progress	671	269
Finished goods	1,785	657

Total Inventory	$2,667	$1,111

4.    SEGMENT AND GEOGRAPHIC DATA

The Company develops its Microspheres for use in the treatment of hypervascularized tumors and arteriovenous malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment. Operations are primarily conducted in two geographic regions: North America and Europe. Operations by geographic region for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001

Revenues
North America
Unaffiliated customers	$2,302	1,427	6,498	3,941
Related parties	134	—	226	—
Collaboration revenues	—	—	—	250

Total revenues – North America	$2,436	1,427	6,724	4,191

Europe
Unaffiliated customers – (primarily French)	782	502	2,300	1,773
Related parties	870	655	2,768	2,432
Transfer to other geographic areas	40	88	308	313

Total revenues – Europe	1,692	1,245	5,376	4,518

Elimination and adjustments	(1,004)	(655)	(2,994)	(2,432)

Total Revenues	$3,124	2,017	9,106	6,277

Income (loss) from operations
North America	(1,655)	(2,959)	(6,438)	(8,991)
Europe	398	(282)	499	629

Total loss from operations	$(1,257)	$(3,241)	$(5,939)	$(8,362)

BIOSPHERE MEDICAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

5.    CREDIT FACILITY

In May 2002, the Company entered into a two-year credit facility with a bank under which it may borrow, subject to limitations defined in the agreement, up to $5.0 million for general working capital and corporate purposes. There were no borrowings outstanding under this agreement as of September 30, 2002. Each advance shall bear interest at a per annum rate that the Company may select equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the LIBOR rate (2.25% as of September 30, 2002) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. The Company’s ability to borrow under this credit line is dependent upon maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. In connection with the credit facility, the Company has entered into a security agreement pursuant to which it has pledged to the bank all of its U.S. assets, excluding the equity ownership of BMSA, as collateral. As of September 30, 2002, the Company was in compliance with all credit facility covenants.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board issued SFAS no. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). FAS 146 reconsiders all of the guidance contained in EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 applies to costs associated with (a) certain termination benefits (commonly identified as one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate facilities or relocate employees. FAS 146, which may be adopted early, is effective for exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating FAS 146 and is unable, at this time, to determine the impact, if any, that might exist as a result of adopting this standard.

Effective January 1, 2002, the Company prospectively adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and as a result, the Company ceased the amortization of the $1.44 million in goodwill recorded as of December 31, 2001. During the three-month and nine-month periods ended September 30, 2001, the Company recorded approximately $47,000 and $129,000, respectively, of amortization expense within its general and administrative expense category and would have recorded an estimated $50,000 and $140,000 of amortization expense during the three-month and nine-month periods ended September 30, 2002, respectively. In lieu of periodic amortization, the Company was required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. Based upon the fiscal 2002 review performed, the Company did not record any impairment charges.

On October 20, 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of.” However, SFAS No. 144 retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive criteria to classify an asset as held for sale. SFAS No. 144 became effective in the first quarter of 2002. Application of SFAS No. 144 did not have any effect on our consolidated financial position or consolidated results of operations as the Company believes no impairment exists at this time.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes contained elsewhere in this report.

OVERVIEW

BioSphere Medical, Inc. (“we,” or the “Company”) is pioneering the use of our proprietary bio-engineered acrylic beads, known as Microspheres, for medical applications using embolotherapy techniques and also to develop potential applications in several non-embolotherapy applications. Embolotherapy is a minimally invasive procedure in which embolic materials, such as our Microspheres, are delivered through a catheter into the blood vessels to inhibit blood flow to tumors or vascular defects or to control blood loss presurgically. Our initial embolotherapy product, Embosphere Microspheres, is targeted for the treatment of hypervascularized tumors and arteriovenous malformations. Hypervascularized tumors are tumors that have a large number of blood vessels feeding them and include certain tumors affecting the brain and spinal cord, tumors in the uterus, known as uterine fibroids, and tumors associated with primary liver cancer. By selectively blocking the tumor’s blood supply, embolotherapy is designed to cause the tumor to shrink and necrose. Based on preliminary research, we believe that our microsphere technology platform can also be adapted to deliver drugs, living tissue or genetic material to targeted sites.

The Company was originally incorporated in 1993. During 1999, we strategically refocused our business on the development and commercialization of our proprietary Microspheres for medical applications. In February 1999, we acquired a 51% ownership interest in Biosphere Medical S.A., a French societe anonyme, which we refer to as BMSA. Between April 2000 and October 2001, we acquired the remaining ownership interest in BMSA. BMSA retains the license to the embolotherapy device that is the main focus of our business. In May 1999, we sold substantially all of our assets relating to our former core business, chromatography, and changed our name from BioSepra, Inc. to BioSphere Medical, Inc. Sepracor Inc., a specialty pharmaceutical company, owned approximately 25% of our outstanding capital stock as of September 30, 2002.

In April 2000, we received clearance from the United States Food and Drug Administration (the “FDA”) for embolization of hypervascularized tumors and arteriovenous malformations, excluding specific marketing approval for uterine fibroids. We intend, subject to FDA clearance or approval of our pending specific marketing 510(k) application for uterine fibroid embolization, or UFE, to aggressively promote our Microspheres for the treatment of uterine fibroids. We do not anticipate receiving this clearance or approval until at the least the end of 2002. If we do not receive FDA approval or clearance for use of our Microspheres for the embolization of uterine fibroids, off-label use of our Microspheres may decline.

We received CE mark approval of our Microspheres product in the European Union in 1997. CE mark approval is a certification granted by European regulatory bodies, or by some manufacturers with satisfactory quality systems, that substantiates the compliance of products with specific standards of quality and/or safety. This approval is generally required prior to the commercialization of a medical device in the European Union. In January 2000, we received marketing approval of our Microsphere product in Australia and Canada.

Our revenues are primarily generated from product sales of our Microspheres in the United States, European Union, Australia and Canada. Product revenues also include the sale of catheters, guidewires, barium and other ancillary device products manufactured by us or by third parties. Although we have not received FDA clearance or approval to specifically market our Microspheres for use in the treatment of uterine fibroids, we believe that a majority of our revenues in the United States for the three-month and nine-month periods ended September 30, 2002 and 2001 were derived from the sale of our Microspheres for use in off-label uterine fibroid embolization. We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. Our success depends upon our ability to develop and maintain a competitive position in the embolotherapy market. Our key medical device competitors may develop products that compete with our Microspheres product more rapidly or at less cost than we can.

We have experienced operating losses in each fiscal period since our inception. As of September 30, 2002, we had approximately $16.29 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $60.48 million. In connection with our business plan to pursue those critical programs designed to assist us in developing, expanding and capturing a significant portion of the embolotherapy market, we may not achieve profitability until at least the second quarter of 2003.

We believe that existing working capital, together with anticipated sales proceeds from our Embosphere Microspheres, EmboGold Microspheres and other medical device product lines, will provide liquidity sufficient to allow us to meet our expected spending obligations for at least the next twelve-month period, while also allowing the further development and testing of other product candidates and technologies. However, no assurances can be given that such revenues will, in fact, be realized, or that we will have sufficient capital to meet our obligations beyond the next twelve-month period. Should we not realize some or all of our revenue projections, or otherwise fail to have sufficient capital for our operations, we may be required to secure alternative financing arrangements or pursue additional strategic partners, neither of which may be available to us on favorable terms, if at all, and/or defer or limit some or all of our sales, marketing, research, development and/or clinical projects.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Areas where judgments are made include revenue recognition, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. There were no material changes in our judgments or estimates during the first nine months of 2002. For a more detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Total revenues increased to $3.12 million for the three-month period ended September 30, 2002 from $2.02 million for the same period in 2001. The 55% increase in product revenues in the year-to-year quarters was due primarily to an increase in the sales volume of our Microspheres in the United States. Also contributing to the revenue growth was an increase in the average per-unit selling price of our Microspheres, which was driven by the September 2001 introduction of the EmboGold Microspheres in a pre-filled syringe package, and the May 2002 introduction of our new EmboSphere Microspheres pre-filled syringe package. North American product revenue increased 61%, from $1.43 million in the three-month period ended September 30, 2001 to $2.30 million in the same period ended September 30, 2002.

Cost of product revenues for the three-month period ended September 30, 2002 was $800,000, compared with $547,000 for the same period in 2001. The 46% increase in the cost of product revenues was primarily due to a 51% increase in product revenues partially offset by a shift in the product sales mix away from the lower margin European ancillary device products to the higher margin Embosphere Microspheres and EmboGold Microspheres products, predominantly in North America. Gross margin from all our device product sales for the three-month period ended September 30, 2002 was $2.32 million, or approximately 74% of product revenues, compared with $1.47 million, or 73% of product revenues, for the same period in 2001.

Research and development expenses relate to (i) research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, (ii) pre-clinical testing and clinical trials of product candidates, and (iii) development related to improving manufacturing processes. Our research efforts are primarily focused in the following areas:

•	Continuing to advance our microsphere technology for use in embolotherapy applications;
•	Developing next generation embolotherapy technologies, including active microsphere platforms that advance the scope of embolotherapy into new therapeutic applications; and
•	Building a broad, ancillary product portfolio to complement embolotherapy applications.

Our research and development functions typically work on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs such as salary and salary related benefits, facility depreciation, utilities and maintenance are shared among various programs. Accordingly, we have not and do not plan to separately track all specific costs for each of our research and development projects. We estimate that during the three and nine months ended September 30, 2002 and 2001, the majority of our research and development expenses were related to clinical trial costs, development and validation of our new embotherapy products and packaging formats, development and validation of our Embocath™ Catheter and Segway™ Guidewire, as well as salary and related benefit expenses and laboratory supplies related to our Radiosphere™, TempRx™ and Hepasphere SAP™ programs.

In the three months ended September 30, 2002, total research and development expenses decreased to $1.04 million, from $1.42 million in the same period in 2001. The 27% decrease in the three months ended September 30, 2002 was primarily due to the completion of our pivotal Phase II clinical trials aimed at establishing clinical data to support FDA-specific labeling clearance or approval to use our Microsphere products in the treatment of uterine fibroids. Total clinical costs were $212,000 and $443,000 for the three-month periods ended September 30, 2002 and 2001, respectively. Offsetting the decrease, to a limited extent, was an increase in salary and related benefit expenses associated with increased research and development functions in the United States. We anticipate that our research and development expenses through the next several quarters will remain consistent with current expense levels as other pipeline products progress through their respective development and approval processes.

Selling and marketing expenses decreased to $1.74 million for the three months ended September 30, 2002 from $2.42 million for the comparable period in 2001. The 28% decrease was primarily due to a decrease in third-party clinician and physician training expenses incurred in conjunction with our initial Embosphere Microsphere product launch and physician awareness campaign. Also contributing to the decrease in the year-to-year periods were reductions in salary and related benefit expenses associated with a decrease in the number of territory managers in our US sales force. We expect quarterly selling and marketing expenses to increase consistent with the growth expected in our revenues and the growth of sales and marketing expenses in the embolization industry in general.

General and administrative expenses decreased to $810,000 for the three months ended September 30, 2002 from $873,000 for the comparable period in 2001. The 7% decrease was primarily due to lower salary and salary related expenses resulting from the resignations of the former CEO and the former European president. Partially offsetting the total executive level decreases were incremental salary and benefit expenses associated with an increase in finance and accounting personnel needed to accommodate growth within our business.

Interest and other income, net, in the three-month period ended September 30, 2002 was $93,000, compared to $166,000 in the comparable period in 2001. The 44% decrease in net interest and other income was primarily due to decreases in realized investment yields resulting from the significant reductions in interest rates since the fourth quarter of 2001. Also contributing to the decrease in interest and other income was the effect of foreign currency fluctuations. To date, the Company has not recorded a benefit for income taxes, as we believe the ability to realize such tax benefits remains uncertain.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Total revenues increased to $9.11 million for the nine-month period ended September 30, 2002 from $6.28 million for the same period in 2001. The 45% increase in revenues was primarily due to the 51% increase in product revenues resulting from increases in both sales volume and average selling price of our Microspheres, principally in the United States. Included in the 2001 revenues was $250,000 in collaboration revenue recorded in the nine months ended September 30, 2001 in connection with a supply agreement that has been terminated.

Cost of product revenues for the nine-month period ended September 30, 2002 was $2.39 million, compared with $1.66 million for the same period in 2001. The 45% increase in the cost of product revenues was due largely to the 51% increase in product revenues, partially offset by a continued shift in the product sales mix to the Embosphere Microspheres and EmboGold Microspheres products, predominantly in North America. Gross margin from all our device product sales for the nine-month period ended September 30, 2002 was $6.71 million, or approximately 74% of product revenues, compared with $4.37 million, or 73% of product revenues, for the same period in 2001.

Research and development expenses decreased to $3.15 million in the nine months ended September 30, 2002 from $3.62 million in the same period in 2001. The 13% decrease in the year-to-year periods was primarily due to reduced costs related to the recent completion of our pivotal Phase II clinical trials to support our FDA-specific labeling clearance or approval to use our Microsphere products in the treatment of uterine fibroids.

Selling and marketing expenses decreased to $6.16 million for the nine months ended September 30, 2002 from $6.77 million for the comparable period in 2001. The 9% decrease was primarily due to reduced product launch expenses, fewer territory managers in our U.S. sales force, and lower marketing and trade show spending in the first quarter of 2002.

General and administrative expenses increased to $3.34 million for the nine months ended September 30, 2002 from $2.60 million for the comparable period in 2001. The 28% increase was primarily due to executive transition and severance expenses incurred in connection with the resignations of the CEO and European president. Also contributing to the increase were incremental salary and benefit expenses resulting from an increase in finance and accounting personnel needed to accommodate growth within our business. Offsetting the total general and administrative expense increase was the absence of litigation defense expenses in the nine months ended September 30, 2002. Specifically, during the first quarter of 2001, we incurred additional legal costs in defense of a legal proceeding, which was settled in May 2001. Additional offsets to the total increase in general and administrative expenses resulted from the elimination of goodwill amortization expenses as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Interest and other income, net, in the nine-month period ended September 30, 2002 was $315,000, compared to $504,000 in the comparable period in 2001. The 38% decrease in net interest and other income was primarily due to differences in realized investment yields resulting from reductions in both invested principal balances and interest rates since the fourth quarter of 2001. Also contributing to the decrease in interest and other income was the effect of foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations from product sales, net proceeds provided from public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by Sepracor, bank financings, equipment lease financing and, to a lesser extent, exercises of stock options. As of September 30, 2002, we had $16.29 million in cash, cash equivalents and marketable securities, as well as $17.40 million in net working capital.

For the nine months ended September 30, 2002, we used $6.81 million in operating activities primarily to fund our sales, marketing and product research and development activities, as well as to finance working capital requirements, particularly in the United States. The most notable working capital cash use was inventory, which grew by $1.43 million, primarily as a result of our plan to establish inventory levels sufficient to accommodate the expected growth in the North American and world-wide embolotherapy markets. Also contributing to the working capital cash use was $372,000 in accounts receivable increases driven entirely by the realized growth in revenues. Offsetting the total cash used in operations was $260,000 in related party receipts from Sepracor. We expect cash used in operations to decrease, as we expect product revenue growth to begin offsetting our working capital needs, product development efforts and operational expenses.

Net cash provided by investing activities was $3.28 million for the nine months ended September 30, 2002, substantially all of which resulted from the maturity of marketable securities, net of purchases. Offsetting the total increase was $431,000 in property and equipment purchases. Property and equipment purchases during the nine-month period ended September 30, 2002 included the acquisition and partial implementation of a new management information system as well as additional scientific, manufacturing and computer equipment needed for our expansion in both the United States and French facilities. We anticipate that the level of capital expenditures over the next twelve-to-eighteen-months will be comparable with levels of spending over the prior twelve-to-eighteen-month period consistent with our plan to expand our infrastructure capabilities. If available on favorable terms, we expect to finance certain future fixed asset acquisitions through leasing arrangements.

Net cash provided by financing activities was $352,000 for the nine months ended September 30, 2002, substantially all of which resulted from the exercise of common stock options and warrants. Additionally, $54,000 was received in relation to the leasing of certain pieces of research and development equipment.

In May 2002, we entered into a two-year credit facility with a bank under which we may borrow, subject to limitations defined in the agreement, up to $5.0 million for general working capital and corporate purposes. There were no borrowings outstanding under this agreement as of September 30, 2002. Each advance shall bear interest at a per annum rate that we may select equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the LIBOR rate (2.25% as of September 30, 2002) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. Our ability to borrow under this credit line is dependent upon maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. In connection with the credit facility, we have entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BMSA, as collateral. As of September 30, 2002, we are in compliance with all credit facility covenants.

We believe that our existing cash and other working capital, including the approximate $16.29 million in cash and cash equivalents that we have as of September 30, 2002, will be sufficient to fund our operating and capital requirements, as currently planned, at least through the next twelve-month period. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, changes in anticipated research and development efforts, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review and the market’s acceptance of any approved products.

We expect to incur additional costs, including costs related to ongoing research and development activities, pre-clinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions, as well as costs relating to further market development and commercialization efforts. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies. These additional funds may be substantial and raised from time to time through additional public or private sales of equity, through borrowings, or through other financings. There are no assurances that we will be able to obtain any additional funding that may be required on acceptable terms.

Except as referred to above, we have not had any material changes in our borrowings, our borrowing arrangements, contractual cash commitments and related party transactions since December 31, 2001. For a discussion of our contractual cash commitments and related party transactions, refer to our Annual Report on Form 10-K for the year ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, The Financial Accounting Standards Board issued FAS no. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). FAS 146 reconsiders all of the guidance contained in EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 applies to costs associated with (a) certain termination benefits (commonly identified to as one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate facilities or relocate employees. FAS 146, which may be adopted early, is effective for exit and disposal activities initiated after December 31, 2002. The company is currently evaluating FAS 146 and is unable, at this time, to determine the impact, if any, that might exist as a result of adopting this standard.

Effective January 1, 2002, we prospectively adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and as a result, we ceased the amortization of the $1.44 million in goodwill recorded as of December 31, 2001. During the three-month and nine-month periods ended September 30, 2001, we recorded approximately $47,000 and $129,000, respectively, of amortization expense within our general and administrative expense category and would have recorded an estimated $50,000 and $140,000 of amortization expense during the three-month and nine-month periods ended September 30, 2002, respectively. In lieu of periodic amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. Based upon the fiscal year 2002 review performed, we did not record any impairment charges.

On October 20, 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” However, SFAS No. 144 retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive criteria to classify an asset as held for sale. SFAS No. 144 became effective in the first quarter of 2002. Application of SFAS No. 144 did not have any effect on our consolidated financial position or consolidated results of operations, as we believe no impairment exists at this time.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including information with respect to timing and likelihood or regulatory approval of products under development, market acceptance of our products and expected results of operations. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Our actual results could differ significantly from the results discussed in such forward-looking statements due to a number of important factors, including those set forth below. You should carefully consider each of these risks and uncertainties in evaluating our business, financial condition and results of operations. The forward-looking information provided herein represents our estimates as of the date of this report. Subsequent events and developments may cause these estimates to change. We caution you that while we may elect to update this forward-looking information at some point in the future, we specifically disclaim any obligation to do so.

RISK RELATING TO OUR FUTURE PROFITABILITY

Because we have a history of losses and our future profitability is uncertain, our common stock is a speculative investment

We have incurred operating losses since our inception and, as of September 30, 2002, had an accumulated deficit of approximately $60.48 million. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses until at least the second quarter of 2003, as we expand our commercialization efforts.

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

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY

If we do not achieve widespread market acceptance of our Microspheres products, our business prospects will be seriously harmed

Our Microspheres are based on new technologies and therapeutic approaches. In the United States, we have been selling our Microspheres product for the embolization of hypervascularized tumors and arteriovenous malformations since the first half of 2000. We are required to obtain additional FDA approval before we can market our Microspheres in the United States for specific use in the embolization of uterine fibroids. We do not expect FDA approval for this indication until at the least the end of 2002. If we do not receive FDA approval or clearance for use of our Microspheres for the embolization of uterine fibroids, off-label use of our Microspheres may decline. Our success will depend upon the medical community’s, patients’ and third party payors’ continued acceptance of our Microspheres product as medically therapeutic, cost-effective and safe. If we do receive FDA approval for this indication, our success will partially depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our products in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

Negative publicity associated with any adverse medical effects attributed to embolization treatments generally, or our product specifically, may create the market perception that our products are unsafe. For example, patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, rashes, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. In addition, our Microspheres are designed to remain in the body permanently. As a result, there is some risk that some or all of the Microspheres used in a medical procedure may travel in the blood system beyond the intended surgical site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death. Moreover, to use our Microspheres correctly for a particular medical procedure, physicians must select and use the proper size and quantity of Embosphere Microspheres. A physician’s selection and use of the wrong size or quantity of our Microspheres could potentially have significant adverse health effects on the patient, including death. It will be necessary for us to spend significant amounts of money and allocate management resources to educate physicians about the selection and use of the proper size and quantity of Microspheres in patient therapy. In addition, there is only limited data concerning the long-term health effects on persons receiving embolotherapy using our Embosphere Microspheres.

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

We will be required to expend significant resources for research, development, testing and regulatory approval of our products under development, and these products may not be developed successfully

We are developing and commercializing products for medical applications using embolotherapy techniques and also seeking to develop potential applications in several non-embolotherapy applications. Most of our next generation embolotherapy product candidates are still in the early stages of research and development. Our products may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, pre-clinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

•	be developed successfully;

•	be proven safe and effective in clinical trials;

•	offer therapeutic or other improvements over current treatments and products;

•	meet applicable regulatory standards or receive regulatory approvals;

•	be capable of production in commercial quantities at acceptable costs; or

•	be successfully marketed.

If we do not develop and introduce new products, we may not achieve revenue opportunities

We derived more than a majority of our revenues for the nine-month periods ended September 30, 2002 and 2001 from the sale of Embosphere Microspheres. In addition, although we have not received FDA clearance or approval to market our Microspheres for the specific use in the treatment of uterine fibroids, we believe that a majority of our revenues in the United States for the nine-month periods ended September 30, 2002 and 2001 were derived from the sale of our Microspheres for use in uterine fibroid embolization. If we do not receive FDA clearance or approval for use of our Microspheres for the embolization of uterine fibroids, off label use of our Microspheres for this indication may decline. We derived approximately 14% of our revenues for the nine-month period ended September 30, 2002, and 21% of our revenues for the nine-month period ended September 30, 2001, from the sale of non-strategic products that we do not expect to constitute a significant portion of our revenues on an ongoing basis. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. If we are not successful in developing new applications and products, we may not achieve revenue opportunities.

If we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and increasing our sales

We are currently developing sales, distribution and marketing capabilities in the United States and have only limited sales, distribution and marketing capabilities in the European Union. It is expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. For example, BMSA has entered into an exclusive, multi-year distribution agreement with Terumo Europe N.V. (“Terumo”) pursuant to which Terumo has become the exclusive distributor and marketing partner for our Microspheres products in certain countries of the European Union. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sale of our product. Any third-party collaborators and we must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

If we are unable to obtain adequate product liability insurance, then we may have to pay significant monetary damages in a successful product liability claim against us

The development and sale of medical devices entails an inherent risk of product liability. Product liability insurance is generally expensive for medical device companies such as ours. Although we maintain limited product liability insurance coverage for our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all. Insurance we subsequently obtain may not provide us with adequate coverage against all potential claims. If we are exposed to product liability claims for which we have insufficient insurance, we may be required to pay significant damages, which would prevent or delay our ability to commercialize our products.

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

If we fail to maintain, or in some instances obtain, an adequate level of reimbursement for our products by third-party payors, there may be no commercially viable markets for our products

The availability and levels of reimbursement by governmental and other third-party payors affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices that companies such as ours charge for medical products. In some foreign countries, particularly the countries of the European Union where our Microspheres product is currently marketed and sold, the pricing of medical devices is subject to governmental control, and the prices charged for our products have in some instances been reduced as a result of these controls. Additionally, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. These proposals, if adopted, could result in less revenues per procedure for us, and could affect our ability to market our products profitably.

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

Because Sepracor Inc. and our executive officers and directors own a significant amount of our common stock, they may be able to exert control over us

As of September 30, 2002, Sepracor Inc. owned approximately 25% of our outstanding common stock. Moreover, two of our directors are executive officers of Sepracor. Sepracor and our executive officers and directors will have significant control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

•	the election of directors;

•	the amendment of charter documents;

•	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets; and

•	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

This ownership concentration could cause the market price of our common stock to decline. In addition, conflicts of interest between Sepracor and us may arise, including with respect to competitive business activities and control of our management and our affairs.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct. This, in turn, could adversely affect our stock price.

RISKS RELATING TO REGULATORY MATTERS

If we do not obtain the regulatory approvals required to market and sell our products, then our business may be unsuccessful and the market price of our stock may decline

We are subject to regulation by government agencies in the United States and abroad with respect to the manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. For example, our products are subject to approval or clearance by the FDA prior to marketing in the United States for commercial use. Similar regulations exist in most major foreign markets, including the European Union and Asia. The process of obtaining necessary regulatory approvals and clearances will be time-consuming and expensive for us. If we do not receive required regulatory approval or clearance to market our products, we may not be able to develop and commercialize our products and become profitable, and the value of our common stock may decline.

We are focusing our immediate product commercialization efforts on our Embosphere Microspheres. In April 2000, we obtained clearance from the FDA to market our Microspheres in the United States for the embolization of hypervascularized tumors and arteriovenous malformations. However, before we can specifically market Microspheres in the United States for use in the embolization of uterine fibroids, we will require either FDA clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, which we refer to as a 510(k) notification, or the more time-consuming and expensive approval of a premarket approval application. Although we have submitted a 510(k) application for the specific labeling for the treatment of uterine fibroids, we do not expect to receive the required clearance or approval until at the least the end of 2002. If we do not receive FDA approval or clearance for use of our Microspheres for the embolization of uterine fibroids, off-label use of our Microspheres may decline. We cannot assure you that the data resulting from our recently completed clinical study which was used as the basis of our 510(k) application will be considered by the FDA to be sufficient to permit clearance or approval.

If the FDA or other regulatory agencies place restrictions on, or impose additional approval requirements with respect to, products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products

Even if the FDA grants us approval or clearance with respect to any of our products, it may place substantial restrictions on the indications for which we may market the product, which could result in lower revenues. The marketing claims we are permitted to make in labeling or advertising regarding our Microspheres are limited to those specified in any FDA clearance or approval. For example, because our products are not currently specifically approved for labeling for use for uterine fibroids, we may not promote them for this use. However, we believe that a majority of our revenues in the United States for the nine months ended September 30, 2002 and 2001 was derived from the sale of our Microspheres for use in uterine fibroid embolization.

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

•	product seizures;

•	voluntary or mandatory recalls;

•	voluntary or mandatory patient or physician notification;

•	withdrawal of product clearances or approvals;

•	withdrawal of investigational device exemption approval;

•	restrictions on, or prohibitions against, marketing our products;

•	fines;

•	restrictions on importation of our products;

•	injunctions;

•	civil and criminal penalties; and

•	withdrawal of premarket approval or rescission of premarket notification clearance.

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

If any of our licenses to use third-party technologies in our products are terminated, we may be unable to develop, market or sell our products

We are dependent on various license agreements relating to each of our current and proposed products that give us rights under intellectual property rights of third parties. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party’s failure, to comply with the terms of any of these licenses could result in our losing our rights to the license, which could result in our being unable to develop, manufacture or sell products which contain the licensed technology.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We will continue to need additional funds, and if additional capital is not available, we may have to limit, scale back or cease our operations

We may need to raise additional funds to develop and commercialize our products successfully. If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our product development, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. Although we may seek additional funding through collaborative arrangements, borrowing money or the sale of additional equity securities, we may not receive additional funding on reasonable terms or at all. Any sales of additional shares of our capital stock are likely to dilute our existing stockholders.

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

If operating results fluctuate significantly from quarter to quarter, then our stock price may decline

Our operating results could fluctuate significantly from quarter to quarter. These fluctuations may be due to several factors, including the timing and volume of customer orders for our commercial products, customer cancellations and general economic conditions. We also expect that our operating results will be affected by seasonality, since we expect our revenue growth to subside in the third quarter of each year from the first two quarters of each year because we do a significant percentage of our business in the European Union, which typically experiences a slowdown of business during the summer months. Due to these fluctuations, our operating results in some quarters may not meet the expectations of our investors. In that case, our stock price may decline.

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

RISKS RELATING TO THE PRODUCTION AND SUPPLY OF OUR PRODUCTS

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce all of our Microspheres products in one manufacturing facility in France and subcontract a majority of the final packaging process to an independent contract manufacturer. We would likely experience significant delays or cessation in producing our products at either of these facilities if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture our products at our facility in France, or package certain of our products with our contract manufacturer, we may be required to enter into arrangements with one or more alternative contract manufacturing companies. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

Also, medical device manufacturers, including us, must adhere to the FDA’s current Good Manufacturing Practices regulations, which are enforced by the FDA through its facilities inspection program. The manufacturers may not be able to comply or maintain compliance with Good Manufacturing Practices regulations. If our manufacturers fail to comply, their noncompliance could significantly delay our receipt of new product premarket approvals or result in FDA enforcement action, including an embargo on imported devices. For a premarket approval device, if we change our manufacturing facility or switch to a third-party manufacturer, we will be required to submit a premarket approval application supplement before the change is implemented.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers’ demands for our products in a timely manner or within budget

We currently purchase key components of our Microspheres from a variety of outside sources. Some of these components may only be available to us through a few sources. We generally do not have long-term agreements with any of our suppliers.

Our reliance on our suppliers exposes us to risks, including:

•	the possibility that one or more of our suppliers could terminate their services at any time without penalty;

•	the potential inability of our suppliers to obtain required components;

•	the potential delays and expenses of seeking alternative sources of supply;

•	reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternative suppliers; and

•	the possibility that one or more of our suppliers could fail to satisfy any of the FDA’s required current Good

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

•	failure of local laws to provide the same degree of protection against infringement of our intellectual property;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	potentially longer sales cycles to sell products, which could slow our revenue growth from international sales; and

•	potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

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

RISK RELATING TO OUR STOCK PRICE

Because the market price of our stock is highly volatile, investments in our stock could rapidly lose their value and we may incur significant costs from class action litigation

The market price of our stock is highly volatile. As a result, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of September 30, 2002, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required.

PRIMARY MARKET RISK EXPOSURES

Our primary market risk exposures are in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro. We have not engaged in formal currency hedging activities to date, but do have a limited natural hedge in that our revenues and expenses in France are primarily denominated in the European community currency (the Euro). We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the US Dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government and non-government debt securities. A hypothetical 100-basis-point increase in interest rates would result in an approximate $80,000 decrease in the fair value of our investments as of September 30, 2002. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. As of September 30, 2002, approximately 30% of the $8.86 million classified as available-for-sale marketable securities will mature in one year or less, and 80% will mature in two years or less.

ITEM 4.    CONTROLS AND PROCEDURES

a)
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)
CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)	EXHIBITS

99.1    Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2    Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)    REPORTS ON FORM 8-K

Item 5.    Other Events.

On August 13, 2002, the Company filed a current report on Form 8-K, pursuant to Item 5 (other events), to report the election by the Company’s Board of Directors of Paul A. Looney as President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize

BioSphere Medical, Inc.

Date: November 14, 2002
/s/ Robert M. Palladino

Robert M. Palladino
Chief Financial Officer
(principal financial officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Paul A Looney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BioSphere Medical, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Paul A. Looney
Paul A. Looney
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert M. Palladino, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BioSphere Medical, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Robert M. Palladino
Robert M. Palladino
Chief Financial Officer