Form 10-K
period 2002-12-31
BIOSPHERE MEDICAL INC
filed 2003-03-28
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-23678

BioSphere Medical, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04–3216867
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1050 Hingham St., Rockland, Massachusetts 02370

(Address of Principal Executive Offices) (Zip Code)

(781) 681-7900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $37,373,000 based on the closing price of the shares as reported by the Nasdaq National Market on June 28, 2002.

Number of shares outstanding of the registrant’s Common Stock as of March 14, 2003 was 13,226,583.

Documents incorporated by reference:

Proxy Statement for the 2003 Annual Meeting of Stockholders—Part III.

PART I

Item 1.    BUSINESS

BioSphere Medical, Inc. (“BioSphere,” the “Company” or “we”) is focused on applying our proprietary microsphere technology to medical applications using embolotherapy techniques. Our core technologies, patented bio-engineered polymers and manufacturing methods, are used to produce miniature spherical beads with uniquely beneficial properties for a variety of medical applications. Our principal focus is the treatment of symptomatic uterine fibroids using a procedure called uterine fibroid embolization, or UFE. Our products have already gained wide acceptance in this rapidly emerging procedure, as well as in a number of other new and established medical treatments. Our strategy is twofold. First, we are seeking to grow the embolotherapy business worldwide, specifically the UFE procedure, by increasing awareness of the availability of this procedure. Second, we are seeking to maintain our current technology leadership by continuously introducing new products and product improvements, through both internally developed and externally acquired technologies, that improve and broaden the use of embolotherapy techniques.

Embolotherapy works by reducing blood flow to target areas of the body. The procedure is performed by injecting agents, usually particles, through a catheter and into the blood vessels that feed these target areas. By selectively blocking the target tissue’s blood supply, the deprived tissue will either be destroyed or become devitalized, resulting in therapeutic benefit. Our initial products, Embosphere® Microspheres and EmboGold® Microspheres, have a number of beneficial properties that we believe make them well suited for these procedures. Because of their uniform, spherical shape and soft, slippery surface, our particles are easy to inject through even the smallest catheters, resulting in a more even distribution within the vessel network. We provide these products in a variety of precise sizes, so they can be selected to ‘target’ occlusion of specific sized vessels to produce predictable results.

In November 2002, we received 510(k) clearance from the FDA to market our Embrosphere Microspheres for UFE. Significant third-party clinical data and publications support the safety and effectiveness of the UFE procedure. We believe that a growing part of the medical community perceives UFE to be a reasonable alternative for most patients who now undergo hysterectomy for treatment of their fibroids. We are the first and only company to gain regulatory clearance to market a product for UFE in the United States. This milestone event enables us to directly promote awareness and adoption of UFE as a therapy. For these reasons, we believe the number of UFE procedures will increase at an accelerating rate.

We also believe that significant growth opportunities exist in the use of other embolotherapy procedures, notably in the treatment of liver cancer. We continue to conduct and support research on the safety and effectiveness of our products in these procedures. We are also conducting and supporting research aimed at developing new, improved technologies. On a worldwide basis, we continue to develop our sales and marketing organization to maintain our leadership position.

We believe that our platform microsphere technologies also have several non-embolotherapy applications, such as tissue bulking, repair and regeneration. In this context, we have explored the use of our microspheres in the treatment of stress urinary incontinence, gastroesophageal reflux disease, urinary reflux and certain dermal defects. Our efforts have led to a number of patent applications which we believe will result in valuable assets for the company.

BioSphere Medical, Inc. was originally incorporated in 1993 under the name BioSepra, Inc., as a chromatography media company. During 1999, we strategically refocused our business on the development and commercialization of our proprietary microspheres for medical applications. In May 1999, we sold substantially all of our assets relating to our former core business, chromatography, and changed our name to BioSphere Medical, Inc. Between February 1999 and November 2001, we acquired complete ownership interest in Biosphere Medical S.A., referred to as BMSA. BMSA retains the license to the embolotherapy device that is the main focus of our business. As of December 31, 2002, Sepracor Inc., a specialty pharmaceutical company, beneficially owned approximately 24% of our outstanding common stock.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge under “Investor Relations” on our website at www.biospheremed.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the U.S. Securities and Exchange Commission. Information contained on our website is not incorporated by reference into our annual report on Form 10-K.

INDUSTRY OVERVIEW

Embolotherapy Markets

Embolotherapy has been in use for more than 20 years by interventional radiologists to mechanically block the flow of blood to treat certain peripheral tumors and arteriovenous malformations and to control blood loss. In the past decade, interventional radiologists around the world have adopted new embolotherapy procedures, including uterine fibroid embolization and the treatment of certain cancers, especially liver cancer. Moreover, we believe that an increasing number of affected people have taken proactive steps in seeking alternative treatments due to their desire for less invasive treatment options.

Uterine Fibroids

Uterine fibroids are non-cancerous tumors growing within or on the wall of the uterus. Their cause is unknown. Most patients with uterine fibroids do not initially have symptoms and remain untreated until the patient experiences abnormal bleeding, increased urinary frequency, pain, swelling or fertility difficulties.

Until recently, women suffering from uterine fibroids have had few treatment options. These existing treatment options include the following:

•	Hysterectomy. Hysterectomy is a surgical procedure to remove the uterus. While hysterectomy has a relatively low complication rate, it requires a hospital stay of several days, a recovery period of up to six to eight weeks and results in loss of fertility. Furthermore, hysterectomies have been tied to adverse psychological effects, sexual and urinary dysfunction as well as the onset of early menopause. In addition, for many women who have their ovaries removed during hysterectomy, this treatment means extended hormone replacement therapy and being subjected to increased risks of breast cancer, heart attack and/or stroke.

•	Myomectomy. Myomectomy is the surgical removal of the uterine fibroids without removal of the uterus. It is usually performed on women who wish to preserve their fertility. Usually, only fibroids that can be easily accessed and excised are candidates for removal with this technique. Because some fibroids are difficult to identify while others are difficult to remove, there is a relatively high symptom recurrence rate, between 10% and 30%, after myomectomy. Partly for this reason, relatively few myomectomies are performed compared to the number of eligible patients. In addition, only a small proportion of gynecologists is trained to perform myomectomy.

•	Medical Management and “Watchful Waiting.” About 95 percent of symptomatic fibroid patients either receive hormone treatment on a temporary basis to relieve symptoms or remain untreated and tolerate the symptoms. Generally, hormone treatment relieves symptoms only during treatment. Once treatment ceases, the uterine fibroids usually re-grow. Also, patients often experience other side effects associated with the accompanying hormonal changes. Moreover, women cannot conceive while taking the hormones. Women with less severe symptoms who elect against hormone treatment and those seeking to conceive have few satisfactory options. In these circumstances, physicians usually monitor symptoms and will administer therapy only if the condition worsens.

Liver Cancer

Worldwide, liver cancer is the most prevalent form of malignancy. In the US, liver cancer usually arises from cancer in other sites in the body, especially from the colon. However, the rates of primary liver cancer, where the cancer originates in the liver, is expected to increase dramatically in the United States due to increased incidences of hepatitis C.

Over 70 percent of primary liver cancers are inoperable, meaning existing treatment options are primarily designed to improve quality of life rather than cure the underlying disease. Many conventional forms of cancer therapy, such as systemic chemotherapy or external beam radiation, do not show significant effectiveness for most patients and, therefore, are only rarely used.

Embolotherapy has been used for decades to treat liver cancer. This successful history has been well documented through numerous studies and medical publications. This is especially true in Japan, where particle embolization is used commonly to manage liver cancer patients. In the United States, embolic particles are commonly injected with chemotherapeutic agents to control and limit distribution of the chemotherapy agents, thereby increasing the therapeutic exposure at the target area.

A number of other, less invasive technologies are either in use or in development to treat inoperable primary liver cancer. Selective tumor ablation, using needle-like devices containing thermal energy or chemicals that are placed directly through the skin and into the tumor, can be used. However, application of this technique is practically limited to those with adequate liver function and relatively small tumors.

Recently, a new, targeted approach to treating liver cancer, using radioactive particles, has become available. These particles, which are similar to our Embosphere Microspheres, are delivered in a targeted fashion, through catheters placed in the feeding vessels near the tumor site. We have been working on related technologies, which we believe will offer significant advantages to the first generation products currently available.

Non-Embolotherapy Applications

Although our current focus is to develop our embolotherapy business, we believe there are numerous applications for our core technology in non-embolotherapy applications, particularly as bulking agents to replace or supplement tissue support. Bulking agents are materials, injected into body sites, used to provide extra physical support where normal anatomic support is not present. These applications include: stress urinary incontinence, gastroesophageal reflux disease, urinary reflux in infants and certain skin conditions.

We have developed a number of technologies that resulted in numerous patent applications, which we believe will yield valuable intellectual property assets for our company. Currently this strategy is not being actively developed, as we are focusing our resources and efforts on the embolotherapy business.

OUR BUSINESS STRATEGY

We have achieved successful regulatory clearance in the United States for use of our Embosphere Microsphere product in UFE. Accordingly, elements of our current strategy include:

•	Leverage our clearance to help grow UFE procedures in the United States and around the world. We have developed a multi-element sales and marketing campaign to improve awareness of UFE to prospective patients and referring physicians in the United States. We also are supporting numerous training programs to increase the number of physicians who are trained to perform UFE.

•

Maintain our technology leadership.    We have an established track record of introducing new innovations to the embolotherapy market. We introduced our first commercial microsphere in Europe in 1997 and in the United States in 2000; the first colorized microsphere, our EmboGold product, in 2001; the first sterilized vial in 2001; and, the first pre-filled sterilized syringe in 2001. Additionally, this past year we introduced two new accessory embolotherapy products designed specifically to deliver our products and other embolic particles. In 2002, we became the first company with a product that is cleared for use in UFE. We are developing a product pipeline that we expect can produce new products and product improvements.

PRODUCTS

Our innovative microsphere technology evolved out of approximately 15 years of research and development of polymer formulations used in the field of biological separations and drug purification. In 1999, we made a strategic decision to focus all of our resources on microsphere technologies for medical applications.

The following table summarizes information about our principal products and products under research and development.

PRODUCT / PRODUCT CANDIDATES	POTENTIAL MARKETS	STATUS
Embosphere® Microspheres	Uterine fibroids, hypervascularized tumors, arteriovenous malformations	Marketed in United States, Canada, Australia and European Union

EmboGold™ Microspheres	Hypervascularized tumors, arteriovenous malformations	Marketed in United States, Canada, Australia and European Union

EmboCath™ Infusion Catheter	Peripheral embolization procedures	Marketed in the United States and Canada

Segway Guidewire	Peripheral embolization procedures	Marketed in the United States and Canada

Hepasphere SAP™ Microspheres	Liver cancer	Development, Clinical testing

TempRx™ Microspheres	Trauma, hemorrhage	Research

Radiosphere™ Microspheres	Cancer	Research

EMBOLOTHERAPY

Embosphere Microspheres

Our products, Embosphere Microspheres and EmboGold Microspheres, are intended for use in embolotherapy to block or control the blood supply to certain tumors and other vascular malformations. In November 2002, following successful completion of our clinical studies, we received regulatory clearance in the United States from the FDA for use of our Embosphere Microspheres in treating uterine fibroids. In April 2000, we received 510(k) marketing clearance from the FDA of our Embosphere Microspheres for hypervascularized tumors and arteriovenous malformations. We believe that UFE will become the principal application for these products.

Uterine fibroid embolization is a minimally invasive procedure, performed by interventional radiologists, in which microspheres are injected through a small catheter into the blood vessels that supply the uterus. Blood flow guides these particles into the network of vessels that preferentially flow toward the fibroids, thereby preferentially blocking the blood supply to the fibroids, but not to the surrounding healthy tissue. The goal of the uterine fibroid embolization procedure is to eliminate the flow of blood to the uterine fibroids, thereby causing fibroid shrinkage and alleviating related symptoms, while preserving normal uterine and ovarian function.

We believe that embolotherapy is a significantly more attractive alternative for treatment of uterine fibroids, particularly when compared to the invasiveness of such surgical procedures as hysterectomy or myomectomy, or even when compared to hormone therapy and “watchful waiting.” Current therapies can have significant adverse side effects, including loss of fertility, lengthy recovery periods, high costs, discomfort and risk of recurrence of fibroids.

Although the effect of uterine fibroid embolization on continued fertility or the effect to fetal development has not been studied extensively, and our 510(k) clearance does not include women who intend future pregnancy, we believe that uterine fibroid embolization has the potential to preserve the fertility of at least some of the patients that would otherwise be lost through hysterectomy or may be compromised by the use of current therapies or technologies, and to reduce or eliminate the risk of recurrence of the uterine fibroid tumor and the complications associated with myomectomy. Most uterine fibroid embolization procedures can be performed in less than one hour, while the patient is sedated, but awake. The patient generally stays overnight in the hospital to manage any discomfort associated with the procedure and typically returns to everyday activities in several days. In contrast, hysterectomy patients undergo general anesthesia, stay in the hospital for four to five days and have a recovery period lasting up to six to eight weeks.

Independent studies have indicated that Embosphere Microspheres have a variety of characteristics that may make them preferable to current alternative particles. These include:

•	Uniform Spherical Shape/Calibrated Particle Size. We are able to synthesize beads with uniform sizing and a spherical shape. When embolic materials are non-spherical or irregularly sized, as is the case with polyvinyl alcohol, clinicians find vessel targeting more difficult, and may also experience an increased incidence in unwanted embolization of blood vessels away from the site of the tumor.

•	Compliant and Resilient Properties. We have developed a soft, elastic microsphere that has the capability to compress significantly, thus facilitating delivery through microcatheters. Many clinicians prefer using microcatheters during embolization, since such catheters minimize the frequency of artery or vessel spasm during the procedure. Vessel spasm can be of particular concern during uterine fibroid embolization as it can disrupt the flow of blood. Clinicians rely on blood flow during embolization to direct the microspheres to the vessel targeted for occlusion.

•	Hydrophilic Properties. As a result of the materials used to manufacture microspheres, our products are hydrophilic, which means that they absorb moisture. This characteristic is important in that it prevents the microspheres from clumping in the catheter or in the artery during the procedure.

•	Non-biodegradability. Our microspheres are composed of a synthetic three-component polymer that is compatible with the human body. This polymer is insoluble and non-biodegradable. We believe, therefore, that our Embosphere Microspheres are an appropriate agent for permanent vessel occlusion.

•	Cell Adhesion. Our Embosphere Microspheres are cross-linked with a cell adhesion promoter composed of gelatin. This material promotes cell adhesion, resulting in a more rapid, stable and complete occlusion of the vessel.

•	Charged Surface Property. Our microspheres are positively charged, enhancing attraction to the negatively-charged blood vessel wall. This attachment to the vessel wall minimizes the potential for the microspheres to migrate to non-targeted vessels.

Embosphere Microspheres are currently available in six sizes, from 40 to 1,200 microns. They are designed to precisely fit the blood vessels, resulting in targeted and controlled occlusion. They can be used with our accessory catheter products or with any other commercially available catheter and delivery systems.

EmboGold™ Microspheres

EmboGold Microspheres (“EmboGold”) were launched in the US in September 2001 after receiving FDA clearance for treatment of hypervascularized tumors and arteriovenous malformations. In March 2002, we received CE Mark approval in the European Union. This product enhancement adds color to the spheres for improved visibility during preparation and injection. We intend to seek 510(k) clearance by the FDA for EmboGold for use in UFE. Both Embosphere Microspheres and EmboGold Microspheres are available in a sterile pre-filled syringe package.

Hepasphere SAP™ Microspheres

We are developing Hepasphere SAP Microspheres for the treatment of liver cancer. This product shares some features with Embosphere Microspheres and, in addition, they expand in size. Like treatment of uterine fibroids, targeted liver embolotherapy is intended to starve the liver tumor without damaging the surrounding tissue or causing any adverse side effects on other parts of the body, such as those associated with chemotherapy and radiation. In September 1999, we obtained a worldwide exclusive license to Hepasphere SAP Microspheres from its Japanese inventor.

TempRx™ Microspheres

We believe that a significant opportunity exists for temporary or resorbing embolic materials. Currently, embolic materials are frequently used to temporarily treat internal bleeding from trauma or specific disease, and we believe that this could be a suitable application for temporary embolics. We believe that there is also a growing interest to use temporary or dissolving embolics in many current embolization applications, including liver and fibroid embolization. We are currently conducting research on our TempRx Microspheres as temporary embolics.

Radiosphere™ Microspheres

We are adapting our microsphere technology in order to create radioactive compounds for targeted delivery of radiation therapy. We believe that the targeting of radiation doses through the body’s blood vessels is a potentially superior method to currently existing radiation treatment modalities because it offers a conceptually optimum way of uniformly dosing the tissue that is most actively proliferating while, at the same time, minimizing dosage to non-targeted areas. We also believe our technology will offer significant benefits to physicians and patients compared with first generation products recently introduced.

Delivery Systems

During 2002, we introduced our first products in our delivery system line. Our delivery system product line is primarily made up of our EmboCath™ Infusion Catheter and our Segway guidewires. We are seeking to further develop this pipeline with new delivery products and product enhancements

In November 2001, we received FDA clearance to market our EmboCath™ Infusion Catheter. The EmboCath Infusion Catheter is a microcatheter that is designed to be used to inject embolization material in the pelvic and abdominal region and has properties that we believe optimize the unique design of our hydrophilic and compressible microspheres, including the largest inside diameter available on the market in this size range, a specially designed hub to enable easy transfer of embolic agents from the syringe through the catheter, a hydrophilic coating and variable stiffness shaft to enable responsive yet supple handling.

In 2002, we introduced our Segway guidewire, designed specifically for use with our EmboCath infusion catheter. The unique, proprietary design offers advanced features developed for use in cardiology applications.

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

We plan to attend major medical conventions throughout the world pertaining to our targeted markets and to invest in market development, including physician training and patient outreach. We are working closely with major academic centers to serve as centers for excellence for physician training, product evaluation and ongoing research. Many members of our Medical Advisory Board are associated with these major academic centers.

RESEARCH AND DEVELOPMENT

Our research and development group consists of 13 employees.

Our research and development group is focusing on developing our product technology in three areas:

•	continuous improvement of our core technology;

•	new embolotherapy materials and platforms; and

•	complementary embolotherapy products

Our core technologies include microsphere technologies, organic and inorganic polymer and surface chemistries for microsphere design and development, and expertise and know-how in microsphere manufacturing.

During the fiscal years ended December 31, 2002, 2001 and 2000, research and development expenses were $3.97 million, $4.76 million and $2.52 million, respectively. See detailed discussion of changes in research and development expense in Item 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS elsewhere in this report.

COMPETITION

The primary competitive embolotherapy product is polyvinyl alcohol, or PVA, a product introduced into the market more than 20 years ago. We encounter, and expect to continue to encounter, competition in the sale of our current and future embolotherapy products. Our principal competitors in the field of embolotherapy are Boston Scientific Corporation, Cook Incorporated and Cordis Corporation (a Johnson & Johnson company), as well as companies selling or developing non-embolotherapy solutions for the disease states targeted by us. These competitors have, and our future competitors are likely to have, greater financial, operational, sales and marketing resources and more experience in research and development than we have. We compete primarily on the basis of product performance, ease of use, degree of targeted embolization control, and quality of patient outcome.

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

Changes in Approved Devices. Device manufacturers must obtain new FDA 510(k) clearance when there is a major change or modification in the intended use of a legally marketed device or a change or modification, including product enhancements, to a legally marketed device that could significantly affect its safety or effectiveness. For devices marketed pursuant to 510(k) determinations of substantial equivalence, we must obtain FDA clearance of a new 510(k) notification prior to marketing the modified device.

Good Manufacturing Practices and Reporting. The Federal Food, Drug, and Cosmetic Act requires us to comply with Good Manufacturing Practices or Quality Systems regulations. We must comply with various quality control requirements pertaining to all aspects of our product design and manufacturing process, including requirements for packaging, labeling and record keeping, including complaint files. The FDA enforces these requirements through periodic inspections of medical device manufacturing facilities. In addition, the medical device reporting regulation obligates us to inform the FDA whenever information reasonably suggests that one of our devices may have caused or contributed to death or serious injury, or when one of our devices malfunctions, if the device would be likely to cause or contribute to a death or a serious injury in the event the malfunction recurred. We believe we, and all of our contract manufacturers, are in compliance with applicable Good Manufacturing Practices and Quality Systems regulations.

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

Import Requirements. To import a device, the importer must file an entry notice and bond with the U.S. Customs Department pending an FDA decision on the product’s admissibility. All devices are subject to FDA examination before release from Customs. Any article that appears to be in violation of the Federal Food, Drug, and Cosmetic Act may be refused admission and a notice of detention and hearing may be issued.

Export Requirements. Products for export from Europe and from the United States are subject to foreign countries’ import requirements and the FDA’s or European regulating bodies’ exporting requirements. In addition to the import requirements of foreign countries, we must also comply with the United States laws governing the export of products regulated by the FDA. However, foreign countries often require, among other things, an FDA certificate for products for export. To obtain this certificate, the device manufacturer must certify to the FDA that the product has been granted clearance or approval in the United States and that the manufacturing facilities appeared to be in compliance with Good Manufacturing Practices regulations at the time of the last FDA inspection.

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

Medical device laws are also in effect in many countries outside of the United States. These range from comprehensive device approval requirements for some or all of our medical device products to simpler requests for product data or certification. The number and scope of these requirements are increasing. Sales of medical devices in the European Union are subject to the European Medical Device Directive. This directive contains requirements for quality system and product performance guidelines with which all manufacturers must comply. These guidelines contain quality system guidelines and preproduction product design verification that closely resemble current FDA guidelines. In 1997, we obtained ISO 9002 international quality systems registration, a certification showing that our procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. Our compliance with this registration has been confirmed since 1997 in semi-annual surveillance audits.

Failure to comply with applicable federal, state and foreign medical device laws and regulations would likely have a material adverse effect on our business. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes.

We are subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment, as well as health and safety. In the course of our business, we are involved in the handling, storage and disposal of certain chemicals. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Usually these environmental laws and regulations impose “strict liability,” rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for acts that were in compliance with all applicable laws at the time the acts were performed. We do not believe that we have been required to expend material amounts in connection with our efforts to comply with environmental requirements or that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Failure to comply with applicable environmental and related laws could have a material adverse effect on our business. In addition, because the requirements imposed by such laws and regulations are frequently changed, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position.

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

In January 1998, we entered into an agreement with L’Assistance Publique-Hopitaux De Paris, referred to as AP-HP, pursuant to which AP-HP has granted us the exclusive right to use two jointly-owned patents relating to microspheres. We are required to pay to AP-HP a royalty on the commercial sale of any products that incorporate technology covered by the patents. We may only sublicense these exclusive rights under the agreement with the prior written consent of AP-HP, which consent cannot be unreasonably withheld. The rights granted under the contract are for an initial period which ends on September 16, 2009, and are renewable by mutual agreement between the parties. The agreement can be terminated on three months’ notice by either party if the other party does not perform one or more of its obligations under the agreement and fails to cure its nonperformance during the notice period. These jointly-owned patents will expire in 2014.

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

Under the agreement, we also granted to Invitrogen an exclusive, worldwide, perpetual, royalty-free license to any improvements to the technology they have licensed to us which are useful in Invitrogen’s fields of development. Either party can terminate the agreement, and all licenses granted thereunder, on sixty days’ notice in the event of a breach of the agreement by the other party.

In 1999, we entered into an agreement with Dr. Shinichi Hori, pursuant to which we have an exclusive royalty-bearing license to Japanese patent rights for our Hepasphere SAP Microsphere product. These patent rights expire in 2012. There are no United States or other international filings corresponding to this patent application. We intend to file patent applications directed to improvement of this inventor’s technology. However, present applications may not issue as patents, and these patents, if issued, may not provide us with sufficient protection against competitors. Further, we may be required to obtain additional licenses concerning the Japanese patent application and any licenses, if obtained, may not be on terms that are acceptable to us.

In 2002, we received a United States patent that is directed to the treatment of urinary incontinence using microparticles. A related patent application was also awarded to us in 2002, directed to the use of microspheres in dermal augmentation.

We have numerous US patent applications currently pending. Each of these files has a corresponding European application pending. The subjects of the patents include new material for embolization, new uses of our material outside of embolization and new methods of using our material for embolization and other applications.

Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to continue to file patent applications covering any newly developed products and technologies. However, as discussed above, there can be no guarantee that any of our pending or future filed applications will be issued as patents. There can be no guarantee that the United States Patent and Trademark Office or some third party will not initiate an interference proceeding involving any of our pending applications or issued patents. Finally, there can be no guarantee that our issued patents or future issued patents, if any, will provide adequate protection from competition, as further discussed below.

Patents provide some degree of protection for our proprietary technology. However, the pursuit and assertion of patent rights, particularly in areas like medical device development, involve complex legal and factual determinations and, therefore, are characterized by significant uncertainty. In addition, the laws governing patent issuance and the scope of patent coverage continue to evolve, particularly in life sciences. Moreover, the patent rights we possess or are pursuing generally cover our technologies to varying degrees. As a result, we cannot ensure that patents will issue from any of our patent applications or from applications licensed to us, or that any of our issued patents will offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights may not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that any patents issued to us will provide a legal basis for establishing an exclusive market for our products or provide us with any competitive advantages, or that the patents of others will not have an adverse effect on our ability to do business or to continue to use our technologies freely. In view of these factors, the value of our intellectual property position is uncertain.

We may be subject to third parties filing claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or our licensees or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, regardless of their merit or whether they are resolved in favor of or against us, our licensees or our licensors, we may face costly litigation and diversion of management’s attention and resources. As a result of such disputes, we may have to develop, at a substantial cost, non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

We also rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and, if so, our trade secrets could be disclosed to others, including our competitors, and there may not be an adequate corrective remedy available. Despite the measures we have taken to protect our intellectual property, parties to our agreements may breach the confidentiality provisions in our contracts or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, third parties may independently discover or invent competitive technologies, or reverse engineer our trade secrets or other technology. Therefore, the measures we are taking to protect our proprietary technology may not be adequate.

EMPLOYEES

As of February 28, 2003, we employed 88 persons. Of these employees, 13 are primarily engaged in research, development and clinical activities, 25 are engaged in manufacturing, 35 are engaged in sales and marketing, and the remainder are engaged in finance and administration. Of these 88 persons, 46 are located in the United States, 41 are located in France and 1 is located in Japan.

Our employees in the United States are not covered by a collective bargaining agreement. In Europe, our employees are covered by the provisions of an agreement setting forth national guidelines and standards for labor relations within our industry. We consider our relations with our employees to be good.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be considered to be forward-looking statements. Although not a complete list of words that might identify forward-looking statements, we use the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

RISK RELATING TO OUR FUTURE PROFITABILITY

Because we have a history of losses and our future profitability is uncertain, our common stock is a speculative investment

We have incurred operating losses since our inception and, as of December 31, 2002, had an accumulated deficit of approximately $61.24 million. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses until at least the fourth quarter of 2003, as we expand our commercialization efforts.

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

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY

If we do not achieve widespread market acceptance of our Microspheres products, our business prospects will be seriously harmed

Our Microspheres are based on new technologies and therapeutic approaches. In the United States, we began selling our Microspheres product in the first half of 2000. In November 2002, we received FDA clearance to market our Microspheres in the United States for specific use in the embolization of uterine fibroids. Our success will depend upon the medical community’s, patients’ and third-party payors’ continued acceptance of our Microspheres product as medically therapeutic and cost-effective. Our future success will also depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our products in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

Negative publicity associated with any adverse medical effects attributed to embolization treatments generally, or our product specifically, may create the market perception that our products are unsafe. For example, patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, rashes, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. In addition, our Microspheres are designed to remain in the body permanently. As a result, there is some risk that some or all of the Microspheres used in a medical procedure may travel in the blood system beyond the intended surgical site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death. Moreover, to use our Microspheres correctly for a particular medical procedure, trained physicians must select and use the proper size and quantity. A physician’s selection and use of the wrong size or quantity of our Microspheres could potentially have significant adverse health effects on the patient, including death. It will be necessary for us to spend significant amounts of money and allocate management resources to educate physicians about the selection and use of the proper size and quantity of Microspheres in patient therapy. In addition, there is only limited data concerning the long-term health effects on persons receiving embolotherapy using our Microspheres.

If we are not able to successfully educate physicians to properly use our product, or if the market determines or concludes that our product is not safe or effective for any reason, we may be exposed to product liability claims, product recalls, fines or other penalties or enforcement actions by regulatory agencies and associated adverse publicity. In addition, we have provided to our customers a satisfaction guarantee that requires us to accept the return of any inventory and credit the entire amount of the original order if a properly trained customer is not satisfied with the performance of either our Microspheres or our EmboCath catheter products. If we experience adverse publicity or are subject to product liability claims, excessive guarantee claims, recalls, fines and the like, we will be unable to achieve widespread market acceptance of our Embosphere Microsphere products and achieve profitability.

We will be required to expend significant resources for research, development, testing and regulatory approval of our products under development, and these products may not be developed successfully

We are developing and commercializing products for medical applications using embolotherapy techniques. Most of our next-generation embolotherapy product candidates are still in the early stages of research and development. Our products may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, pre-clinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

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

If we do not develop and introduce new products, we may not achieve revenue opportunities

We derived more than a majority of our revenues for the years ended December 31, 2002 and 2001 from the sale of Embosphere Microspheres and EmboGold Microspheres. In addition, although we did not receive FDA clearance to market our Microspheres for the specific use in the treatment of uterine fibroids until November 2002, we believe that a majority of our revenues in the United States for the years ended December 31, 2002 and 2001 were derived from the sale of our Microspheres for use in uterine fibroid embolization. We derived approximately 14% of our revenues for the year ended December 31, 2002, and 19% of our revenues for the year ended December 31, 2001, from the sale of non-strategic medical device products that we do not expect to constitute a significant portion of our revenues on an ongoing basis. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. If we are not successful in developing new applications and products, we may not achieve revenue opportunities.

If we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and increasing our sales

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, the Far East and in South America. It is expensive and time consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our product, thereby exposing us to potential expenses in exiting such distribution agreements. Any third-party collaborators and we must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

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

We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. Our success depends upon our ability to develop and maintain a competitive position in the embolotherapy market. Our key medical device competitors are Cordis Corporation (a Johnson & Johnson company), Boston Scientific Corporation and Cook Incorporated. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products that compete with our Microspheres product more rapidly or at less cost than we can. Currently, the primary products with which our Microspheres compete for some of our applications are polyvinyl alcohol, polymerizing gels and coils. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our market and continue to commercially develop our business. Moreover, we may not be able to compete effectively, and competitive pressures may result in less demand for our products and impair our ability to become profitable.

If we fail to maintain, or in some instances obtain, an adequate level of reimbursement for our products by third-party payors, there may be no commercially viable markets for our products

The availability and levels of reimbursement by governmental and other third-party payors affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices that companies such as ours charge for medical products. In some foreign countries, particularly the countries of the European Union where our Microspheres product is currently marketed and sold, the pricing of medical devices is subject to governmental control, and the prices charged for our products have in some instances been reduced as a result of these controls. Additionally, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. These proposals, if adopted, could result in less revenue per procedure for us, and could affect our ability to market our products profitably.

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

Because Sepracor Inc. and our executive officers and directors own a significant amount of our common stock, they may be able to exert control over us

As of December 31, 2002, Sepracor Inc. owned approximately 24% of our outstanding common stock. Moreover, two of our directors are executive officers of Sepracor. Sepracor and our executive officers and directors will have significant control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

RISKS RELATING TO REGULATORY MATTERS

If we do not obtain the regulatory approvals required to market and sell our products, then our business may be unsuccessful and the market price of our stock may decline

We are subject to regulation by government agencies in the United States and abroad with respect to the manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. For example, our products are subject to approval or clearance by the FDA prior to marketing in the United States for commercial use. Similar regulations exist in most major foreign markets, including the European Union and Asia. The process of obtaining necessary regulatory approvals and clearances will be time consuming and expensive for us. If we do not receive required regulatory approval or clearance to market our products, we may not be able to develop and commercialize our products and become profitable, and the value of our common stock may decline.

We plan to seek 510(k) clearance for our EmboGold Microspheres for UFE. There is no assurance that we will be able to gain such clearance.

If the FDA or other regulatory agencies place restrictions on, or impose additional approval requirements with respect to, products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products

Even though the FDA granted us clearance with respect to marketing our Embosphere Microspheres, in the treatment of uterine fibroids, hypervascularized tumors and arteriovascular malformation, it may have placed certain restrictions on the indications for which we may market the product, which could result in lower revenues. The marketing claims we are permitted to make in labeling or advertising regarding our Microspheres are limited to those specified in any FDA clearance or approval.

We may in the future make modifications to our Microspheres or their labeling which we determine do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it will require us to make additional 510(k) filings for the modification, and we may be prohibited from marketing the modified product until we obtain FDA clearance. Similarly, if we obtain premarket approval, we may not be able to make product or labeling changes until we get FDA clearance.

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

Our products will be subject to continuing FDA requirements relating to quality control, quality assurance, and maintenance of records, documentation, manufacturing, labeling and promotion of medical devices. We are also required to submit medical device reports to the FDA to report device-related deaths or serious injuries, as well as malfunctions, the recurrence of which would be likely to cause or contribute to a death or serious injury. These reports are publicly available.

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

If operating results fluctuate significantly from quarter to quarter, then our stock price may decline

Our operating results could fluctuate significantly from quarter to quarter. These fluctuations may be due to several factors, including the timing and volume of customer orders for our commercial products, procedure cancellations and general economic conditions. We also expect that our operating results will be affected by seasonality, since we expect our revenue growth to subside in the third quarter of each year from the first two quarters of each year because we typically experience a slowdown of business during the summer months. Due to these fluctuations, our operating results in some quarters may not meet the expectations of our investors. In that case, our stock price may decline.

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

RISKS RELATING TO THE PRODUCTION AND SUPPLY OF OUR PRODUCTS

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce all of our Microsphere products in one manufacturing facility in France. In addition, the final product packaging of our Microspheres, Segway guidewires, EmboCath catheters and certain other ancillary products sold in Europe is performed by independent contract manufacturers under FDA Good Manufacturing Practices. We would likely experience significant delays or cessation in producing our products at any of these facilities if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture our products at our facility in France, or package certain of our products with our contract manufacturer, we may be required to enter into arrangements with one or more alternative contract manufacturing companies. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

Medical device manufacturers must adhere to the FDA’s current Good Manufacturing Practices regulations, which are enforced by the FDA through its facilities inspection program. The manufacturers may not be able to comply or maintain compliance with Good Manufacturing Practices regulations. If our manufacturers fail to comply, their noncompliance could significantly delay our receipt of new product premarket approvals or result in FDA enforcement action, including an embargo on imported devices. For a premarket approval device, if we change our manufacturing facility or switch to a third-party manufacturer, we will be required to submit a premarket approval application supplement before the change is implemented.

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

At our facility in France, we produce our Embosphere Microspheres and some ancillary disposable devices. Embosphere Microsphere production includes the synthesis of raw materials and third-party manufactured intermediary compounds. Currently, the final product packaging of our Microspheres, Segway guidewires, EmboCath catheters and certain other ancillary products sold in Europe is performed by independent contract manufacturers under FDA Good Manufacturing Practices.

We believe that our currently leased facilities in Rockland, Massachusetts, and Roissy, France are suitable to meet our current requirements and that suitable additional or substitute space will be available to us on commercially reasonable terms, if needed in the future.

Item 3.    LEGAL PROCEEDINGS

On January 27, 2003, Our French subsidiary, BioSphere Medical, S.A., received notice from Terumo Europe, N.V. that Terumo had initiated legal proceedings in the Commercial Court of Pontoise, France alleging that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A. BioSphere Medical, S.A. and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of BioSphere Medical, S.A. EmboSphere® Microsphere and EmboGold™ Microsphere products in certain countries of Europe. It is not possible at this time to make a reasonable assessment as to the final outcome of this proceeding. We strongly believe that Terumo’s allegations are without merit and we will vigorously defend the claims it has made against us

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the quarter ended December 31, 2002.

EXECUTIVE OFFICERS

Our executive officers, their respective ages as of December 31, 2002 and their positions are as follows:

Name	Age	Position
Paul A. Looney	63	President, Chief Executive Officer and Chairman
Thomas M. Keenan	50	Vice President, International Sales and Marketing
Jonathan R. McGrath	48	Vice President, Research and Development
Robert M. Palladino	48	Executive Vice President and Chief Financial Officer
Robert T. Phelps	46	Vice President, U.S. Sales and Marketing
Peter C. Sutcliffe	53	Vice President, Manufacturing

Paul A. Looney, age 63, has served as President, Chief Executive Officer and Chairman of the Board of Directors since August 2002. Mr. Looney has served as a director since January 1994. From 1999 until his appointment at BioSphere, Mr. Looney served as President and Chief Operating Officer of Biopure Corporation, a biopharmaceutical company. From May 1995 until July 1999, Mr. Looney was a consultant to various biotechnology companies. From 1993 to 1995, Mr. Looney served as President and Chief Executive Officer of Corning Costar Corporation, a life science products company and a wholly owned subsidiary of Corning, Inc.

Thomas M. Keenan, age 50, has served as Vice President, International Sales and Marketing since March of 2002. From November 1996 to early 2001, he was President and CEO of EKOS Corporation, a cardiovascular device company. From 1993 to 1996, Mr. Keenan served as Vice President, Marketing and Sales for CellPro Inc., a hematology and oncology biotechnology research company. From 1980 to 1993, Mr. Keenan worked for Boston Scientific Corporation, a medical device company, in several capacities including Vice President of Marketing for the Medi-tech Division and Vice President of Sales and Marketing for the Boston Scientific International Division.

Jonathan R. McGrath, age 48, has served as Vice President, Worldwide Research and Development since August 1999. From 1995 to 1998, Mr. McGrath served as Vice President of Research and Development at Urologix, a urological device company. From 1990 to 1995, he served as Vice President of Research and Development at Schneider/Pfizer, a cardiovascular device company. From 1987 to 1990, Mr. McGrath served as the Vice President of Product Development & Operations at Harbor Medical, a surgical device company. From 1980 to 1987, Mr. McGrath held various positions at Boston Scientific Corporation, most recently as the Director of Metals Product Development.

Robert M. Palladino, age 48, has served as Chief Financial Officer and Executive Vice President since June 2002, and as Chief Financial Officer and Vice President since December 2000. From March 2000 to December 2000, Mr. Palladino served as Vice President and Chief Financial Officer of Coretek, Inc., a fiber optics manufacturer. From 1995 to 2000, he served as Vice President of Finance at C.P. Clare Corporation, a multinational electronics firm. From 1991 to 1995, Mr. Palladino also served as Assistant Treasurer at the Kendall Company, a health care products manufacturer.

Robert T. Phelps, age 46, has served as Vice President, U.S. Sales and Marketing since July 1999. From 1993 to 1998, Mr. Phelps served as Vice President of Sales, Orthopedic Division at Johnson & Johnson, a pharmaceutical company. From 1990 to 1993, Mr. Phelps served as the Group Controller, Orthopedics Division at Johnson & Johnson.

Peter C. Sutcliffe, age 53, has served as Vice President, Manufacturing since October 2002. Mr. Sutcliffe served as the Vice President for North American Manufacturing for Whatman, Plc., a life science filtration company, from May 2001 until joining Biosphere. From May 1996 to May 2001, he was the Chief Operating Officer for HemaSure, Inc., a manufacturer and supplier of blood filters. From May 1982 until May 1996, Mr. Sutcliffe held the position of Vice President of Manufacturing for Corning Costar Company. Prior to Costar, he held different manufacturing management positions with Millipore from October 1976 until May 1982, and from June 1971 until joining Millipore, Mr. Sutcliffe was a Captain in the U.S. Army.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock trades on the Nasdaq National Market. As of February 28, 2003, there were approximately 128 stockholders of record of our Common Stock.

The following table shows the range of high and low sales prices per share of our Common Stock as reported on the Nasdaq National Market for the last two fiscal years.

	2002
	High	Low
First Quarter	$12.30	$6.48
Second Quarter	$8.28	$3.20
Third Quarter	$4.50	$2.40
Fourth Quarter	$7.60	$2.28

	2001
	High	Low
First Quarter	$19.81	$9.50
Second Quarter	$19.00	$11.56
Third Quarter	$13.79	$6.96
Fourth Quarter	$11.56	$7.00

We have not paid any dividends on our Common Stock since our inception and do not intend to pay any dividends in the foreseeable future.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes to those statements and other financial information included elsewhere in this Annual Report on Form 10-K.

Year Ended December 31,	2002	2001	2000	1999	1998
(In thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Product sales	$12,152	$8,752	$3,961	$2,263	$155
License fees and collaboration revenue	—	250	—	3	47

Total revenue	12,152	9,002	3,961	2,266	202
Costs and expenses:
Costs of products sold	3,261	2,356	1,461	1,404	95
Research and development	3,971	4,755	2,517	968	34
Sales	5,035	6,137	2,247	1,253	25
Marketing	3,024	3,305	2,038	—	—
General and administrative	4,006	3,397	3,562	2,750	1,339
Stock-based compensation to non-employees	—	—	1,261	—	—

Total costs and expenses	19,297	19,950	13,086	6,375	1,493

Loss from operations	(7,145)	(10,948)	(9,125)	(4,109)	(1,291)
Other income (expense):
Interest income	398	794	715	234	30
Interest expense	(29)	(31)	(54)	(134)	(222)
Other	214	(72)	17	15	—

Net loss from continuing operations before income taxes	$(6,562)	$(10,257)	$(8,447)	$(3,994)	$(1,483)
Income tax benefit (expense)	181	(88)	—	—	—

Loss from continuing operations	$(6,381)	$(10,345)	$(8,447)	$(3,994)	$(1,483)
Loss from discontinued operations	—	—	—	(539)	(330)

Net loss	$(6,381)	$(10,345)	$(8,447)	$(4,533)	$(1,813)

Basic and diluted net loss per common share from continuing operations	$(0.49)	$(0.89)	$(0.87)	$(0.47)	$(0.17)
Basic and diluted net loss per common share from discontinued operations	—	—	—	(0.06)	(0.04)

Basic and diluted net loss per common share	$(0.49)	$(0.89)	$(0.87)	$(0.53)	$(0.21)
Basic and diluted weighted average number of common shares outstanding	12,988	11,642	9,700	8,456	8,437

Balance Sheet Data as of December 31,	2002	2001	2000	1999	1998
(In thousands)
Cash, cash equivalents and marketable securities	$14,738	$23,119	$15,276	$5,368	$2,235
Working capital	17,008	22,789	14,136	4,490	2,552
Total assets	23,928	29,984	19,306	7,496	12,664
Debt and minority interest acquisition obligation	270	303	575	945	82
Stockholders’ equity	20,259	25,873	15,686	4,588	9,136

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report. Except for historical information contained herein, matters discussed in this report constitute forward-looking statements. We use the words “expects,” “estimates,” “intends,” “plans,” “should” and similar expressions to identify such forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. In light of the substantial risks and uncertainties inherent in all future projections, our inclusion of forward-looking statements in this report should not be regarded as representations by us that our objectives or plans will be achieved. Many factors could cause our actual results, performance or achievements to differ materially from those in the forward-looking statements. Reference is made in particular to the risk factors set forth in the subsection Item 1. Business—“Risk Factors That May Affect Future Operating Results” to this report and the discussions set forth below in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Biosphere develops, manufactures and markets agents for medical applications using embolotherapy techniques. Our core technologies, consisting of patented bio-engineered polymers and manufacturing methods, are used to produce miniature spherical beads with unique properties for a variety of applications. Embolotherapy works by reducing blood flow to target areas of the body. The procedure is performed by injecting agents, usually particles, through a catheter and into the blood vessels that feed these target areas. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, resulting in therapeutic benefit.

Our principal focus is on growing our Embosphere Microsphere business worldwide, which we believe will be a key driver to our success. We are also focused on maintaining our leadership position through the introduction of new embolic products, new accessory embolic products, and product improvements. Our revenue is primarily generated from product sales of our Embosphere Microspheres and EmboGold Microspheres in the United States, European Union, Australia and Canada. Product revenues also include the sale of barium and other ancillary medical device products manufactured by us or by third parties. We believe that a majority of our revenue in the United States for the years ended December 31, 2002 and 2001 was derived from the sale of Embosphere Microspheres and EmboGold Microspheres for use in uterine fibroid embolization.

In April 2000, we received clearance from the FDA for embolization of hypervascularized tumors and arteriovenous malformations. In November 2002, we received additional clearance from the FDA to market our Embosphere Microspheres for use in treating symptomatic uterine fibroids in a procedure referred to as uterine fibroid embolization, or UFE. Currently, our Embosphere Microspheres are the only embolic product specifically approved for use in UFE. After receiving UFE marketing clearance, we began an aggressive marketing campaign to promote our EmboSphere microspheres in the treatment of uterine fibroids.

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

During 2000, we established two wholly owned subsidiaries to pursue the development of other microsphere technologies. In April 2000, we established Biosphere Medical Japan, Inc., a Delaware corporation, to develop and commercialize Embosphere Microspheres, as well as Hepasphere SAP Microspheres, in Asia. In December 2001, we established BSMD Ventures, Inc., also a Delaware corporation, to explore and develop non-embolotherapy applications.

We have experienced operating losses in each fiscal period since our inception. As of December 31, 2002, we had approximately $14.74 million in cash and short-term marketable securities and an accumulated deficit of approximately $61.24 million. In connection with the execution of our business plan, we expect to experience continued operating losses for the next fiscal year.

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

Revenue Recognition

Revenues from product sales are recognized when requested goods are shipped to customers and collection is considered probable. Management establishes reserves for potential sales returns and evaluates, on a monthly basis, the adequacy of those reserves based upon realized experience. Under our current policy, only those products on a customer’s initial order qualify for product satisfaction-related credit returns. To date, returns related to product satisfaction have been minimal and immaterial. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant change in product satisfaction and any resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

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

Inventories

We value our inventory at the lower of the actual cost to purchase or manufacture the inventory or the market value for such inventory. We regularly review inventory quantities in process and on hand and record a provision for production loss and obsolete inventory based primarily on actual loss experience and on our estimated forecast of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our costs of goods sold at the time of such determination. Although we make every effort to ensure the accuracy of our production process and forecasts of future product demand, any significant unanticipated changes in production yield or product demand could have a significant impact on the value of our inventory and our reported operating results.

Deferred Taxes

We use the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax bases of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management evaluates, on a quarterly basis, the ability to recover the deferred tax assets and the level of the valuation allowance. Due to the size of our net operating loss carryforward in relation to our history of unprofitable operations, we have not recognized any of our net deferred tax assets. During 2002, we recorded income tax benefits equal to the cumulative amount of recoverable prior years tax payments and expense (primarily foreign subsidiary and certain state minimum net worth tax) for current income. However, future improvements in operational performance could result in the increased certainty of our ability to apply our deferred tax assets against taxable income which could, in turn, result in a significant impact on the value of our deferred tax assets and our reported operating results.

Results of Operations

Years Ended December 31, 2001 and 2002

Total revenue increased to $12.15 million for the year ended December 31, 2002 from $9.00 million for the same period in 2001. Included in 2001 total revenue was $250,000 of collaboration revenue earned in relation to a supply agreement dissolved in 2001. The 38.8% or $3.40 million increase in product sales from 2001 to 2002 is primarily due to an increase in volume sales of EmboGold Microspheres and Embosphere Microspheres in North America. Also significantly contributing to the sales growth was an increase in the average per-unit selling price of our Microspheres, driven mostly by the September 2001 introduction of a premium priced EmboGold Microspheres in a pre-filled syringe package, and the May 2002 introduction of our new EmboSphere Microspheres pre-filled syringe package. North American product sales increased 44.3% from $6.02 million in 2001 to $8.69 million in 2002. As a result of our strategic focus on UFE and other embolotherapy applications using our microsphere products, we expect that sales of Embosphere Microspheres and our ancillary embolotherapy delivery systems will continue to increase and account for the majority of our revenue in 2003.

Costs of products sold for year ended December 31, 2002 was $3.26 million, compared with $2.36 million for the same period in 2001. The 38.1% or $900,000 increase was primarily due to a 38.8% increase in product sales, partially offset by a shift in the aggregate product sales mix away from the lower margin European ancillary device products to the higher margin Embosphere Microspheres and EmboGold Microspheres products. Gross margin from all our device product sales for the year ended December 31, 2002 was  $8.89 million, or approximately 73.2% of product sales, compared with $6.40 million, or 73.1% of product sales, for the same period in 2001.

Research and development expenses incurred in 2002 and 2001 relate to (i) research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, (ii) pre-clinical testing and clinical trials of product candidates, (iii) development related to improving manufacturing processes, and (iv) product and production facilities validation processes under FDA Good Manufacturing Practices. Our research efforts are primarily focused in the following areas:

•	Continuing to advance our microsphere technology for use in embolotherapy applications;

•	Developing next generation embolotherapy technologies, including active microsphere platforms that advance the scope of embolotherapy into new therapeutic applications; and

•	Building a broad, ancillary product portfolio to complement our microsphere platforms in embolotherapy applications.

Our research and development functions typically work on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs such as salary and salary-related benefits, rent, equipment depreciation, utilities, insurance and maintenance are shared among various programs. Accordingly, we have not and do not plan to separately track all specific costs for each of our research and development projects. We estimate that during the year ended December 31, 2002 and 2001, the majority of our research and development expenses were related to clinical trial costs, development and validation of our new embotherapy products and packaging formats, development and validation of our Embocath Catheter and Segway Guidewire, as well as salary and related benefit expenses and laboratory supplies related to our Radiosphere, TempRx and Hepasphere SAP programs.

In the year ended December 31, 2002, total research and development expenses decreased $784,000 from $4.76 million in 2001 to $3.97 million in the same period in 2002. The 16.5% decrease was primarily due to the completion of our pivotal Phase II clinical trials to support FDA-specific labeling clearance to use our Microsphere products in the treatment of uterine fibroids. Total clinical costs were $982,000 and $1.62 million for the years ended December 31, 2002 and 2001, respectively. Also contributing to the decrease was a decline in new syringe and new vial packaging validation costs as these products were transitioned out of development and into production in late 2001. Offsetting the decrease, to a limited extent, was an increase in salary and related benefit expenses associated with increased research and development functions in the United States. We anticipate that our research and development expenses through the next several quarters will remain consistent with current expense levels as other pipeline products and technologies progress through their respective development and approval processes.

Selling and marketing expenses for the year ended December 31, 2002 decreased to $8.06 million from $9.44 million in 2001. The 14.6% reduction in expenses was primarily due to territory realignment to focus our efforts on geographic areas with higher anticipated procedural volume. As a result of our receipt in November 2002 of FDA clearance to market our Embosphere Microspheres in UFE, we anticipate selling and marketing expenses to increase significantly over the next year as we begin aggressively promoting (i) UFE awareness as an alternative to hysterectomy, and (ii) Embosphere Microspheres as a uniquely beneficial product in UFE procedures. Selling and marketing expenses are also expected to grow consistent with realized growth in worldwide product sales.

General and administrative expenses increased 17.9% from $3.40 million for the year ended December 31, 2001 to $4.0 million in 2002. The increase was primarily due to executive transition and severance expenses incurred in connection with the departures of the former CEO and European president. Offsetting the total general and administrative expense increase was the absence of litigation defense expenses during 2002 and the elimination of goodwill amortization expenses as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Interest income was $398,000 for the year ended December 31, 2002 compared with $794,000 in 2001. The decrease in interest income from 2001 to 2002 was due primarily to decreases in the average daily invested cash balances and interest rates on available investment grade assets.

Interest expense is generally incurred in relation to capital leases and short-term working capital bank obligations. Interest expense was relatively consistent from 2001 to 2002.

Other income (loss) increased to $214,000 in 2002 from ($72,000) in 2001. The increase in 2002 was due primarily to realized Euro-to-US dollar foreign currency exchange gains associated with our intercompany trade accounts. 2001 loss of ($72,000) was primarily comprised of realized foreign currency exchange losses. Also contributing to the increase in other income from 2001 to 2002 was a $125,000 reversal during 2002 of a French statutory reserve established in connection with a 1995 business acquisition.

Income tax benefit recorded during 2002 represents recoverable prior year tax expense. All other tax benefit resulting from our operating losses has been reserved for in its entirety as management believes the ability to realize any benefit against future taxable income is uncertain.

Years Ended December 31, 2000 and 2001

Total revenue increased to $9.0 million for the year ended December 31, 2001 from $3.96 million for the same period in 2000. Included in the 2001 total revenue was $250,000 in collaboration revenue recognized in relation to a supply agreement dissolved in 2001. The 121.0% or $4.79 million increase in product sales from $3.96 million in 2000 to $8.75 million in 2001 was primarily due to an increase in sales of our Embosphere Microspheres in North America following receipt of FDA 510(k) clearance for use of our Embosphere Microspheres for embolization of hypervascularized tumors and arteriovenous malformations and the resultant commercial introduction in April 2000. North American product sales increased 374% from $1.27 million in 2000 to $6.02 million in 2001.

Costs of products sold for the year ended December 31, 2001 was $2.36 million, compared to $1.46 million in 2000. The 61.3% or $895,000 increase was due to increased sales volume offset by the effects of a shift in product sales to the Embosphere Microsphere products, which produced higher gross profit margins than our other products. Also contributing to the gross margin improvement during 2001 and 2000 was the effect of improved manufacturing efficiencies associated with higher manufacturing volume at our French production facility. Gross margin from product sales for the year ended December 31, 2001 was $6.40 million or 73.1% of product sales, compared with $2.5 million or 63.1% of product sales for the same period in 2000.

Research and development expenses increased to $4.76 million in 2001 from $2.52 million in 2000. The $2.24 million increase from 2000 to 2001 was due primarily to clinical trial and regulatory submission costs incurred relative to seeking regulatory clearance for Embosphere Microspheres and EmboGold Microspheres in the United States. The 88.9% increase from 2000 to 2001 was also due to the final process development and product validation costs incurred with respect to the release of our EmboGold Microspheres product line, combined with additional salary and staffing expense in the United States.

Selling, general and administrative expenses, net of non-cash, non-employee stock option acceleration charges, increased to $12.84 million for the year ended December 31, 2001 from $7.85 million in 2000. The $4.99 million increase in selling, general and administrative expenses from 2000 to 2001 were primarily due to the implementation of our product commercialization plan, including salary and other related costs associated with increased personnel, as well as other expenses associated with developing and introducing a new product platform in both the North American and European territories.

In connection with stock options previously issued to non-employee advisors, we recognized, in accordance with Emerging Issues Task Force Abstract 96-18 “Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services” (EITF 96-18), $1.26 million in non-employee compensation expense during the year ended December 31, 2000. The non-cash stock-based compensation charge has been presented as a separate line item within the Statement of Operations for the year ended December 31, 2000. The $1.26 million aggregate fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

Interest income was $794,000 in the year ended December 31, 2001 compared to $715,000 in 2000. The growth in interest income was due to the continued increase in average-daily invested cash balances offset, to a limited extent, by reduced rates of return. Increased invested cash primarily resulted from the net proceeds of $5.9 million, $11.8 million and $20.4 million from our February 2000, July 2000 and July 2001 equity placements, respectively.

Interest expense decreased from $54,000 in 2000 to $31,000 in 2001. Interest expense during 2001 primarily resulted from the cost of financing working capital as well as certain capital leases, particularly in our French subsidiary. Interest expense in 2000 resulted primarily from non-cash interest charges generated from the potential obligation to purchase the remaining outstanding minority interest in BMSA. See Note C to the consolidated financial statements.

Other income and (expense) decreased from $17,000 in 2000, to ($72,000) in 2001. Other income and expense is primarily comprised of the foreign currency exchange gains and losses and, to a limited extent, gains on the sale of idle assets.

Income tax expense recorded during 2001 represents statutory income tax associated with the operations of our French subsidiary.

Liquidity and Capital Resources

We have historically funded our operations from product sales, net proceeds provided by public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by Sepracor, bank financing, equipment financing leases and, to a lesser extent, the exercise of stock options. As of

December 31, 2002, we had $14.74 million of cash, cash equivalents and marketable securities, a decrease of $8.38 million from $23.12 million as of December 31, 2001. This decrease resulted from $8.73 million used to fund operations and $564,000 used in property and plant purchases offset, to a limited extent, by $22,000 in net investment proceeds, $492,000 provided by financing activities and $400,000 in foreign exchange (Euro) rate changes. As of December 31, 2002, we had $17.01 million in working capital. We expect to finance our 2003 operations through product sales and existing cash balances.

For the year ended December 31, 2002, we used $8.73 million in operating cash primarily to fund our sales, marketing, research and product development activities and to finance working capital requirements. Cash used in operations is expected to decrease over the next twelve-month period as anticipated increases in product sales are expected to partially offset the Company’s operational and product development expenditures.

Net cash provided by investing activities was $1.38 million for the year ended December 31, 2002, and primarily represents transfers of investments to cash to fund current operational needs. Offsetting the total increase was $564,000 in property and equipment purchases. Property and equipment purchases during the year ended December 31, 2002 included the acquisition and completed implementation of a new management information system, as well as additional scientific, manufacturing and computer equipment needed for our expansion in both the United States and French facilities. We anticipate that the level of capital expenditures over the next twelve to eighteen months will be comparable with levels of spending over the prior twelve-to-eighteen-month period, consistent with our plan to expand our infrastructure capabilities. If available on favorable terms, we expect to finance certain future fixed asset acquisitions through leasing arrangements.

Net cash provided by financing activities was $492,000 for the nine months ended December 31, 2002, of which $568,000 resulted from the exercise of common stock options and warrants and ($76,000) was used in principle payments on outstanding debt and lease obligations.

We believe that our existing cash and other working capital, including the approximate $14.74 million in cash and cash equivalents that we have as of December 31, 2002, will be sufficient to fund our operating and capital requirements, as currently planned, at least through the next twelve-month period. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, changes in post-UFE-clearance marketing programs, anticipated research and development efforts, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review and the market’s acceptance of any approved products.

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

Borrowing Arrangement

In March 2001, BMSA entered into a €152,450 ($160,000 equivalent as of December 31, 2002) term loan with a French national bank that is payable in Euros over five years and accrues interest at 5.4% per annum. The total loan balance outstanding as of December 31, 2002 was approximately €74,000 or $77,000.

In May 2002, we entered into a two-year credit facility with a bank under which we may borrow, subject to limitations defined in the agreement, up to $5.0 million for general working capital and corporate purposes. There were no borrowings outstanding under this agreement as of December 31, 2002. Each available 30, 60, 90 or 180-day advance shall bear interest at a per annum rate that we may select equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day LIBOR rate (1.382% to 1.383% of December 31, 2002) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. Our ability to borrow under this credit line is dependent upon maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. In connection with the credit facility, the Company has entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding the equity ownership of BMSA, as collateral. As of December 31, 2002, we were in compliance with all credit facility covenants.

Commitments

As of December 31, 2002, we have entered into two operating leases pursuant to the lease of our facilities in Rockland, Massachusetts and Roissy, France. The Rockland, Massachusetts, lease expires in March of 2005 and the Roissy, France operating lease expires in May 2010. During 2002, we entered into several non-cancelable capital lease agreements with various equipment-financing companies, in connection with the acquisition of certain manufacturing and computer equipment. The leases have initial terms of 30 to 60 months with interest rates of 5.4% to 13.4%. All corresponding leased equipment serves as pledged capital with respect to each respective capital lease agreement.

Future cash payments, including interest, under contractual obligations in effect as of December 31, 2002, are as follows:

Period	Term Loans	Operating Leases	Capital Leases	Total
	(In thousands)
2003	$37	$539	$106	$682
2004	36	514	105	655
2005	9	250	87	346
2006	—	165	56	221
2007	—	165	—	165
Thereafter	—	397	—	397

Total contractual cash commitments	$82	$2,030	$354	$2,466

Related Party Transactions

Currently, the final product packaging of our Microspheres, Segway guidewires, EmboCath catheters and certain other ancillary products sold in Europe is performed by independent contract manufacturers under FDA Good Manufacturing Practices. If such services were not available at a reasonable cost from our existing contract manufacturers, we would need to obtain new contracts with new providers or incur the expense of internalizing the packaging process. Such a conversion could cause us to incur additional expense in validating the process under FDA Good Manufacturing Practices, delay the availability of finished product and limit commercial sales of our products.

As of December 31, 2001, the receivable from related party included offering expenses in the amount $343,000 that Sepracor, Inc. agreed to pay as a result of Sepracor’s participation in the July 2001 secondary offering of 4.0 million shares of our common stock. Partially offsetting the offering expenses owed to us were amounts due to Sepracor for certain health benefits paid by Sepracor on our behalf, along with related health benefit administrative services provided on an arm’s-length basis through October 2001. As of December 31, 2001, all service agreements with Sepracor had been either terminated or discontinued, and as of December 31, 2002, all related party commitments have been settled in full.

As of December 31, 2002, Sepracor owns approximately 24% of our outstanding shares of common stock. Pursuant to this ownership interest, Sepracor is also entitled to certain rights with respect to the registration under the Securities Act of a total of 1,400,000 shares of our common stock. These rights provide that Sepracor may require us to register shares, subject to certain conditions and limitations. As of December 31, 2002, Sepracor has not exercised such rights.

For the year ended December 31, 2002, we were not a party to any unconsolidated special purpose entities or financial instruments with off-balance-sheet risk.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS no. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 reconsiders all of the guidance contained in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” FAS 146 applies to costs associated with (a) certain termination benefits (commonly identified as one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs, including costs to consolidate facilities or relocate employees. FAS 146, which may be adopted early, is effective for exit and disposal activities initiated after December 31, 2002. We are currently evaluating FAS 146 and are unable, at this time, to determine the impact, if any, that might result from adopting this standard.

FASB Interpretation No. 45, “Guarantor Accounting,” will significantly change current practice in the accounting for, and disclosure of, guarantees. Most guarantees are to be recognized and initially measured at fair value, which is a change from current practice. In addition, guarantors will be required to make significant new disclosures, even when the likelihood of the guarantor making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe the adoption of this statement will have a material impact on our results of operations or financial position.

At the November 21, 2002 meeting, the Emerging Issues Task Force reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.”

We do not believe the adoption of EITF 00-21 will have a material impact on our results of operations or financial position.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of December 31, 2002, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 107 Disclosures About Fair Value of Financial Instruments. However, in the future, the company may consider certain financing instruments, including foreign currency forward contracts, or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro, and as of December 31, 2002, approximately €1,777,000 or $1,862,000 remained outstanding within the inter-company trade accounts. Accordingly, a hypothetical 10 percent increase in Euro to US Dollar conversion rates would result in an approximate $206,000 foreign currency market-to-market change in the fair value of our inter-company trade account balance as of December 31, 2002. We have not engaged in formal currency hedging activities to date, but do have a limited natural hedge in that our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the US Dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government and non-government debt securities. A hypothetical 100-basis-point increase in interest rates would result in an approximate $72,000 decrease in the fair value of our investments as of December 31, 2002. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. As of December 31, 2002, approximately 70% of the $10.626 million classified as available-for-sale marketable securities will mature within one year.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of BioSphere Medical, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of BioSphere Medical, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of BioSphere Medical, Inc. for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 17, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioSphere Medical, Inc. and subsidiaries at December 31, 2002, and the consolidated results of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note B to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/  ERNST & YOUNG LLP

January 21, 2003, except for Note Q,

as to which the date is January 27, 2003

Boston, Massachusetts

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BioSphere Medical, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of BioSphere Medical, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSphere Medical, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 17, 2002.

NOTE:  THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH BIOSPHERE MEDICAL, INC.’S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT IS PURSUANT TO THE “TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS,” ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THE PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$4,112	$10,569
Marketable securities	10,626	12,550
Accounts receivable, net of allowance for doubtful accounts of $117 and $105 as of December 31, 2002 and 2001, respectively	2,059	1,809
Inventories, net	3,179	1,111
Receivable from related party	—	276
Prepaid and other current assets	431	282

Total current assets	20,407	26,597
Property and equipment, net	1,692	1,570
Goodwill, net	1,443	1,443
Other assets	386	374

Total assets	$23,928	$29,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$858	$771
Accrued compensation	1,477	1,383
Other accrued expenses	941	1,569
Current portion of long-term debt and capital lease obligations	123	85

Total current liabilities	3,399	3,808
Long-term debt and capital lease obligations	270	303

Total liabilities	3,669	4,111
Commitments (Note I)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 13,226,000 and 12,721,000 shares issued and outstanding as of December 31, 2002 and 2001, respectively	132	127
Additional paid-in capital	81,169	80,583
Accumulated deficit	(61,241)	(54,860)
Accumulated other comprehensive income	199	23

Total stockholders’ equity	20,259	25,873

Total liabilities and stockholders’ equity	$23,928	$29,984

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2002	2001	2000
Revenues:
Product sales	$12,152	$8,752	$3,961
Collaboration revenue	—	250	—

Total revenue	12,152	9,002	3,961

Costs and expenses:
Costs of product sales	3,261	2,356	1,461
Research and development	3,971	4,755	2,517
Sales (1)	4,997	6,137	2,247
Marketing	3,024	3,305	2,038
General and administrative (2)	4,006	3,397	3,562
Stock-based compensation to non-employees	38	—	1,261

Total costs and expenses	19,297	19,950	13,086

Loss from operations	(7,145)	(10,948)	(9,125)
Interest income	398	794	715
Interest expense	(29)	(31)	(54)
Other income / (expense), net	214	(72)	17

Loss before income taxes	(6,562)	(10,257)	(8,447)
Income tax benefit / (provision)	181	(88)	—

Net loss	$(6,381)	$(10,345)	$(8,447)

Basic and diluted net loss per common share:	$(0.49)	$(0.89)	$(0.87)

Basic and diluted weighted average number of common shares outstanding	12,988	11,642	9,700

(1)	Excludes $38,000 in compensation charges relating to the issuance of stock options to non-employees in 2002
(2)	Excludes $1,261,000 in compensation charges relating to the issuance of stock options to non-employees in 2000

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 1999	8,456	84	40,587	(36,068)	(15)	4,588
Comprehensive loss:
Net loss	—	—	—	(8,447)	—	(8,447)
Translation adjustment	—	—	—	—	10	10

Total comprehensive loss						(8,437)
Issuance of common stock, net (Note L)	1,869	19	17,697	—	—	17,716
Issuance of common stock under employee benefit and incentive plans	270	3	555	—	—	558
Stock-based compensation to non-employees	—	—	1,261	—	—	1,261

Balance at December 31, 2000	10,595	106	60,100	(44,515)	(5)	15,686
Comprehensive loss:
Net loss	—	—	—	(10,345)	—	(10,345)
Translation adjustment	—	—	—	—	28	28

Total comprehensive loss						(10,317)
Issuance of common stock, net (Note L)	2,000	20	20,334	—	—	20,354
Issuance of common stock under employee benefit and incentive plans	126	1	149	—	—	150

Balance at December 31, 2001	12,721	127	80,583	(54,860)	23	25,873
Comprehensive loss:
Net loss	—	—	—	(6,381)	—	(6,381)
Unrealized gain on marketable securities	—	—	—	—	21	21
Translation adjustment	—	—	—	—	155	155

Total comprehensive loss						(6,205)
Issuance of common stock under employee benefit and incentive plans	505	5	548	—	—	553
Stock-based compensation to non-employees	—	—	38	—	—	38

Balance at December 31, 2002	13,226	$132	$81,169	$(61,241)	$199	$20,259

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(6,381)	$(10,345)	$(8,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	8	83	37
Depreciation and amortization	607	523	279
Non-cash interest on minority interest obligation	—	—	19
Foreign exchange gain on minority interest acquisition	—	—	(85)
Non-cash stock-based compensation for non-employees	38	—	1,261
Changes in operating assets and liabilities:
Accounts receivable	(490)	(787)	(615)
Inventories	(1,919)	(527)	(250)
Prepaid and other current assets	(153)	(254)	(271)
Related party receivable / payable	260	(289)	(54)
Accounts payable	74	(233)	308
Accrued compensation	(55)	521	994
Other accrued expenses	(720)	535	(193)

Net cash used in operating activities	(8,731)	(10,773)	(7,017)

Cash flows from investing activities:
Purchase of property and equipment	(564)	(1,245)	(533)
Purchase of marketable securities	(21,162)	(12,550)	—
Proceeds from the maturity of marketable securities	23,108	—	—
Cash paid for step acquisitions of Biosphere Medical, S.A.	—	(953)	(950)

Net cash provided by (used in) investing activities	1,382	(14,748)	(1,483)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	20,354	17,716
Proceeds from issuance of common stock under employee benefit and incentive plans	568	150	558
Principle proceeds (payments) under long-term debt and capital lease obligations, net	(76)	271	124

Net cash provided by financing activities	492	20,775	18,398

Effect of exchange rate changes on cash and cash equivalents	400	39	10

Net (decrease) increase in cash and cash equivalents	(6,457)	(4,707)	9,908
Cash and cash equivalents at beginning of year	10,569	15,276	5,368

Cash and cash equivalents at end of year	$4,112	$10,569	$15,276

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A – Nature of the Business

BioSphere Medical, Inc. (the “Company”) was incorporated in Delaware in December 1993. During 1999, the Company strategically refocused its business on the development and commercialization of its proprietary Embosphere® Microspheres and other ancillary embolotherapy products for use in treating uterine fibroids, hypervascularized tumors and arteriovenous malformations. Between February 1999 and October 2001, the Company acquired all ownership interests in Biosphere Medical S.A. (“BMSA”), a French societe anonyme. BMSA holds the license to the embolotherapy platform device that is the main focus of the Company’s business. In May 1999, the Company sold substantially all of the assets relating to its former core business, chromatography, and changed its name from BioSepra, Inc. to BioSphere Medical, Inc.

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

B – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currencies

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of each balance sheet date. Revenue and expense items are translated at average exchange rates prevailing during each reporting period. Resulting translation adjustments are recorded in the cumulative translation adjustment account in stockholders’ equity. Aggregate foreign exchange transaction gains and losses are not material and are included in other income in the accompanying statement of operations for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the following: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B – Summary of Significant Accounting Policies (Continued)

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents.

In accordance with the Company’s investment policy, surplus cash is invested in investment grade corporate and US government debt as well as certain asset-backed securities. The Company determines the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2001, all marketable securities were classified as held to maturity, as the Company had both the intent and ability to hold all such assets to maturity. Upon maturity, in April 2002, of all assets classified as held to maturity as of December 31, 2001, the Company classified all subsequent investment purchases as current and available-for-sale. As of December 31, 2002, the Company’s $10.626 million in marketable securities have a weighted average maturity equal to 12 months and are classified as current and available-for-sale, since the Company has the intent to use such securities to satisfy current liabilities as needed. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet.

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no material concentrations of credit risk, nor is it a party to any financial instruments with off-balance-sheet risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, trade accounts receivable, accounts payable and long-term debt obligations. The estimated fair value of the Company’s financial instruments approximates their carrying value. The Company places its cash, cash equivalents and marketable securities with high credit quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to a large number of customers and their dispersion across many geographic areas.

The Company subcontracts a key portion of its final packaging processes to an independent third-party contract manufacturer. If such services were disrupted or not available at a reasonable cost from the existing contract manufacturer, the Company would need to obtain new contracts with new providers or incur the expense of internalizing the packaging process. Such a conversion could cause the Company to incur additional expense in validating the process under FDA Good Manufacturing Practices, delay the availability of finished product and limit commercial sales of our products.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation based upon expected useful lives using the straight-line method over the following estimated useful lives:

Office equipment	3-5 years
Laboratory and manufacturing equipment	3-5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to non-operating income.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B – Summary of Significant Accounting Policies (Continued)

Goodwill and Other Assets

Goodwill represents the difference between the purchase price and the fair value of the tangible and identifiable intangible net assets acquired when accounted for in accordance with the purchase method of accounting. Between February 1999 and November 2001, the Company recorded goodwill upon the periodic step-acquisitions of BMSA. Prior to January 1, 2002, goodwill associated with all step-acquisitions of BMSA was being amortized over the shorter of an estimated ten-year useful life or February 2009, which represents a ten-year amortization period from the date of the original BMSA purchase agreement (See Note C). Accumulated amortized goodwill was $351,000 as of December 31, 2002 and 2001.

Effective January 1, 2002, the Company prospectively adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and as a result, the Company ceased the amortization of the $1.44 million in goodwill recorded as of December 31, 2001. In lieu of periodic amortization, the Company is required to perform annual impairment reviews of its goodwill. Goodwill was derived from the step acquisition of BMSA, the consolidated subsidiary that holds the license to the embolotherapy platform device that is the main focus of the Company’s business. Accordingly, impairment measurements are based upon the discounted cash flows of BMSA statutory profitability and anticipated worldwide sales of the Company’s Microspheres. Based upon the Company’s review, the Company has not recorded any impairment charges.

During the year ended December 31, 2001, the Company recorded approximately $177,000 or ($0.02) per share of amortization expense within its general and administrative expenses and would have recorded an estimated $201,000 of amortization expense during year ended December 31, 2002 or ($0.02) per share. Had goodwill amortization been accounted for in accordance with SFAS 142 for the years ended December 31, 2002, 2001 and 2000, the Company’s reported net loss and basic and diluted net loss per common share would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Net loss
As reported	$(6,381)	$(10,345)	$(8,447)
Goodwill amortization expense	—	177	110

Pro forma net loss	$(6,381)	$(10,168)	$(8,337)

Basic and diluted loss per share
As reported	$(0.49)	$(0.89)	$(0.87)
Pro forma	$(0.49)	$(0.87)	$(0.86)

Impairment of Long-Lived Assets

As of December 31, 2002, the Company has evaluated the potential impairment of its long-lived assets with respect to events or changes in circumstances that may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management’s assessment as of December 31, 2002, the Company has determined that no impairment of long-lived assets exists.

Revenue Recognition

Revenues from product sales are recognized when requested goods are shipped to customers and collectibility is deemed probable. Management establishes reserves for potential sales returns and evaluates, on a monthly basis, the adequacy of those reserves based upon realized experience. To date, returns have been minimal and immaterial.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B — Summary of Significant Accounting Policies (Continued)

Research and Development

Research and development costs, including product validation costs under FDA Good Manufacturing Practices, are expensed in the period incurred.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) is comprised of net loss and other comprehensive income/(loss). Other comprehensive income/(loss) includes certain changes in equity that are excluded from net loss. Specifically, the effects of foreign currency translation adjustments which are reflected separately in stockholders’ equity are included in accumulated other comprehensive income/(loss).

Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Common stock equivalents, as determined in accordance with the treasury-stock accounting method, equaled 1,864,000, 2,879,000 and 3,095,000 as of December 31, 2002, 2001 and 2000, respectively. The average price of the Company’s common stock used in determining common stock equivalents equaled $5.12, $9.42 and $12.02 as of December 31, 2002, 2001 and 2000, respectively. Total common stock options and warrants outstanding as of December 31, 2002, 2001 and 2000 equaled 3,931,000, 4,086,000 and 4,147,000, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.

Stock Options

The Company applies the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock incentive plans. Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of the Company’s common stock at the date of grant. The Company has historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock. Accordingly, no compensation expense has been recognized for its employee stock-based compensation plans.

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options. The Company follows the disclosure-only alternative afforded by SFAS No. 123. Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B — Summary of Significant Accounting Policies (Continued)

basic and diluted net loss per common share for the years ended December 31, 2002, 2001 and 2000 would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Net loss
As reported	$(6,381)	$(10,345)	$(8,447)
Pro forma compensation expense	(1,359)	(1,672)	(780)

Pro forma net loss	$(7,740)	$(12,017)	$(9,227)

Basic and diluted loss per share
As reported	$(0.49)	$(0.89)	$(0.87)
Pro forma	$(0.60)	$(1.03)	$(0.95)

The average estimated fair value of options granted during fiscal years 2002, 2001 and 2000, was $3.66, $10.05, and $12.39, respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2002	2001	2000
Dividend Yield	None	None	None
Volatility	110%	113%	110%
Risk-free interest rate	3.15%–4.48%	4.0%–5.0%	5.5%–6.2%
Expected life (years)	5	5	5

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

Employee Stock Purchase Plans

In June 2000, stockholders approved the 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Under the 2000 ESPP, an aggregate of 50,000 shares of common stock may be purchased by employees at 85% of the fair market value on the first or last day of each six-month offering period, whichever is lower. During each offering period, the maximum number of shares which may be purchased by a participating employee is determined on the first day of the offering period and is equal to the number of shares of common stock determined by dividing $12,500 by the last reported sale price of the common stock on the Nasdaq National Market on the first day of the offering. An eligible employee may elect to have up to a maximum of 10% deducted through payroll deductions from his or her regular salary. During 2000, no shares were issued under the 2000 ESPP. During 2001 and 2002, 13,508 and 3,683 shares of the Company’s common stock were issued under the 2000 ESPP, respectively.

Stock-Based Compensation to Non-Employees

The Company accounts for stock-based compensation to non-employees using the fair value method prescribed by SFAS No. 123. In connection with stock options previously issued to non-employees, during 2000,

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B – Summary of Significant Accounting Policies (Continued)

the Company’s Board of Directors authorized the Company to accelerate the vesting of all non-employee  advisors’ stock options previously subject to variable accounting principles. Accordingly, $1,261,000 in non-cash compensation expense was recorded and presented as a separate line item within the statement of operations for the year ended December 31, 2000. The recorded $1,261,000 aggregate fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

As a result of stock options issued to non-employee medical board advisors, the Company recognized $38,000 in non-employee compensation expense during the year ended December 31, 2002. The fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 reconsiders all of the guidance contained in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” FAS 146 applies to costs associated with (a) certain termination benefits (commonly identified as one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs, including costs to consolidate facilities or relocate employees. FAS 146, which may be adopted early, is effective for exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating FAS 146 and is unable, at this time, to determine the impact, if any, that might exist as a result of adopting this standard.

FASB Interpretation No. 45, “Guarantor Accounting,” will significantly change current practice in the accounting for, and disclosure of, guarantees. Most guarantees are to be recognized and initially measured at fair value, which is a change from current practice. In addition, guarantors will be required to make significant new disclosures, even when the likelihood of the guarantor making payments under the guarantee is remote. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Based on experience to date, the Company does not believe the adoption of this statement will have a material impact on its results of operations or financial position.

At the November 21, 2002 meeting, the Emerging Issues Task Force reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The Company does not believe the adoption of EITF 00-21 will have a material impact on its results of operations or financial position.

Reclassifications

In accordance with SEC guidelines, certain prior year costs and expenses and other non-operating income/(expense) balances have been reclassified to conform to current year presentation.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C – Step Acquisition of Biosphere Medical S.A. and Minority Interest Acquisition Obligation

On February 25, 1999, the Company acquired 51% of the outstanding capital stock of BMSA. Pursuant to a February 25, 1999 purchase agreement, the Company acquired this ownership interest by granting to BMSA an exclusive sales and manufacturing license to certain patents and technology primarily relating to the Company’s Embosphere Microspheres technology. The Company was also granted an option to purchase the remaining 49% interest in BMSA through December 31, 2004, for an amount equal to the product of the percentage interest to be purchased and the sum of BMSA’s rolling average twelve-month sales and worldwide Embosphere Microspheres sales as of the date of exercise (the “Purchase Option”). Moreover, the holder of the remaining 49% interest was also granted an option (the “Put Option”) to require the Company to purchase the remaining 49% interest from December 31, 2003 until December 31, 2004 for an amount equal to the greater of an agreed upon price (in French Francs) for each percentage interest to be sold or the amount payable adjusted to a rolling nine-month sales average under the Purchase Option. The Put Option represented a contingent purchase consideration for which the Company accreted the value of the Put Option through October 31, 2001.

On April 7, 2000, the Company purchased an additional 34% of BMSA for $950,000. As a result of this step-acquisition, the Company’s total ownership interest in BMSA increased to 85%. On November 5, 2001, the Company acquired the remaining 15% interest in BMSA for approximately $953,000. Both step-acquisition transactions were accounted for under purchase accounting principles whereby the fair value in excess of the net assets purchased was treated as an increase to goodwill. Net goodwill, comprised entirely of the unamortized purchase price paid in excess of the net BMSA assets acquired, equaled $1.4 million as of December 31, 2002 and 2001.

D – Related Party Transactions

As of December 31, 2001, receivable from related party included offering expenses in the amount of $343,000 that Sepracor, Inc. agreed to pay as a result of Sepracor’s participation in the July 2001 secondary offering of 4.0 million shares of the Company’s common stock. Partially offsetting the offering expense owed to the Company were amounts due to Sepracor for certain health benefits paid by Sepracor on the Company’s behalf, along with related health benefit administrative services provided on an arm’s-length basis through October 2001. As of December 31, 2001, all service agreements with Sepracor had been either terminated or discontinued, and as of December 31, 2002, all related party commitments have been settled in full.

As of December 31, 2002, Sepracor owned approximately 24% of the outstanding shares of Common Stock of the Company. Pursuant to this ownership interest, Sepracor is also entitled to certain rights with respect to the registration under the Securities Act of a total of 1,400,000 shares of the Company’s Common Stock. These rights provide that Sepracor may require the Company to register shares, subject to certain conditions and limitations. As of December 31, 2002, Sepracor has not exercised such rights.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E – Marketable Securities

Cash and cash equivalents include $4.1 million and $10.2 million of commercial paper and money market funds as of December 31, 2002 and 2001, respectively. The Company’s cash, cash equivalents and marketable securities as of December 31, 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$4,112	$—	$—	$4,112
Government treasury notes	6,060	14	—	6,074
Asset backed securities	2,375	10	(4)	2,381
Federal agency obligations	1,295	—	—	1,295
Corporate obligations	875	1	—	876

Total	14,717	25	(4)	14,738
Less amounts classified as cash and cash equivalents	(4,112)	—	—	(4,112)

Total marketable securities	$10,605	$25	$(4)	$10,626

The Company’s cash, cash equivalents and marketable securities as of December 31, 2001 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$7,569	$—	$—	$7,569
Commercial paper	3,000	—	—	3,000
Federal agency obligations	12,550	—	—	12,550

Total	23,119	—	—	23,119
Less amounts classified as cash and cash equivalents	(10,569)	—	—	(10,569)

Total marketable securities	$12,550	$—	$—	$12,550

No material realized gains or losses on the Company’s marketable securities were recognized during the years ended December 31, 2002 and 2001. All marketable securities as of December 31, 2001 had matured as of April 2002.

F – Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

	December 31,
	2002	2001
	(In thousands)
Raw material	$213	$185
Work in progress	1,031	269
Finished goods	1,935	657

Total inventory	$3,179	$1,111

Included in inventory is an excess and obsolete product valuation allowance of $292,000 and $247,000 as of December 31, 2002 and 2001, respectively.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G – Property and Equipment

Property and equipment consists of the following as of:

	December 31,
	2002	2001
	(In thousands)
Office equipment	$1,032	$827
Laboratory and manufacturing equipment	1,563	1,056
Leasehold improvements	320	272

Total property and equipment	2,915	2,155
Less: accumulated depreciation	(1,223)	(585)

Net property and equipment	$1,692	$1,570

Depreciation expense was $607,000 $341,000, and $161,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

H – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2002	2001
	(In thousands)
Clinical trials	$50	$361
Accrued professional and public reporting fees	142	191
Royalties	526	324
Other	223	693

	$941	$1,569

I – Debt and Other Obligations

Debt consists of the following as of:

	December 31,
	2002	2001
	(In thousands)
5.4% Euro term loan payable to a bank in monthly installments through March 2005, secured by the net assets of BMSA	$77	$92
Capital lease obligations	316	296
Less: current portion	(123)	(85)

Total long-term debt and capital lease obligations	$270	$303

In May 2002, the Company entered into a two-year credit facility with a bank under which it may borrow, subject to limitations defined in the agreement, up to $5.0 million for general working capital and corporate purposes. There were no borrowings outstanding under this agreement as of December 31, 2002. Each available 30, 60, 90 or 180-day advance shall bear interest at a per annum rate that the Company may select equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I – Debt and Other Obligations (Continued)

LIBOR rate (1.382% to 1.383% of December 31, 2002) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. The Company’s ability to borrow under this credit line is dependent upon maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. In connection with the credit facility, the Company has entered into a security agreement pursuant to which it has pledged to the bank all of its U.S. assets, excluding the equity ownership of BMSA, as collateral. As of December 31, 2002, the Company was in compliance with all credit facility covenants.

The Company leases approximately 13,000 square feet of office and lab space at its Rockland, Massachusetts facility under an operating lease expiring in February 2005 for approximately $270,000 per year, exclusive of periodic operating and maintenance expenses.

BMSA leases approximately 18,150 square feet of manufacturing and office space in Roissy, France through December 2009 for approximately €157,000 per year (approximately $165,000 as of December 31, 2002). BMSA also has several operating leases covering certain pieces of manufacturing and office equipment through March 2005.

During 2002 and 2001, the Company entered into several capital lease agreements in connection with the acquisition of certain manufacturing and computer equipment. The leases have initial terms of 30 to 60 months with interest rates of 5.4% to 13.4%. All corresponding leased equipment serves as pledged capital.

Future minimum lease payments under non-cancellable operating leases and capital leases in effect as of December 31, 2002, are as follows:

Period	Operating Leases	Capital Leases
	(In thousands)
2003	$539	$106
2004	514	105
2005	239	87
2006	165	56
2007	165	—
Thereafter	397	—

Total lease commitments	$2,019	$354

Less amount representing interest		(38)

Present value of net minimum capital lease payments		$316

Total facility rental expense for the years ended December 31, 2002, 2001 and 2000 was approximately $475,000, $464,000 and $245,000, respectively.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J – Income Taxes

As of December 31, 2002, the Company had federal and state net operating loss (NOL) carryforwards of approximately $49.6 million, which will expire through the year 2022. As of December 31, 2002, research and experimentation credit carryforwards totaled approximately $281,000, which will expire through the year 2016. The components of the Company’s net deferred tax asset are as follows at December 31, 2002 and 2001:

	December 31,
	2002	2001
	(In thousands)
Assets derived from the following
Domestic NOL carryforwards	$16,872	$14,813
Tax credit carryforwards	281	281
Property and equipment	10	5
Other	755	755

Subtotal	17,916	15,854
Valuation allowance	(17,916)	(15,854)

Net deferred tax asset	$—	$—

The Company has established a full valuation allowance against its deferred tax asset as of December 31, 2002 and 2001 as it considers the realizable value of any tax benefit against future taxable income to be uncertain.

During 2002, the Company recorded a benefit from income taxes in the amount of $181,000, which represents state and foreign taxes that are currently refundable to the Company.

K – Segment Information

The Company develops microspheres and other ancillary embolotherapy products for use in the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment. Financial information by geographic area is as follows:

	For the years ended December 31,
	2002	2001	2000
	(In thousands)
Revenue
North America
Unaffiliated customers	$8,686	$6,018	$1,266
Collaboration revenues	—	250	—
Related parties	346	—	—
Europe
Unaffiliated customers – (Primarily in France)	2,946	2,324	2,183
Related parties	2,012	3,504	1,405
Transfer to other geographic areas	520	410	512

	14,510	12,506	5,366
Intercompany elimination and adjustments	(2,358)	(3,504)	(1,405)

Total revenue	$12,152	$9,002	$3,961

Income (loss) from operations, net of eliminations
North America	$(5,378)	$(11,561)	$(8,976)
Europe	(1,003)	613	(149)

Total operating loss	$(6,381)	$(10,948)	$(9,125)

Long-lived assets as of December 31, 2002
United States	$2,755	$2,803	$2,241
Europe	1,009	904	412
Elimination and adjustments	(243)	(320)	(528)

Total long-lived assets	$3,521	$3,387	$2,125

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L – Capital Stock

Common Stock

The Company’s authorized capital stock includes 25,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2002, Sepracor holds approximately 3.22 million shares, or approximately 24%, of the Company’s common stock outstanding. The common stock has no preemptive, subscription, redemption or conversion rights.

Preferred Stock

The Company’s authorized capital stock includes 1,000,000 shares of preferred stock, par value $0.01 per share, with such rights, restrictions and specifications as the Board of Directors may determine. As of December 31, 2002 and 2001, no shares of preferred stock have been issued or are outstanding.

Common Stock Financing

In February 2000, the Company completed a private equity placement of common stock and warrants for net proceeds of approximately $5.9 million. Investors purchased 653,887 shares of the Company’s common stock at a price of $9.00 per share, which included warrants to purchase up to an additional 163,468 shares of common stock. Of the total 653,887 common shares sold, unrelated third-party institutional investors purchased 609,445, or 93%, and 44,442, or 7%, were purchased by executive officers and members of the Company’s Board of Directors. The warrants have an exercise price equal to $20.00 per share and expire on February 4, 2005. Using the Black-Scholes option-pricing model, the Company valued the warrants at approximately $929,000 and included such amount as a component of additional paid-in capital.

In July 2000, the Company completed an additional private equity placement of common stock for net proceeds of approximately $11.8 million. Investors, including Sepracor, purchased 1,214,900 shares of common stock at $11.00 per share. Of the total 1,214,900 shares sold, Sepracor, which was at the time of the private placement the Company’s parent company, purchased 454,545 shares, after which its majority ownership decreased to 55%.

In July 2001, the Company completed an underwritten public offering of 4.0 million shares of its common stock at $11.00 per share. Of the 4.0 million shares of common stock offered, the Company sold 2.0 million shares and Sepracor sold 2.0 million shares. Net proceeds to the Company were approximately $20.4 million. On August 6, 2001, Sepracor sold an additional 600,000 shares of our common stock pursuant to exercise of the underwriters’ over-allotment option. As a result of this offering, including the sale of shares pursuant to exercise of the over-allotment, Sepracor’s beneficial ownership interest in the Company’s outstanding common stock decreased from approximately 55% to approximately 25%. As of December 31, 2002, and due to subsequent exercises under the Company’s various equity incentive plans (See Note M), Sepracor’s beneficial common stock ownership interest approximated 24%.

In May 2002, holders of warrants issued in 1997 to purchase 40,000 shares of the Company’s common stock at $3.00 per share exercised their rights and purchased all 40,000 shares of Common Stock for and aggregate purchase price of $120,000. All proceeds will be used to fund current sales, marketing and administrative functions.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M – Stock Plans

Stock Option Plans

The 1994 stock option plan (the “1994 Plan”) provides for the grant of both incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) to officers, directors, advisors and key employees of the Company. The 1994 Plan also provides for the grant of NSOs to consultants of the Company. The exercise price for ISOs must be at least equal to the fair market value of the Company’s common stock on the date of grant and the exercise price of NSOs must be at least equal to 50% of the fair market value of the Company’s common stock on the date of grant. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and have a maximum term of ten years from the date of grant. A total of 1.0 million shares were approved for issuance under the 1994 Plan and as of December 31, 2002, approximately 304,000 shares were available for issuance.

The Company’s 1997 Stock Option Plan, as amended (the “1997 Plan”), provides for the grant of both ISOs and NSOs to officers, directors, advisors and key employees of the Company. The 1997 Plan also provides for the grant of NSOs to consultants of the Company. In September 2000, the Company’s Board of Directors approved an amendment to the 1997 Stock Incentive Plan to increase the number of shares of common stock available for issue from 3,125,000 shares to 5,000,000 shares. As of December 31, 2002, approximately 1,238,000 shares under the 1997 plan were available for issuance. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and have a maximum term of ten years from the date of grant.

The Director Option Plan (the “Director Plan”), as amended, provides for the granting of NSOs to directors of the Company who are not officers or employees of the Company or of any subsidiary of the Company. A total of 300,000 shares of common stock may be issued under the Director Plan subject to adjustments as provided therein. The exercise price per share will equal the fair market value of a share of Company’s common stock on the date on which the option is granted. Options granted under the Director Plan will vest in either two or five equal installments beginning on the first anniversary of the date of the grant depending on the nature of the grant and have a maximum term of ten years from the date of grant. As of December 31, 2002, there were 104,000 options available for issuance under the Director Plan.

The following table summarizes all stock option activity under the three stock option plans for the three years ended December 31, 2002:

	Options issued under the Plans
	Shares	Average Price Per Share
	(In thousands, except option price)
Outstanding at December 31, 1999	3,738	$1.42
Granted	516	14.88
Exercised	(266)	2.09
Canceled	(44)	2.79

Outstanding at December 31, 2000	3,944	$3.12
Granted	200	12.19
Exercised	(122)	1.04
Canceled	(139)	16.29

Outstanding at December 31, 2001	3,883	$3.18
Granted	1,126	4.74
Exercised	(472)	1.20
Canceled	(770)	4.35

Outstanding at December 31, 2002	3,767	$3.66

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M – Stock Plans (Continued)

The following options and their respective average prices per share were outstanding and exercisable at December 31, 2002, 2001 and 2000:

	Outstanding	Average Price Per Share	Exercisable	Average Price Per Share
	(In thousands, except option price)
December 31, 2002	3,767	$3.66	1,999	$2.75
December 31, 2001	3,883	3.18	1,818	2.85
December 31, 2000	3,944	3.12	1,147	2.11

Options vest at various rates over periods of up to five years and may be exercised within ten years from the date of grant.

The following table summarizes information about total stock options under the three plans, outstanding and exercisable as of December 31, 2002:

Range of Exercise Prices	Number Outstanding	Options Outstanding		Options Exercisable
		Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(In thousands except per share amounts)
$ 0.81 – 1.25	1,299	6.18	$0.86	867	$0.85
1.26 – 1.89	345	4.94	1.80	341	1.80
1.90 – 2.85	560	3.51	2.16	506	2.15
2.86 – 4.30	926	9.19	3.82	76	3.45
4.31 – 6.50	178	7.92	5.90	48	5.31
6.51 – 9.75	99	9.10	8.70	1	7.75
9.76 – 14.50	207	7.80	11.81	75	11.69
14.51 – 21.75	123	7.76	17.16	67	17.35
21.76 – 27.25	30	7.13	27.25	18	27.25

	3,767	6.72	$3.66	1,999	$2.75

N – Employees Savings Plan

The Company has a 401(k) savings plan for all domestic employees pursuant to which eligible employees may voluntarily contribute up to 15% of their annual compensation subject to statutory limitations. In addition, the Company matches in cash 50% of the first $3,000 contributed by employees up to a $1,500 maximum per employee per year. Employer cash matching contributions amounted to approximately $48,000, $44,000, and $18,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

O – Valuation and Qualifying Accounts

The Company monitors the credit worthiness of its trade customers based upon historical payment experience. A rollforward of the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
	(In thousands)
Year ended December 31, 2002	$105	$22	$(10)	$117
Year ended December 31, 2001	$29	$83	$(7)	$105
Year ended December 31, 2000	$—	$37	$(8)	$29

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

P – Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial results:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except per share amounts)
Net revenue
2002	$3,045	$3,124	$3,379	$2,604
2001	2,725	2,017	2,413	1,847

Gross profit
2002	2,176	2,324	2,500	1,891
2001	2,024	1,470	1,824	1,328

Net loss
2002	(757)	(1,164)	(2,141)	(2,319)
2001	(2,487)	(3,075)	(2,282)	(2,501)

Diluted loss per share
2002	(0.06)	(0.09)	(0.16)	(0.18)
2001	(0.20)	(0.24)	(0.22)	(0.24)

Q – Subsequent Events

On January 27, 2003, The Company’s French subsidiary, BioSphere Medical, S.A., received notice from Terumo Europe, N.V. that Terumo has initiated legal proceedings in the Commercial Court of Pontoise, France alleging that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A. BioSphere Medical, S.A. and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of BioSphere Medical, S.A. EmboSphere® Microsphere and EmboGold™ Microsphere products in certain countries of Europe. It is not possible at this time to make a reasonable assessment as to the final outcome of this proceeding. The Company strongly believes that Terumo’s allegations are without merit and we will vigorously defend the claims it has made against the Company.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee of our Board of Directors, in accordance with the Audit Committee Charter, annually considers and recommends to the Board of Directors the selection of our independent public accountants. As recommended by the Audit Committee, the Board of Directors, on June 13, 2002, dismissed our independent accountants, Arthur Andersen LLP, and on June 19, 2002, engaged Ernst & Young LLP to serve as our independent auditors and to audit our consolidated financial statements for the fiscal year ended December 31, 2002.

Arthur Andersen’s reports on our consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and December 31, 2000, and the subsequent interim period through the date of Arthur Andersen’s dismissal, there were (i) no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of such disagreement in connection with its report on our consolidated financial statements for such years, and (ii) no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2001 and December 31, 2000, and the subsequent interim period through the date of Ernst & Young’s engagement, we had not consulted Ernst & Young regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us or oral advice was provided that Ernst & Young concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

PART III

Items 10-13, 15.

The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned “Stock Ownership of Certain Beneficial Owners and Management”, “Election of Directors”, “Board and Committee Meetings”, “Compensation for Directors”, “Compensation of Executive Officers”, “Equity Compensation Disclosure,” “Compliance with Section 16 Reporting Requirements”, “Certain Relationships and Related Transactions” and “Independent Public Accountants.” Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading “Executive Officers.”

Item 14.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in internal controls: There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 16.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are included as part of this Annual Report on Form 10-K.

1.	The Schedule listed below and the Reports of Independent Accountants on financial statement schedules are filed as part of this Annual Report on Form 10-K.

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

2.	The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

(b)	Current Reports on Form 8-K filed during the last quarter of the fiscal year.

On November 25, 2002, BioSphere Medical, Inc. filed a report on Form 8-K to report that the U.S. Food and Drug Administration has cleared the Company’s Embosphere® Microspheres for use in treating symptomatic uterine fibroids.

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended, of the Company. (Incorporated herein by reference to the Company’s Registration Statement on Form S-8. (File No. 333-83639))

3.2	By-Laws of the Company. (Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 33-75212))

4	Specimen Certificate for shares of Common Stock, $.01 par value, of the Company. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.1(1)	1994 Director Option Plan. (Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 33-75212))

10.2

Form of Technology Transfer and License Agreement dated as of January 1, 1994 between the Company and Sepracor Inc. (Incorporated herein by reference to the Company’s Registration Statement on Form S–1, as amended (File No. 33-75212))

10.3

Share Purchase Agreement by and between Marie-Paula Leroy-Landercy and the Company dated December 31, 1998. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.4+

Joint Ownership Contract between the Company and L’Assistance Publique Hopitaux de Paris dated January 5, 1998, together with amendment dated February 10, 2001 (translated from French). (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.5

Rider No. 2 dated June 20, 2000 to the Joint Ownership Contract between the Company and L’Assistance Publique Hopitaux de Paris dated January 5, 1998. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2001)

10.6+	Exclusive License Agreement between Dr. Shin-ichi Hori and the Company dated May 8, 2000. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2001)

10.7+

Exclusive License and Know How Agreement No. L99037 by and between Le Centre National de la Recherche Scientifique, L’Universite Louis Pasteur Strasbourg and the Company dated July 15, 2000 (translated from French). (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2000)

10.8

Form of Stock and Warrant Purchase Agreement dated as of February 4, 2000, between the Company (together with schedule of purchasers thereto). (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.9

Form of Warrant Agreement dated as of February 4, 2000, between the Company and certain purchasers (together with schedule of purchasers thereto). (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.10

Sublease Agreement between Guerbet S.A. and BiosphereMedical, S.A. (translated from French to English). (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.11

Lease Agreement dated January 7, 2000 by and between 1050 Hingham Street Realty Trust and the Company. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.12

First Amendment to Lease Agreement dated June 27, 2000 by and between 1050 Hingham Street Realty Trust and the Company. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.13	Stock Purchase Agreement dated July 28, 2000. (Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2000)

Exhibit No.	Description

10.14	Registration Rights Agreement dated July 28, 2000. (Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2000)

10.15

Lease Agreement dated October 19, 2000 by and between Biosphere Medical S.A. and Salamandre S.A (translated from French to English). (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2000)

10.16+

Exclusive Distribution Agreement dated January 24, 2002 by and between BioSphere Medical S.A. and Terumo Europe NV/SA, as amended on January 28, 2002. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2001)

10.17	Credit Agreement between the Company and Brown Brothers Harriman & Co. dated May 17, 2002. (Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002)

10.18	Security Agreement between the Company and Brown Brothers Harriman & Co. dated May 17, 2002. (Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002)

10.19	Letter Agreement between the Company and John M. Carnuccio dated May 31, 2002. (Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002)

10.20	Amendment No. 1 to Letter Agreement between the Company and John M. Carnuccio dated August 9, 2002. (Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002)

21	Subsidiaries of the Company. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2000) .

23*	Consent of Ernst & Young LLP.

23.2	Notice Regarding Consent of Arthur Andersen LLP

99.1*	Certification of Paul A. Looney pursuant to 18 U.S.C. Section 1350

99.2*	Certification of Robert M. Palladino pursuant to 18 U.S.C. Section 1350

(1)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.
+	Confidential treatment requested as to certain portions.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSPHERE MEDICAL, INC.

By:	/s/ PAUL A. LOONEY
Paul A. Looney
President and Chief Executive Officer

Date:  March 28, 2003

CERTIFICATIONS

I, Paul A. Looney, certify that:

1.	I have reviewed this annual report on Form 10-K of BioSphere;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ PAUL A. LOONEY
Paul A. Looney Chief Executive Officer

I, Robert M. Palladino, certify that:

1.	I have reviewed this annual report on Form 10-K of BioSphere;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ ROBERT M. PALLADINO
Robert M. Palladino Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. LOONEY Paul A. Looney	Chairman, President, Chief Executive Officer, (Principal Executive Officer)	March 28, 2003

/s/ ROBERT M. PALLADINO Robert M. Palladino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Director	March 28, 2003

/s/ WILLIAM M. COUSINS, JR. William M. Cousins, Jr.	Director	March 28, 2003

/s/ ALEXANDER M. KLIBANOV, Ph.D. Alexander M. Klibanov, Ph.D.	Director	March 28, 2003

/s/ RICCARDO PIGLIUCCI Riccardo Pigliucci	Director	March 28, 2003

/s/ DAVID P. SOUTHWELL David P. Southwell	Director	March 28, 2003