Form 10-Q
period 2003-03-31
BIOSPHERE MEDICAL INC
filed 2003-05-14
CIK 919015

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                                 ---------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

                                 (781) 681-7900
                                ----------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by an (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X           NO
                                 ------           ------

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES               NO   X
                                 ------           ------

The number of shares outstanding of the Registrant's Common Stock as of May 1, 2003: 13,328,941 shares.

--------------------------------------------------------------------------------

                             BioSphere Medical, Inc.

                                      INDEX

                                      Page

Part I  - Financial Information


Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets
          as of March 31, 2003 and December 31, 2002
          (unaudited)...............................................3

          Consolidated Condensed Statements of
          Operations for the Three Months Ended
          March 31, 2003 and 2002 (unaudited).......................4

          Consolidated Condensed Statements of
          Cash Flows for the Three Months Ended
          March 31, 2003 and 2002 (unaudited).......................5

          Notes to Consolidated Condensed
          Financial Statements......................................6


Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations............................................10

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk .......................................22

Item 4.   Controls and Procedures..................................22

Part II - Other Information

Item 1.   Legal Proceedings........................................23

Item 6.   Exhibits and Reports on Form 8-K.........................23

          Signatures...............................................24

          Certifications...........................................25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             BIOSPHERE MEDICAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share data / unaudited)

                                                       MARCH 31,     DECEMBER 31,
                                                         2003            2002
                                                     ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents.......................    $     1,291     $     4,112
 Marketable securities...........................         11,121          10,626
 Accounts receivable, net of allowance for
  doubtful accounts of $163 and $117 as of
  March 31, 2003 and December 31, 2002,
  respectively...................................          2,183           2,059
 Inventories, net................................          3,416           3,179
 Prepaid and other current assets................            470             431
                                                     ------------    ------------
     Total current assets........................         18,481          20,407

 Property and equipment, net.....................          1,576           1,692
 Goodwill, net...................................          1,443           1,443
 Other assets....................................            388             386
                                                     ------------    ------------
TOTAL ASSETS.....................................    $    21,888     $    23,928
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................    $       949     $       858
 Accrued compensation............................          1,316           1,477
 Other accrued expenses..........................          1,171             941
 Current portion of long-term debt
  and capital lease obligations..................            127             123
                                                     ------------    ------------
     Total current liabilities...................          3,563           3,399

 Long-term debt and capital lease
  obligations....................................            247             270
                                                     ------------    ------------
TOTAL LIABILITIES................................    $     3,810     $     3,669
                                                     ============    ============


Stockholders' equity:
 Common stock, $0.01 par value, 25,000,000
  shares authorized; shares issued and
  outstanding: 13,226,000 as of March 31, 2003
  and December 31, 2002..........................            132             132
 Additional paid-in capital......................         81,208          81,169
 Accumulated deficit.............................        (63,417)        (61,241)
 Cumulative other comprehensive income...........            155             199
                                                     ------------    ------------
TOTAL STOCKHOLDERS' EQUITY.......................         18,078          20,259
                                                     ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......    $    21,888     $    23,928
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

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data / unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ----------------------------
                                                          2003          2002
                                                     ------------    ------------

PRODUCT REVENUES.................................    $     3,050     $     2,604

COSTS AND EXPENSES:
  Cost of product revenues.......................          1,027             713
  Research and development.......................            706           1,047
  Sales..........................................          1,424           1,420
  Marketing......................................          1,289           1,036
  General and administrative.....................            906             837
                                                     ------------    ------------
     TOTAL COSTS AND EXPENSES....................          5,352           5,053
                                                     ------------    ------------
     LOSS FROM OPERATIONS........................         (2,302)         (2,449)

  Interest and other income, net.................            126             130
                                                     ------------    ------------
     NET LOSS....................................    $    (2,176)    $    (2,319)
                                                     ============    ============

BASIC AND DILUTED NET LOSS PER SHARE.............    $     (0.16)    $     (0.18)
                                                     ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic and diluted...........................         13,226          12,793
                                                     ============    ============


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands / unaudited)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                               2003        2002
                                                            ---------   ---------
Cash flows from operating activities:
  Net loss...............................................   $ (2,176)   $ (2,319)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Provision for doubtful accounts......................         45          --
    Depreciation and amortization........................        176         133
    Non-cash stock-based compensation to non-employees...         39          --
    Realized gains on available for
     sale marketable securities..........................        (18)         --
    Changes in operating assets and liabilities:
      Accounts receivable................................       (143)       (179)
      Inventories........................................       (254)       (535)
      Prepaid and other current assets...................        (37)         63
      Related party receivable...........................         --         260
      Accounts payable...................................         79          54
      Accrued compensation...............................       (173)       (116)
      Other accrued expenses.............................        210         207
                                                            ---------   ---------
  Net cash used in operating activities..................     (2,252)     (2,432)
                                                            ---------   ---------

Cash flows from investing activities:
  Purchase of property and equipment.....................        (18)       (144)
  Purchase of marketable securities......................     (7,819)         --
  Proceeds from the maturity of marketable securities....      7,317      12,550
                                                            ---------   ---------
  Net cash (used in) provided by investing activities....       (520)     12,406
                                                            ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock under
   employee benefit and incentive plans..................         --           6
  Principal payments under long-term debt and
   capital lease obligations.............................        (28)        (31)
                                                            ---------   ---------
  Net cash used in financing activities                          (28)        (25)
                                                            ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS....................................        (21)         10
                                                            ---------   ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....     (2,821)      9,959
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........      4,112      10,569
                                                            ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............   $  1,291    $ 20,528
                                                            =========   =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                             BIOSPHERE MEDICAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)   Nature of Business

     BioSphere Medical, Inc. (the "Company") was incorporated in Delaware in December 1993. During 1999, the Company strategically refocused its business on the development and commercialization of its proprietary Embosphere(R) Microspheres and other accessory embolotherapy products for use in treating uterine fibroids, hypervascularized tumors and arteriovenous malformations. Between February 1999 and October 2001, the Company acquired all ownership interests in Biosphere Medical S.A. ("BMSA"), a French societe anonyme. BMSA holds the license to the embolotherapy platform device that is the main focus of the Company's business. In May 1999, the Company sold substantially all of the assets relating to its former core business, chromatography, and changed its name from BioSepra, Inc. to BioSphere Medical, Inc.

     The Company believes that existing working capital, together with anticipated sales proceeds from its microspheres and other medical device products, will provide liquidity sufficient to allow the Company to meet its expected spending obligations for at least the next twelve-month period, while also allowing the further development and testing of other product candidates and technologies. However, no assurances can be given that such revenues will, in fact, be realized, or that the Company will have sufficient capital to meet its obligations beyond the next twelve-month period. If the Company does not realize some or all of its revenue expectations, or otherwise fails to have sufficient capital for its planned operations, it may be required to secure alternative financing arrangements or pursue additional strategic partners, neither of which may be available to the Company on favorable terms or at all, and/or defer or limit some or all of its sales, marketing, research, development and/or clinical projects.


B)   Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with the Company's annual audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The consolidated condensed financial statements include the accounts of the Company, and its three wholly owned subsidiaries, BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company's annual audited financial statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the results for the three months ended March 31, 2003 and 2002. The results of operations for the presented periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.


C)   Cash, cash equivalents and marketable securities

     In  accordance  with  the  Company's  investment  policy,  surplus  cash is invested in investment grade corporate and U.S. government debt as well as certain asset backed securities. The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. The Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income
(loss) in the accompanying balance sheet.

D)   Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net loss. Specifically, the effects of foreign currency translation adjustments and any unrealized gains or losses on available-for-sale marketable securities are separately included in accumulated other comprehensive income within stockholders' equity. For the three months ended March 31, 2003 and 2002, the Company's comprehensive losses are as follows:

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

D)   Comprehensive Loss (continued)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       2003            2002
                                                   -------------   ------------
                                                          (In thousands)

     Net loss....................................  $     (2,176)   $    (2,319)
     Cumulative translation adjustment...........           (19)            (9)
     Unrealized gains on available
      for sale securities........................           (25)            --
                                                   -------------   ------------
     Total comprehensive loss                      $     (2,220)   $    (2,328)
                                                   =============   ============


E)   Net Loss Per Share

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Common stock equivalents, as determined in accordance with the treasury-stock accounting method, equaled 1,720,924 and 2,645,121 as of March 31, 2003 and 2002, respectively. The three-month average price of BioSphere Medical common stock used in determining common stock equivalents equaled $4.60 and $9.07 as of March 31, 2003 and 2002, respectively. Total common stock options and warrants outstanding as of March 31, 2003 and 2002 equaled 3,940,805 and 3,940,131 respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.

F)   Impairment of Long-Lived Assets

     As of March 31, 2003, the Company has evaluated the potential impairment of its long-lived assets with respect to events or changes in circumstances that may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management's assessment as of March 31, 2003, the Company has determined that no impairment of long-lived assets exists.


2.   INVENTORIES

     Inventories are stated at the lower of cost or market and consist of the following:

                                                     MARCH 31,     DECEMBER 31,
                                                        2003           2002
                                                   -------------   ------------
                                                          (In thousands)

     Raw material................................  $        248    $       213
     Work in progress............................         1,110          1,031
     Finished goods..............................         2,058          1,935
                                                   -------------   ------------
     Total inventory.............................  $      3,416    $     3,179
                                                   =============   ============

3.   SEGMENT AND GEOGRAPHIC DATA

     The Company develops its Microspheres and other accessory products for use in the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment. Operations are primarily conducted in two geographic regions: North America and Europe. Operations by geographic region for the three months ended March 31, 2003 and 2002 are as follows:

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


3.   SEGMENT AND GEOGRAPHIC DATA (continued)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       2003            2002
                                                   -------------   ------------
                                                          (In thousands)

     PRODUCT REVENUES
      North America
         Unaffiliated customers..................  $      2,110    $     1,734
         Related parties.........................           260             --
         Transfer to other geographic areas......            13             --
      Europe
         Unaffiliated customers -
           (primarily in France).................           788            739
         Related parties.........................           555            921
         Transfer to other geographic areas......           139            131
                                                   -------------   ------------
      Total revenues.............................         3,865          3,525
      Intercompany eliminations and adjustments..          (815)          (921)
                                                   -------------   ------------
      Total product revenues.....................  $      3,050    $     2,604
                                                   =============   ============


     LOSS FROM OPERATIONS, NET OF ELIMINATIONS
      North America..............................  $     (1,955)   $    (2,287)
      Europe.....................................          (221)           (32)
                                                   -------------   ------------
      Total operating loss.......................  $     (2,176)   $    (2,319)
                                                   =============   ============

     North America product revenues include shipments within the United States and Canada as well as minimal shipments to other geographic territories in the Far East and Pacific Rim. European product revenues include product shipments to European countries as well as shipments to other geographic territories in the Middle East and Africa.

4. STOCK COMPENSATION

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting ("APB No. 28"), to include increased pro-forma disclosure of the effects of stock-based employee compensation on the results of operations. SFAS No. 148 became effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for employee stock-based compensation using the intrinsic value method as described in APB No. 25 and therefore, the adoption of SFAS No. 148 did not have a material impact on the Company's consolidated results of operations for the three-month period ended March 31, 2003.

     Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of the Company's common stock at the date of grant. The Company has historically granted options to employees and directors at exercise prices equal to the fair value of the Company's common stock. Accordingly, no compensation expense has been recognized for its employee stock-based compensation plans.

     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based approach for valuing stock options. The Company follows the disclosure-only alternative afforded by SFAS No. 123. Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's reported net loss and basic and diluted net loss per common share for the three months ended March 31, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

                             BIOSPHERE MEDICAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


4.   STOCK OPTIONS (continued)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                        2003            2002
                                                   -------------   ------------
                                                      (In thousands, except
                                                        per share amounts)
     Net loss
      As reported                                  $     (2,176)   $    (2,319)
      Pro forma compensation expense                       (333)          (281)
                                                   -------------   ------------
      Pro forma net loss                           $     (2,509)   $    (2,600)
                                                   =============   ============

     Basic and diluted loss per share
      As reported                                         (0.16)         (0.18)
      Pro forma                                           (0.19)         (0.20)
                                                   =============   ============


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


5.   RECENT ACCOUNTING PRONOUNCEMENTS

     At the November 21, 2002 meeting, the Emerging Issues Task Force reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes.

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

OVERVIEW

     BioSphere Medical, Inc. ("we," "our", or "BioSphere") develops, manufactures and markets agents for medical applications using embolotherapy techniques. Our core technologies, consisting of patented bio-engineered polymers and manufacturing methods, are used to produce miniature spherical beads with unique properties for a variety of applications. Embolotherapy works by reducing blood flow to target areas of the body. The procedure is performed by injecting agents, usually particles, through a catheter, into the blood vessels that feed these target areas. By selectively blocking the target tissue's blood supply, the deprived tissue will either become destroyed or devitalized, resulting in therapeutic benefit.

     Our principal focus is on growing our Embosphere Microsphere business worldwide, which we believe will be a key driver to our success. We are also focused on maintaining our leadership position through the introduction of new embolic products, new accessory embolic products, and product improvements. Our revenue is primarily generated from product sales of our Embosphere Microspheres and EmboGold Microspheres in North America, Europe and other geographic territories including the Middle East, Africa, Far East and Pacific Rim Basin. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath catheters and our Segway guidewires, as well as our other non-embolotherapy products, including barium and other ancillary medical devices. These other products are manufactured by us or by third parties under various supply and licensing arrangements. We believe that a majority of our revenue in the United States for the three-month period ended March 31, 2003 and 2002 was derived from the sale of Embosphere Microspheres and EmboGold Microspheres for use in uterine fibroid embolization.

     In April 2000, we received clearance from the FDA for embolization of hypervascularized tumors and arteriovenous malformations. In November 2002, we received additional clearance from the FDA to market our Embosphere Microspheres for use in treating symptomatic uterine fibroids. Currently our Embosphere Microspheres are the only embolic product specifically approved for use in UFE. After receiving UFE marketing clearance, we began an aggressive marketing strategy to promote UFE through our ASK4UFE (TM) awareness and education campaign and also to specifically promote our EmboSphere microspheres as the choice of treatment for uterine fibroid embolization.

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

     We have experienced operating losses in each fiscal period since our inception. As of March 31, 2003, we had approximately $12.41 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $63.42 million. In connection with the execution of our business plan, we expect to experience an operating loss for the full year ended December 31, 2003. However, we expect to attain profitability by the end of 2003.


CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. There were no material changes in our judgments or estimates during the first three months of 2003. For a more detailed explanation of the judgments made in these areas, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2002.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     Product revenues increased to $3.05 million for the three-month period ended March 31, 2003 from $2.60 million for the same period in 2002. The 17% increase in product revenues in the year-to-year quarters was due primarily to a 22% increase in the sales of our Microspheres in the United States. Also contributing to the growth in revenue was a 7% increase in European sales resulting from favorable Euro-to-dollar conversion rate changes.

     Cost of product revenues for the three-month period ended March 31, 2003 was $1.03 million compared with $713,000 for the same period in 2002. The 44% increase in the cost of product revenues was primarily attributable to the following factors; the increase in unabsorbed manufacturing overhead due to a decrease in embosphere production in order to diminish inventory levels and preserve liquidity; the establishment of a small manufacturing team in the U.S. to improve the quality and efficiency in our production process; and the 17% growth in revenues. Gross margin from all our device product sales for the three-month period ended March 31, 2003 was $2.02 million, or approximately 66% of product revenues, compared with $1.89 million, or 73% of product revenues, for the same period in 2002. Gross margin percentage is highly correlated to embosphere revenue growth.

     Research and development expenses primarily relate to (i) development related to improving manufacturing processes, (ii) research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, and (iii) pre-clinical testing and clinical trials of product candidates. Our research efforts are primarily focused in the following areas:

o Continuing to advance our microsphere technology for use in embolotherapy applications;

o Developing next generation embolotherapy technologies, including active microsphere platforms that advance the scope of embolotherapy into new therapeutic applications; and

o Building a broad, accessory product portfolio to complement embolotherapy applications.

     Our research and development functions typically work on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs such as salary and salary related benefits, facility depreciation, utilities and maintenance are shared among various programs. Accordingly, we do not separately track all specific costs for each of our research and development projects. We estimate that during the three months ended March 31, 2003 and 2002, the majority of our research and development expenses were related to the development and validation of our Embocath(TM) Catheter and Segway(TM) Guidewire, as well as salary and related benefit expenses and laboratory supplies related to our Radiosphere(TM), TempRx(TM) and Hepasphere SAP(TM) programs.

     Total research and development expenses in the three-month period ended March 31, 2003 decreased to $706,000 from $1.05 million in the same period in 2002. The 33% decrease in the three months ended March 31, 2003 was primarily due to the completion in the first quarter of 2002 of our pivotal Phase II clinical trials to support FDA-specific labeling clearance or approval to use our Microsphere products in the treatment of uterine fibroids. Total clinical costs were $93,000 and $313,000 for the three-month periods ended March 31, 2003 and 2002, respectively. Also contributing to the decrease in total research and development expenses from 2002 to 2003 was a reduction in new product validation costs. We anticipate that our research and development expenses through the next several quarters will not increase above current levels.

     Selling expense for the three-month period ended March 31, 2003 was $1.42 million and remained consistent with first quarter 2002 expense levels as our sales force continued to aggressively promote, penetrate and develop the uterine fibroid embolization market. Marketing expenses for the three-month period ended March 31, 2003 increased to $1.29 million from $1.04 million for the comparable period in 2002. The 24% increase was primarily due to UFE specific awareness and education expenses associated with promoting the UFE procedure through our ASK4UFE campaign as well as promoting Embosphere Microspheres as the choice of treatment of uterine fibroids. We expect that both sales and marketing expense will either continue at current levels, or increase moderately, over the foreseeable future as we maintain our aggressive effort to promote (i) UFE awareness as an alternative to hysterectomy and (ii) Embosphere Microspheres as a uniquely beneficial product in UFE procedures. Selling and marketing expenses are also expected to grow consistent with realized growth in worldwide product sales.

     General and administrative expenses for the three-month period ended March 31, 2003 increased to $906,000 from $837,000 for the comparable period in 2002. The 8% increase was primarily due to additional reserves for bad debt established to accommodate increased products revenues, as well as, to a lesser extent, a change in the Board of Directors compensation program.

     Interest and other income, net, in the three-month period ended March 31, 2003 was $126,000, compared to $130,000 in the comparable period in 2002. The 3% decrease in interest and other income, net, was primarily due to decreases in invested balances and the significant reductions in available on interest rates investment-grade securities. Partially offsetting the total decrease in interest and other income was approximately $57,000 in realized foreign currency exchange gains. Currently, it is not our policy to actively manage or engage in foreign currency transactions designed to enhance or mitigate exchange rate gains or losses.


LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our operations from product sales, net proceeds provided from public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by Sepracor Inc., bank financings, equipment lease financing and, to a lesser extent, exercises of stock options. As of March 31, 2003, we had $12.41 million in cash, cash equivalents and marketable securities, as well as $14.92 million in net working capital.

     For the three months ended March 31, 2003, we used $2.25 million in operating activities primarily to fund our sales, marketing and product research and development activities, as well as to finance working capital requirements, particularly in the U.S. We expect cash used in operations to decrease, as we expect product revenue growth to begin offsetting our working capital needs, product development efforts and operational expenses.

     Net cash used in investing activities was $520,000 for the three months ended March 31, 2003, due to increased investments in available for sale marketable securities.

     Net cash used in financing activities was $28,000 for the three months ended March 31, 2003, all of which was associated with payments on capital lease and long-term debt financing instruments.

     In May 2002, we entered into a two-year credit facility with a bank under which we may borrow, subject to limitations defined in the agreement, up to $5.0 million for general working capital and corporate purposes. There were no borrowings outstanding under this agreement as of March 31, 2003. Each available 30, 60, 90 or 180-day advance shall bear interest at a per annum rate that we may select equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day LIBOR rate (approximately 1.40% as of March 31, 2003) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. Our ability to borrow under this credit line is dependent upon maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. In connection with the credit facility, the Company has entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding the equity ownership of BMSA, as collateral. As of March 31, 2003, we were in compliance with all credit facility covenants.

     Except as referred to above, we have not had any material changes in our borrowings, our borrowing arrangements, contractual cash commitments and related party transactions since December 31, 2002. For a discussion of our contractual cash commitments and related party transactions, refer to our Annual Report on Form 10-K for the year ended December 31, 2002.

     We believe that our existing cash and other working capital, including the approximate $12.41 million in cash, cash equivalents and marketable securities that we have as of March 31, 2003, will be sufficient to fund our operating and capital requirements, as currently planned, at least through the next twelve-month period. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, the amount of proceeds from sales of our products, changes in post-UFE-clearance marketing programs, anticipated research and development efforts, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review and the market's acceptance of any approved products.

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


RECENT ACCOUNTING PRONOUNCEMENTS

     At the November 21, 2002 meeting, the Emerging Issues Task Force reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes.

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



RISK RELATING TO OUR FUTURE PROFITABILITY
-----------------------------------------

BECAUSE WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN, OUR COMMON STOCK IS A SPECULATIVE INVESTMENT

     We have incurred operating losses since our inception and, as of March 31, 2003, had an accumulated deficit of approximately $63.4 million. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses until at least the fourth quarter of 2003, as we expand our commercialization efforts.

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

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY
-----------------------------------------------------

IF WE DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE OF OUR MICROSPHERES PRODUCTS, OUR BUSINESS PROSPECTS WILL BE SERIOUSLY HARMED

     Our Microspheres are based on new technologies and therapeutic approaches. In the United States, we began selling our Microspheres product in the first half of 2000. In November 2002, we received FDA clearance to market our Microspheres in the United States for specific use in the embolization of uterine fibroids. Our success will depend upon the medical community's, patients' and third-party payors' increasing acceptance of our Microspheres product as medically therapeutic and cost-effective. Our future success will also depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our products in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

     Negative publicity associated with any adverse medical effects attributed to embolization treatments generally, or our product specifically, may create the market perception that our products are unsafe. For example, patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, rashes, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. In addition, our Microspheres are designed to remain in the body permanently. As a result, there is some risk that some or all of the Microspheres used in a medical procedure may travel in the blood system beyond the intended surgical site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death. Moreover, to use our Microspheres correctly for a particular medical procedure, trained physicians must select and use the proper size and quantity. A physician's selection and use of the wrong size or quantity of our Microspheres could potentially have significant adverse health effects on the patient, including death. It will be necessary for us to spend significant amounts of money and allocate management resources to educate physicians about the selection and use of the proper size and quantity of Microspheres in patient therapy. In addition, there is only limited data concerning the long-term health effects on persons receiving embolotherapy using our Microspheres. For example, the effect of uterine fibroid embolization on continued fertility has not yet been specifically studied and our FDA clearance currently does not include women who intend future pregnancy.

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

IF WE DO NOT SUCCESSFULLY MARKET AND PROMOTE OUR EMBOSPHERE MICROSPHERES FOR USE IN UTERINE FIBROIDS EMBOLIZATION, OUR PRODUCT REVENUES WILL NOT INCREASE.

     In the first quarter of 2003, we launched our ASK4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third party payors of UFE as an alternative treatment for fibroids. To date, we believe that only a very small segment of the population is familiar with the treatment option. We believe that our future product revenues are substantially dependent on our ability to achieve awareness of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased awareness, our product revenues will be adversely affected.

IF WE EXPERIENCE DELAYS, DIFFICULTIES OR UNANTICIPATED COSTS IN ESTABLISHING THE SALES, DISTRIBUTION AND MARKETING CAPABILITIES NECESSARY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE WILL HAVE DIFFICULTY MAINTAINING AND INCREASING OUR SALES

     We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, the Far East and in South America. We recently began an aggressive marketing strategy to promote UFE awareness and the benefits of our products for the treatment of uterine fibroids. We have limited sales and marketing experience and it will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products thereby exposing us to potential expenses in exiting such distribution agreements. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

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

o    be developed successfully;

o    be proven safe and effective in clinical trials;

o offer therapeutic or other improvements over current treatments and products;

o    meet applicable regulatory standards or receive regulatory approvals;

o    be capable of production in commercial quantities at acceptable costs; or

o    be successfully marketed.


IF WE DO NOT DEVELOP AND INTRODUCE NEW PRODUCTS, WE MAY NOT ACHIEVE REVENUE OPPORTUNITIES

     We derived more than a majority of our revenues for the three-month period ended March 31, 2003 and 2002 from the sale of Embosphere Microspheres and EmboGold Microspheres. In addition, although we did not receive FDA clearance or approval to market our Microspheres for the specific use in the treatment of uterine fibroids until November 2002, we believe that a majority of our revenues in the United States for the three-month period ended March 31, 2003 and 2002 were derived from the sale of our Microspheres for use in uterine fibroid embolization. We derived approximately 16% of our revenues for the three-month period ended March 31, 2003, and 17% of our revenues for three-month period ended March 31, 2002, from the sale of non-strategic medical device products that we do not expect to constitute a significant portion of our revenues on an ongoing basis. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. If we are not successful in developing new applications and products, we may not achieve revenue opportunities.

IF WE ARE UNABLE TO OBTAIN ADEQUATE PRODUCT LIABILITY INSURANCE, THEN WE MAY HAVE TO PAY SIGNIFICANT MONETARY DAMAGES IN A SUCCESSFUL PRODUCT LIABILITY CLAIM AGAINST US

     The development and sale of medical devices entails an inherent risk of product liability. For example, if we are not able to successfully educate physicians to properly use our products, or if the market determines or concludes that our product is not safe or effective for any reason, we may be exposed to product liability claims. Product liability insurance is generally expensive for medical device companies such as ours. Although we maintain limited product liability insurance coverage for our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all. Insurance we subsequently obtain may not provide us with adequate coverage against all potential claims. If we are exposed to product liability claims for which we have insufficient insurance, we may be required to pay significant damages, which would prevent or delay our ability to commercialize our products.


IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY, WE MAY EXPERIENCE DECREASED DEMAND FOR OUR PRODUCTS, WHICH MAY RESULT IN PRICE REDUCTIONS

     We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. Our success depends upon our ability to develop and maintain a competitive position in the embolotherapy market. Our key medical device competitors are Cordis Corporation, a Johnson & Johnson company, Boston Scientific Corporation and Cook Incorporated. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products more rapidly or at less cost that compete with our Microspheres products. In addition, we may experience decreased demand for our products if these or other competitors announce that they have begun to develop products that compete with our products. For example, in the fourth quarter of 2002, Boston Scientific Corporation provided samples of a competitive product to embolotherapy providers. The availability of these free or reduced priced samples adversely affected our products revenue in the fourth quarter of 2002 and the first quarter of 2003. Currently, the primary products with which our Microspheres compete for some of our applications are polyvinyl alcohol, polymerizing gels and coils. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

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

BECAUSE SEPRACOR INC. AND OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A SIGNIFICANT AMOUNT OF OUR COMMON STOCK, THEY MAY BE ABLE TO EXERT CONTROL OVER US

     As of March 31, 2003, Sepracor Inc. owned approximately 24% of our outstanding common stock. Moreover, two of our directors are executive officers of Sepracor. Sepracor and our executive officers and directors will have significant control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

OUR SUBSIDIARY'S LITIGATION WITH TERUMO COULD BE EXPENSIVE AND TIME CONSUMING AND ANY ADVERSE DECISION BY A COURT COULD REQUIRE THE PAYMENT OF MONEY TO TERUMO

     On January 27, 2003, our French subsidiary, BioSphere Medical, S.A., received notice from Terumo Europe, N.V. that Terumo has initiated legal proceedings in the Commercial Court of Pontoise, France alleging that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A. BioSphere Medical, S.A. and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of EmboSphere Microsphere and EmboGold Microsphere products in certain countries of Europe.

     We can provide no assurance as to the outcome of Terumo's complaint. Our subsidiary may incur substantial expenses in defending against Terumo's claims and, even if our subsidiary prevails, this claim could divert our attention. Moreover, an adverse court decision could require us and our subsidiary to incur significant costs.


IF THE ESTIMATES WE MAKE, AND THE ASSUMPTIONS ON WHICH WE RELY, IN PREPARING OUR FINANCIAL STATEMENTS PROVE INACCURATE, OUR ACTUAL RESULTS MAY VARY FROM THOSE REFLECTED IN OUR PROJECTIONS AND ACCRUALS

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


RISKS RELATING TO REGULATORY MATTERS
------------------------------------

IF WE DO NOT OBTAIN AND MAINTAIN THE REGULATORY APPROVALS REQUIRED TO MARKET AND SELL OUR PRODUCTS, THEN OUR BUSINESS MAY BE UNSUCCESSFUL AND THE MARKET PRICE OF OUR STOCK MAY DECLINE

     We are subject to regulation by government agencies in the United States and abroad with respect to the manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. For example, our products are subject to approval or clearance by the FDA prior to marketing in the United States for commercial use. Similar regulations exist in most major foreign markets, including the European Union and Asia. The process of obtaining necessary regulatory approvals and clearances will be time-consuming and expensive for us. If we do not receive required regulatory approval or clearance to market our products, or if any approvals we have received are revoked or terminated, we may not be able to develop and commercialize our products and become profitable, and the value of our common stock may decline.

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

     Even though the FDA granted us clearance with respect to marketing our Embosphere Microspheres, in the treatment of uterine fibroids, hypervascularized tumors and arteriovascular malformations, it may have placed certain restrictions on the indications for which we may market the product, which could result in lower revenues. The marketing claims we are permitted to make in labeling or advertising regarding our Microspheres are limited to those specified in any FDA clearance or approval.

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

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING
--------------------------------------------------------------

WE WILL CONTINUE TO NEED ADDITIONAL FUNDS, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO LIMIT, SCALE BACK OR CEASE OUR OPERATIONS

     We may need to raise additional funds to develop and commercialize our products successfully. If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our product development, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. Although we may seek additional funding through collaborative arrangements, borrowing money or the sale of additional equity securities, we may not receive additional funding on reasonable terms, or at all. Any sales of additional shares of our capital stock are likely to dilute our existing stockholders.

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

IF OPERATING RESULTS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, THEN OUR STOCK PRICE MAY DECLINE

     Our operating results could fluctuate significantly from quarter to quarter. These fluctuations may be due to several factors, including the timing and volume of customer orders for our commercial products, procedure cancellations, introduction or announcement of competitive products and general economic conditions. We also expect that our operating results will be affected by seasonality. We expect our revenue growth to subside in the third quarter of each year from the first two quarters of each year because we do a significant percentage of our business in the European Union, which typically experiences a slowdown of business during the summer months. Due to these fluctuations, our operating results in some quarters may not meet the expectations of our investors. In that case, our stock price may decline.

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

RISKS RELATING TO THE PRODUCTION AND SUPPLY OF OUR PRODUCTS
-----------------------------------------------------------

IF WE EXPERIENCE MANUFACTURING DELAYS OR INTERRUPTIONS IN PRODUCTION, THEN WE MAY EXPERIENCE CUSTOMER DISSATISFACTION AND OUR REPUTATION COULD SUFFER

     If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce all of our Microsphere products in one manufacturing facility in France and subcontract a majority of the final packaging process and also our entire U.S. catheter and U.S. guidewire processes to an independent contract manufacturer in the United States. We would likely experience significant delays or cessation in producing our products at either of these facilities if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture our products at our facility in France, or package certain of our products with our contract manufacturer, we may be required to enter into arrangements with one or more alternative contract manufacturing companies. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

     Medical device manufacturers must adhere to the FDA's current Good Manufacturing Practices regulations, which are enforced by the FDA through its facilities inspection program. The manufacturers may not be able to comply or maintain compliance with Good Manufacturing Practices regulations. If our manufacturers fail to comply, their noncompliance could significantly delay our receipt of new product premarket approvals or result in FDA enforcement action, including an embargo on imported devices. For a premarket approval device, if we change our manufacturing facility or switch to a third-party manufacturer, we will be required to submit a premarket approval application supplement before the change is implemented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

     As of March 31, 2003, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 107 "Disclosures About Fair Value of Financial Instruments."


PRIMARY MARKET RISK EXPOSURES

     Our primary market risk exposure is in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro and as of March 31, 2003 approximately (euro)2.07 million or $2.23 million remained outstanding within the inter-company trade accounts. Accordingly, a hypothetical 10-percent increase in Euro to U.S. Dollar conversion rates would result in an approximate $192,000 foreign currency market-to-market change in the fair value of our inter-company trade account balance as of March 31, 2003. We have not engaged in formal currency hedging activities to date, but do have a limited natural hedge in that our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. Dollar) as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Other accumulated comprehensive loss" component of stockholders' equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government and non-government debt securities. A hypothetical 100-basis-point increase in interest rates would result in an approximate $75,000 decrease in the fair value of our investments as of March 31, 2003. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. As of March 31, 2002, approximately 69% of the $11.12 million classified as available-for-sale marketable securities will mature within one year.


ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

     a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.   OTHER INFORMATION
           -----------------

ITEM 1.    LEGAL PROCEEDINGS

     On January 27, 2003, our French subsidiary, BioSphere Medical, S.A., received notice from Terumo Europe, N.V. that Terumo has initiated legal proceedings in the Commercial Court of Pontoise, France alleging that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A. BioSphere Medical, S.A. and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of EmboSphere Microsphere and EmboGold Microsphere products in certain countries of Europe. It is not possible at this time to make a reasonable assessment as to the final outcome of this proceeding. We strongly believe that Terumo's allegations are without merit and we will vigorously defend the claims it has made against us.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

          a) EXHIBITS

                    99.1 Certification  of Chief Executive  Officer  Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

                    99.2 Certification  of Chief Financial  Officer  Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002


           b) Reports on Form 8-K

                ITEM 5.  Other Events.

                    On March 31, 2003, the Company filed a current report on Form 8-K, pursuant to Item 5 (other events), to announce clinical developments relating to UFE.

                    On January 27, 2003, the Company filed a current report on Form 8-K, pursuant to Item 5 (other events), to report that its French subsidiary, BioSphere Medical, S.A., has received notice from Terumo Europe, N.V. that Terumo has initiated legal proceedings in the Commercial Court of Pontoise, France alleging that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A.

                                   SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize

                                                         BioSphere Medical, Inc.


Date:    May 14, 2003                                   /s/  Robert M. Palladino
                                                        ------------------------

                                                             Robert M. Palladino
                                                         Chief Financial Officer
                                                   (principal financial officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
--------------------------------------------------------------------------------


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                                            /s/ Paul A. Looney
                                                              ------------------
                                                                  Paul A. Looney
                                                         Chief Executive Officer

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
--------------------------------------------------------------------------------


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                                       /s/ Robert M. Palladino
                                                         -----------------------
                                                             Robert M. Palladino
                                                         Chief Financial Officer