Form 10-Q
period 2003-06-30
BIOSPHERE MEDICAL INC
filed 2003-08-14
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-23678

BIOSPHERE MEDICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3216867
(State or Other Jurisdiction of Organization or Incorporation)	(IRS Employer Identification Number)

1050 Hingham St., Rockland, Massachusetts 02370

(Address of Principal Executive Offices) (Zip Code)

(781) 681-7900

(Registrant’s Telephone Number, Including Area Code)

Indicate by an (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2003: 13,486,475 shares.

BioSphere Medical, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except shares and per share data / unaudited)

	JUNE 30, 2003	DECEMBER 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,254	$4,112
Marketable securities	6,544	10,626
Accounts receivable, net of allowance for doubtful accounts of $177 and $117 as of June 30, 2003 and December 31, 2002, respectively	2,324	2,059
Inventories, net	3,770	3,179
Prepaid and other current assets	708	431

Total current assets	16,600	20,407

Property and equipment, net	1,478	1,692
Goodwill, net	1,443	1,443
Other assets	128	386

TOTAL ASSETS	$19,649	$23,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,277	$858
Accrued compensation	1,283	1,477
Other accrued expenses	820	941
Current portion of long-term debt and capital lease obligations	134	123

Total current liabilities	3,514	3,399

Long-term debt and capital lease obligations	227	270

TOTAL LIABILITIES	$3,741	$3,669

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 13,469,000 and 13,226,000 shares issued and outstanding as of June 30, 2003 and December 31, 2002 respectively	135	132
Additional paid-in capital	81,586	81,169
Accumulated deficit	(65,960)	(61,241)
Accumulated other comprehensive income	147	199

TOTAL STOCKHOLDERS’ EQUITY	15,908	20,259

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,649	$23,928

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data / unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Product revenues	$3,122	$3,379	$6,172	$5,982

COSTS AND EXPENSES:
Cost of product revenues	1,231	879	2,257	1,592
Research and development	819	1,066	1,526	2,113
Sales	1,331	1,170	2,755	2,590
Marketing	1,499	803	2,786	1,838
General and administrative	966	1,695	1,833	2,531

TOTAL COSTS AND EXPENSES	5,846	5,613	11,157	10,664

LOSS FROM OPERATIONS	(2,724)	(2,234)	(4,985)	(4,682)
Interest and other income, net	181	93	266	222

NET LOSS	$(2,543)	$(2,141)	$(4,719)	$(4,460)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.19)	$(0.16)	$(0.36)	$(0.35)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	13,333	12,997	13,281	12,897

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands / unaudited)

	SIX MONTHS ENDED June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,719)	$(4,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	59	—
Depreciation and amortization	373	289
Non-cash stock-based compensation to non-employees	39	38
Realized gains on available for sale marketable securities	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	(324)	(517)
Inventories	(564)	(958)
Prepaid and other current assets	(76)	(72)
Accounts payable	419	(6)
Accrued compensation	(132)	199
Other accrued expenses	(307)	(394)
Payments from related party	—	260

Net cash used in operating activities	(5,247)	(5,621)

Cash flows from investing activities:
Purchase of property and equipment	(128)	(333)
Purchase of available for sale marketable securities	(7,820)	(8,040)
Proceeds from the maturity of held to maturity marketable securities	11,899	12,550

Net cash provided by investing activities	3,951	4,177

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	381	349
Proceeds from issuance of long term debt and capital leases	3	32
Principal payments under long-term debt and capital lease obligations	(35)	(28)

Net cash provided by financing activities	349	353

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	89	(9)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(858)	(1,100)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,112	10,569

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,254	$9,469

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) Nature of Business

BioSphere Medical, Inc. was incorporated in Delaware in December 1993. In 1999, the Company strategically refocused its business on the development and commercialization of its proprietary Embosphere® Microspheres and other accessory embolotherapy products for use in treating uterine fibroids, hypervascularized tumors and arteriovenous malformations. Between February 1999 and October 2001, the Company acquired all ownership interests in BioSphere Medical S.A. (“BMSA”), a French societe anonyme. BMSA holds the license to the embolotherapy platform device that is the main focus of the Company’s business. In May 1999, the Company sold substantially all of the assets relating to its former core business, chromatography, and changed its name from BioSepra, Inc. to BioSphere Medical, Inc. (the “Company”).

The Company believes that existing working capital, together with anticipated sales proceeds from its microspheres and other medical device products, will provide liquidity sufficient to allow the Company to meet its expected spending obligations for the next twelve-month period, while also allowing the further development and testing of other product candidates and technologies. Should the Company not realize some or all of its revenue projections, or otherwise fail to have sufficient capital for its planned operations, it may be required to secure alternative financing arrangements or pursue additional strategic partners, neither of which may be available to the Company on favorable terms or at all, and/or defer or limit some or all of its sales, marketing, research, development and/or clinical projects.

B) Basis of Presentation

The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The consolidated condensed financial statements include the accounts of the Company, and its three wholly owned subsidiaries, BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the results for the three and six months months ended June 30, 2003 and 2002. The results of operations for the presented periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

C) Cash, cash equivalents and marketable securities

In accordance with the Company’s investment policy, surplus cash is invested in investment grade corporate and U.S. government debt as well as certain asset backed securities. The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. The Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet.

D) Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net loss. Specifically, the effects of foreign currency translation adjustments and any unrealized gains or losses on available-for-sale marketable securities are separately included in accumulated other comprehensive income within stockholders’ equity. For the six months ended June 30, 2003 and 2002, the Company’s comprehensive losses are as follows:

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

D) Comprehensive Loss (continued)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
	(In thousands)
Net loss	$(4,719)	$(4,460)
Cumulative translation adjustment	(18)	98
Unrealized gains on available for sale securities	(34)	—

Total comprehensive loss	$(4,771)	$(4,362)

E) Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Diluted common stock, as determined in accordance with the treasury-stock accounting method, equaled 1,713,373 and 2,311,132 as of June 30, 2003 and 2002, respectively. The three-month average price of BioSphere Medical common stock used in determining diluted common stock equaled $5.43 and $5.69 as of June 30, 2003 and 2002, respectively. Total common stock options and warrants outstanding as of June 30, 2003 and 2002 equaled 3,520,967 and 3,906,131 respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.

F) Impairment of Long-Lived Assets

As of June 30, 2003, the Company has evaluated the potential impairment of its long-lived assets with respect to events or changes in circumstances that may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management’s assessment as of June 30, 2003, the Company has determined that no impairment of long-lived assets exists.

2. INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

	JUNE 30, 2003	DECEMBER 31, 2002
	(In thousands)
Raw material	$302	$213
Work in progress	1,592	1,031
Finished goods	1,876	1,935

Total inventory	$3,770	$3,179

3. SEGMENT AND GEOGRAPHIC DATA

The Company develops its microspheres and other accessory embotherapy products for use in the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment. Operations are primarily conducted in two geographic regions: North America and Europe. Operations by geographic region for the three and six months ended June 30, 2003 and 2002 are as follows:

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

3. SEGMENT AND GEOGRAPHIC DATA (continued)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
REVENUES
NORTH AMERICA
Unaffiliated customers (primarily U.S.)	$1,987	$2,461	$4,097	$4,193
Other geographic areas	36	1	50	3
Related parties	458	84	718	92

TOTAL REVENUES—NORTH AMERICA North America includes the United States, Latin and South America, Canada, and the Far East	2,481	2,546	4,865	4,288
EUROPE
Unaffiliated customers—(primarily France)	722	780	1,510	1,518
Other geographic areas	377	137	516	268
Related parties	193	977	748	1,898

TOTAL REVENUES—EUROPE Europe includes Europe, Middle East and Africa	1,292	1,894	2,774	3,684
ELIMINATION AND ADJUSTMENTS	(651)	(1,061)	(1,467)	(1,990)

TOTAL REVENUES	$3,122	$3,379	$6,172	$5,982

NET LOSS
NORTH AMERICA	$(1,835)	$(1,879)	$(3,790)	$(4,166)
EUROPE	(462)	(91)	(825)	150
Eliminations & Adjustments	(246)	(171)	(104)	(444)

NET LOSS	$(2,543)	$(2,141)	$(4,719)	$(4,460)

4. STOCK COMPENSATION

On December 31, 2002 the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting (“APB No. 28”), to include increased pro-forma disclosure of the effects of stock-based employee compensation on the results of operations. SFAS No. 148 became effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for employee stock-based compensation using the intrinsic value method as described in APB No. 25 and therefore, SFAS No. 148 did not have a material impact on the Company’s consolidated results of operations for the six month period ended June 30, 2003.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options. The Company follows the disclosure-only alternative afforded by SFAS No. 123. Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the six months ended June 30, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

4. STOCK OPTIONS (continued)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss
As reported	$(2,543)	$(2,141)	$(4,719)	$(4,460)
Pro forma compensation expense	(320)	(389)	(392)	(479)

Pro forma net loss	$(2,863)	$(2,530)	$(5,111)	$(4,939)

Basic and diluted loss per share
As reported	$(0.19)	$(0.16)	$(0.36)	$(0.35)
Pro forma	$(0.21)	$(0.19)	$(0.38)	$(0.38)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, our pro forma assumptions do not necessarily provide the only measure of the fair value of the employee stock-based compensation.

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

OVERVIEW

BioSphere Medical, Inc. (“we,” “our,” or “BioSphere”) develops, manufactures and markets products for medical applications using embolotherapy techniques. Our core technologies, consisting of patented bio-engineered polymers and manufacturing methods, are used to produce miniature spherical beads with unique properties for a variety of applications. Embolotherapy works by reducing blood flow to targeted areas of the body. The procedure is performed by injecting particles, through a catheter, into the blood vessels that feed these target areas. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, resulting in therapeutic benefit.

Our principal focus is on growing our Embosphere Microsphere business worldwide, which we believe will be a key driver to our success. We are also focused on maintaining our leadership position through the introduction of new embolic products, new accessory embolic products, and product improvements. Our revenue is primarily generated from product sales of our Embosphere Microspheres and EmboGold Microspheres in North America, Europe and other geographic territories including the Middle East, Africa and the Far East. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath™ Catheter and our Segway™ Guidewire, as well as our other non-embolotherapy products, including barium and other ancillary medical devices. These other products are manufactured by us or by third parties under various supply and licensing arrangements. The majority of our revenue in the United States for the three and six-month period ended June 30, 2003 and 2002 was derived from the sale of Embosphere Microspheres and EmboGold Microspheres for use in uterine fibroid embolization.

In April 2000, we received clearance from the Food and Drug Administration (“FDA”) for embolization of hypervascularized tumors and arteriovenous malformations. In November 2002, we received additional clearance from the FDA to market our Embosphere Microspheres for use in treating symptomatic uterine fibroids. Currently, our Embosphere Microspheres are the only embolic product specifically approved for use in Uterine Fibroid Embolization, or UFE in the United States. After receiving UFE marketing clearance, we began an aggressive marketing strategy to promote UFE through our ASK4UFE™ awareness and education campaign and also to specifically promote our Embosphere microspheres as the choice of treatment for UFE.

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

We have experienced operating losses in each fiscal period since our inception. As of June 30, 2003, we had approximately $9.80 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $65.96 million. In connection with the execution of our business plan, we expect to experience an operating loss for the full year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. There were no material changes in our judgments or estimates during the first six months of 2003. For a more detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Product revenues were $3.12 million for the three-month period ended June 30, 2003 and $3.38 million for the same period in 2002. We believe the 7.7% decrease in product revenues in the year-to-year quarters was due primarily to slow UFE procedure growth and from increased competitor activity in the United States.

Cost of product revenues for the three-month period ended June 30, 2003 was $1.23 million compared with $879,000 for the same period in 2002. The 40% increase in the cost of product revenues was primarily attributable to the following factors: the unabsorbed manufacturing overhead due to lower production levels from the prior year period; a one time gross inventory adjustment; a one time expense to streamline the delivery system supply chain, which is expected to result in future manufacturing cost savings; yield loss in manufacturing; and the foreign currency impact of a strong Euro against the U.S. dollar. Gross margin from all of our device product sales for the three-month period ended June 30, 2003 was $1.89 million, or approximately 61% of product revenues, compared with $2.50 million, or 74% of product revenues, for the same period in 2002. Gross margin percentage is highly correlated to embosphere revenues.

Research and development expenses primarily relate to (1) development related to improving manufacturing processes, (2) research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, and (3) pre-clinical testing and clinical trials of product candidates. Our research efforts are primarily focused in the following areas:

•	Continuing to advance our microsphere technology for use in embolotherapy applications;

•	Developing next generation embolotherapy technologies, including active microsphere platforms that advance the scope of embolotherapy into new therapeutic applications; and

•	Building a broad, accessory product portfolio to complement embolotherapy applications.

Our research and development functions typically work on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs such as salary and salary related benefits, facility depreciation, utilities and maintenance are shared among various programs. Accordingly, we do not separately track all specific costs for each of our research and development projects. We estimate that during the three months ended June 30, 2003 and 2002, the majority of our research and development expenses were related to the development and validation of our EmboCath™ Catheter and Segway™ Guidewire programs. Research and development expense may change from the current level depending on any new regulatory filings, new clinical studies, strategic alliances, or product validation requirements that may arise.

Total research and development expenses in the three-month period ended June 30, 2003 decreased to $819,000 from $1.07 million in the same period in 2002. The 23% decrease in the three months ended June 30, 2003 was primarily due to the completion of our pivotal Phase II clinical trials in 2002 to support FDA-specific labeling clearance or approval to use our Microsphere products in the treatment of uterine fibroids. Total clinical costs were $62,000 and $283,000 for the three-month periods ended June 30, 2003 and 2002, respectively. Also contributing to the decrease in total research and development expenses from 2002 to 2003 was a reduction in new product testing costs. We anticipate that our research and development expenses through the next several quarters will not increase above current levels.

Sales expense for the three-month period ended June 30, 2003 increased to $1.33 million from $1.17 million in the same period in 2002. The 14% increase in the three months ended June 30, 2003 was primarily due to higher expenses relating to head count in the U.S. sales force and to a lesser degree the strengthening Euro against the U.S. dollar. Sales expense is not expected to grow consistent with realized growth in worldwide product sales.

Marketing expense for the three-month period ended June 30, 2003 increased to $1.50 million from $803,000 in the same period in 2002. The 86% increase was primarily due to the expenses relating to UFE-specific awareness and education program expenses associated with promoting the UFE procedure through our ASK4UFE campaign as well as promoting Embosphere Microspheres as the choice of treatment of uterine fibroids following FDA clearance. We expect that marketing expenses will continue at current levels over the foreseeable future if we maintain our aggressive effort to promote (1) UFE awareness as an alternative to hysterectomy and (2) Embosphere Microspheres as a uniquely beneficial product in UFE procedures.

General and administrative expenses for the three-month period ended June 30, 2003 decreased to $966,000 from $1.69 million for the comparable period in 2002. The 43% decrease was primarily due to a decrease in severance expenses related to certain executives of the Company.

Interest and other income, net, in the three-month period ended June 30, 2003 was $181,000, compared to $93,000 in the comparable period in 2002. The 95% increase in interest and other income was primarily due to effect of foreign currency gains due to a stronger Euro against the dollar.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenues were $6.17 million for the six-month period ended June 30, 2003 and $5.98 million for the same period in 2002. The $190,000 or 3% increase in total revenues was primarily due to the higher worldwide average selling prices of our Embosphere Microspheres, the introduction of the new guidewire and catheter lines in the U.S., and a strengthening Euro against the Dollar.

Cost of product revenues for the six-month period ended June 30, 2003 was $2.26 million, compared with $1.59 million for the same period in 2002. The $665,000 or 42% increase in the cost of product revenues was primarily attributable to the following factors: the unabsorbed manufacturing overhead due to lower production levels from the prior year period; a one time gross inventory adjustment; a one time expense to streamline the delivery system supply chain, which is expected to result in future manufacturing cost savings; yield loss in manufacturing; and the foreign currency impact of a strong Euro against the U.S. dollar. Gross margin from all of our device product sales for the six-month period ended June 30, 2003 was $3.92 million, or approximately 63% of our product revenues, compared with $4.39 million, or 73% of product revenues, for the same period in 2002. Gross margin percentage is highly correlated to Embosphere revenues.

Research and development expenses decreased to $1.53 million in the six months ended June 30, 2003, from $2.11 million in the same period in 2002. The $587,000 or 28% decrease in the year-to-year periods was primarily due to reduced costs related to the recent completion of our pivotal Phase II clinical trials to support our FDA specific labeling clearance for approval to use our Microsphere products in the treatment of uterine fibroids. Also contributing to the decrease in total research and development expenses from 2002 to 2003 was a reduction in new product testing costs. Research and development expense may change from the current level depending on any new regulatory filings, new clinical studies, strategic alliances and product validation requirements that may arise.

Sales expense for the six-month period ended June 30, 2003 increased to $2.76 million from $2.59 million in the same period in 2002. The 6% increase in the six months ended June 30, 2003 was primarily due to higher expenses relating to headcount in the U.S. Sales Force and to a lesser degree the strengthening Euro against the U.S. dollar. Sales expense is not expected to grow consistent with realized growth in worldwide product sales.

Marketing expense for the six-month period ended June 30, 2003 increased to $2.79 million from $1.84 million in the same period in 2002. The 52% increase was primarily due to to expenses relating to UFE-specific awareness and education program expenses associated with promoting the UFE procedure through our ASK4UFE campaign as well as promoting Embosphere Microspheres as the choice of treatment of uterine fibroids following FDA clearance. We expect that marketing expenses will continue at current levels over the foreseeable future if we maintain our aggressive effort to promote (1) UFE awareness as an alternative to hysterectomy and (2) Embosphere Microspheres as a uniquely beneficial product in UFE procedures.

General and administrative expenses decreased to $1.83 million for the six months ended June 30, 2003 from $2.53 million for the comparable period in 2002. The $698,000 or 28% decrease was primarily due to executive transition and severance expenses of certain executives of the Company.

Interest and other income, net, in the six-month period ended June 30, 2003 was $266,000, compared to $222,000 in the comparable period in 2002. The 20% increase in interest and other income was primarily due to effect of foreign currency gains due to a stronger Euro against the dollar.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations from product sales, net proceeds provided from public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by a significant stockholder, Sepracor Inc., bank financings, equipment lease financing and, to a lesser extent, exercises of stock options. As of June 30, 2003, we had $9.80 million in cash, cash equivalents and marketable securities, as well as $13.10 million in working capital.

For the six months ended June 30, 2003, we used $5.25 million in operating activities primarily to fund our sales, marketing and product research and development activities, as well as to finance working capital requirements, particularly in the U.S. We expect cash used in operations to decrease, as we expect product revenue growth to begin offsetting our working capital needs, product development efforts and operational expenses.

Net cash provided by investing activities was $3.95 million for the six months ended June 30, 2003, primarily from the maturity of our held-to-maturity marketable securities. Net cash provided by financing activities was $349,000 for the six months ended June 30, 2003, most of which was associated with the proceeds from the exercise of stock options.

In May 2002, we entered into a two-year credit facility with a bank under which we may borrow, subject to limitations defined in the agreement, up to $5.0 million for general working capital and corporate purposes. There were no borrowings outstanding under this agreement as of June 30, 2003. Each available 30, 60, 90 or 180-day advance shall bear interest at a per annum rate that we may select equal to either (1) a variable rate as determined by the bank or (2) a rate equal to the corresponding 30, 60, 90 or 180-day LIBOR rate (approximately 1.12% as of June 30, 2003) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. Our ability to borrow under this credit line is dependent upon maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. In connection with the credit facility, we have entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding the equity ownership of BMSA, as collateral. In June 2003 we issued a standby letter of credit for $111,000 secured by this line of credit. The standby letter of credit was issued to secure our facility in Rockland, Massachusetts in lieu of a cash deposit. As of June 30, 2003, we were in compliance with all credit facility covenants.

Except as referred to above, we have not had any material changes in our borrowings, our borrowing arrangements, contractual cash commitments and related party transactions since December 31, 2002. For a discussion of our contractual cash commitments and related party transactions, refer to our Annual Report on Form 10-K for the year ended December 31, 2002.

We believe that our existing cash and other working capital, including the approximate $9.80 million in cash, cash equivalents and marketable securities that we have as of June 30, 2003, will be sufficient to fund our operating and capital requirements, as currently planned, for the next twelve-month period.

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

RISK RELATING TO OUR FUTURE PROFITABILITY

BECAUSE WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN, OUR COMMON STOCK IS A SPECULATIVE INVESTMENT

We have incurred operating losses since our inception and, as of June 30, 2003, had an accumulated deficit of approximately $65.9 million. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses until at least the fourth quarter of 2003, as we expand our commercialization efforts. If we are unable to maintain expected cost and expense levels and/or increase sales, then we may extend operating losses beyond the fourth quarter of 2003.

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

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY

IF WE DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE OF OUR MICROSPHERES PRODUCTS, OUR BUSINESS PROSPECTS WILL BE SERIOUSLY HARMED

Our Microspheres are based on new technologies and therapeutic approaches. In the United States, we began selling our Microspheres product in the first half of 2000. In November 2002, we received FDA clearance to market our Microspheres in the United States for specific use in the embolization of uterine fibroids. To date we have not achieved widespread market acceptance of our Embosphere microsphere. Our success will depend upon the medical community’s, patients’ and third-party payers’ increasing acceptance of our Microspheres product as medically therapeutic and cost-effective. Our future success will also depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our products in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

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

In the first quarter of 2003, we launched our ASK4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third party payers of UFE as an alternative treatment for fibroids. To date, we believe that only a very small segment of the population is familiar with the treatment option. We believe that our future product revenues are substantially dependent on our ability to achieve awareness of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased awareness, our product revenues profitability and success will be adversely affected.

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

WE MAY BE REQUIRED TO EXPEND SIGNIFICANT RESOURCES FOR RESEARCH, DEVELOPMENT, TESTING AND REGULATORY APPROVAL OF OUR PRODUCTS UNDER DEVELOPMENT, AND THESE PRODUCTS MAY NOT BE DEVELOPED SUCCESSFULLY

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

IF WE DO NOT DEVELOP AND INTRODUCE NEW PRODUCTS, WE MAY NOT ACHIEVE REVENUE OPPORTUNITIES

We derived more than a majority of our revenues for the six-month period ended June 30, 2003 and 2002 from the sale of Embosphere Microspheres and EmboGold Microspheres. In addition, although we did not receive FDA clearance or approval to market our Microspheres for the specific use in the treatment of uterine fibroids until November 2002, we believe that a majority of our revenues in the United States for the six-month period ended June 30, 2003 and 2002 were derived from the sale of our Microspheres for use in UFE. We derived approximately 17% of our revenues for the six-month period ended June 30, 2003, and 13% of our revenues for six- month period ended June 30, 2002, from the sale of non-strategic medical device products that we do not expect to constitute a significant portion of our revenues on an ongoing basis. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. If we are not successful in developing new applications and products, we may not achieve revenue opportunities.

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

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY, WE MAY EXPERIENCE DECREASED DEMAND FOR OUR PRODUCTS, WHICH MAY RESULT IN PRICE REDUCTIONS

We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. We have experienced increase competition since receiving FDA approval for use of our Embosphere microsphere for UFE. Our success depends upon our ability to develop and maintain a competitive position in the embolotherapy market. Our key medical device competitors are Cordis Corporation, a Johnson & Johnson Company, Boston Scientific Corporation and Cook Incorporated. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products more rapidly or at less cost that compete with our Microspheres products. In addition, we may experience decreased demand for our products if these or other competitors announce that they have begun to develop products that compete with our products. For example in the fourth quarter of 2002, some of our competitors provided free samples. The availability of these free or reduced priced samples adversely affected our products revenue in the fourth quarter of 2002 and the first half of 2003. Currently, the primary products with which our Microspheres compete for some of our applications are polyvinyl alcohol, polymerizing gels and coils. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our market and continue to commercially develop our business. Moreover, we may not be able to compete effectively, and competitive pressures may result in less demand for our products and impair our ability to become profitable.

IF WE FAIL TO MAINTAIN, OR IN SOME INSTANCES OBTAIN, AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR PRODUCTS BY THIRD-PARTY PAYERS, THERE MAY BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS

The availability and levels of reimbursement by governmental and other third-party payers affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices that companies such as ours charge for medical products. In some foreign countries, particularly the countries of the European Union where our Microspheres product is currently marketed and sold, the pricing of medical devices is subject to governmental control, and the prices charged for our products have in some instances been reduced as a result of these controls. Additionally, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. These proposals, if adopted, could result in less revenue per procedure for us, and could affect our ability to market our products profitably.

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

BECAUSE SEPRACOR INC. AND OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A SIGNIFICANT AMOUNT OF OUR COMMON STOCK, THEY MAY BE ABLE TO EXERT CONTROL OVER US

As of June 30, 2003, Sepracor Inc. owned approximately 24% of our outstanding common stock. Moreover, two of our directors are executive officers of Sepracor. Sepracor and our executive officers and directors will have significant control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

OUR SUBSIDIARY’S LITIGATION WITH TERUMO COULD BE EXPENSIVE AND TIME CONSUMING AND ANY ADVERSE DECISION BY A COURT COULD REQUIRE THE PAYMENT OF MONEY TO TERUMO

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

We can provide no assurance as to the outcome of Terumo’s complaint. Our subsidiary may incur substantial expenses in defending against Terumo’s claims and, even if our subsidiary prevails, this claim could divert our attention. Moreover, an adverse court decision could require us and our subsidiary to incur significant costs.

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

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

WE WILL CONTINUE TO NEED ADDITIONAL FUNDS, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO LIMIT, SCALE BACK OR CEASE OUR OPERATIONS

If the Company does not realize some or all of its revenue expectations, or otherwise fails to have sufficient capital for its planned operations, it may be required to secure financing arrangements or pursue strategic partners, neither of which may be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to defer or limit some or all of its sales, marketing, research, development and/or clinical projects.

Our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, the amount of revenue we generate from sales of our products in particular our UFE product, changes in our UFE marketing programs, anticipated research and development efforts, cost and time involved in pre-clinical and clinical testing, costs resulting from changes in the focus and direction of our research and development programs, competitive advances that make it harder for us to market and sell our products, the timing and cost of FDA regulatory review and the market’s acceptance of any approved products.

We also expect to incur additional costs related to ongoing research and development activities, pre-clinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions, as well as costs relating to further market development and commercialization efforts. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies. To continue our operations beyond the next 12-month period and to fund the additional costs we expect to incur, we may need to raise substantial additional funds through additional public or private sales of equity, through borrowings, or through other financings. There is no assurance that we will be able to obtain any additional funds on acceptable terms. If adequate funds are not available, we may be required to delay, scale back or eliminate some of our research, development, sales and marketing initiatives, which would have a material adverse effect on our business, results of operations and ability to achieve profitability.

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

RISKS RELATING TO THE PRODUCTION AND SUPPLY OF OUR PRODUCTS

IF WE EXPERIENCE MANUFACTURING DELAYS OR INTERRUPTIONS IN PRODUCTION, THEN WE MAY EXPERIENCE CUSTOMER DISSATISFACTION AND OUR REPUTATION COULD SUFFER

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce all of our Microsphere products in one manufacturing facility in France and subcontract a majority of the final packaging process and also our entire U.S. catheter and U.S. guidewire processes to independent contract manufacturers in the United States. We would likely experience significant delays or cessation in producing our products at either of these facilities if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture our products at our facility in France, or package certain of our products with our contract manufacturers, we may be required to enter into arrangements with one or more alternative contract manufacturing companies. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

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

BECAUSE WE TRANSLATE FOREIGN CURRENCY FROM INTERNATIONAL SALES INTO U.S. DOLLARS AND ARE REQUIRED TO MAKE FOREIGN CURRENCY PAYMENTS, WE MAY INCUR LOSSES DUE TO FLUCTUATIONS IN FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS

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

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

As of June 30, 2003, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 107 “Disclosures About Fair Value of Financial Instruments.”

PRIMARY MARKET RISK EXPOSURES

Our primary market risk exposure is in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro and as of June 30, 2003 approximately €3.7 million or $4.2 million remained outstanding within the inter-company trade accounts. We have not engaged in formal currency hedging activities to date, but do have a limited natural hedge in that our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. Dollar) as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated other comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government and non-government debt securities. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. As of June 30, 2003, approximately 67% of the $6.54 million classified as available-for-sale marketable securities will mature within one year.

ITEM 4.	CONTROLS AND PROCEDURES

a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on our evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) June 30, 2003 quarterly Report on Form 10-Q, our chief Executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)	CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended June 30, 2003.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Shareholders was held on May 21, 2003. At the Meeting, the following matter was voted upon, by shareholders of 69% of the total outstanding shares:

To elect the following six Directors:

	VOTES FOR	VOTES AGAINST	VOTES WITHHELD
Paul A. Looney	8,972,093	117,180	—
Timothy J. Barberich	8,972,093	8,463	—
William M. Cousins, Jr	8,972,093	8,463	—
Alexander M Klibanov, Ph.D	8,972,093	8,463	—
Riccardo Pigliucci	8,972,093	8,463	—
David P. Southwell	8,972,093	8,463	—

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange act of 1934, as amended.

32.2	Certification of Chief Financial Officer Pursuant to rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange act of 1934, as amended.

b) Reports on Form 8-K

1.	On April 1, 2003, the Company filed a current report on Form 8-K, pursuant to Item 5 (other events), to announce that it had issued a press release on March 31, 2003 regarding clinical developments relating to UFE.

2.	A current report on form 8-K was furnished to the securities and exchange commission on April 30, 2003 to report, pursuant to item 9, that we issued a press release on April 30, 2003 to report our financial results for the period ended March 31, 2003.

3.	A current report on form 8-K was furnished to the securities and exchange commission on July 30, 2003 to report, pursuant to item 12, that we issued a press release on July 30, 2003 to report our financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize

BioSphere Medical, Inc.

Date: August 14, 2003	/s/ Robert M. Palladino
Robert M. Palladino
Chief Financial Officer
(principal financial officer)