Form 10-Q
period 2003-09-30
BIOSPHERE MEDICAL INC
filed 2003-11-14
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

The number of shares outstanding of the Registrant’s Common Stock as of November 1, 2003: 13,669,476 shares.

BioSphere Medical, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except shares and per share data / unaudited)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,375	$4,112
Marketable securities	5,147	10,626
Accounts receivable, net of allowance for doubtful accounts of $177 and $117 as of September 30, 2003 and December 31, 2002, respectively	2,165	2,059
Inventories, net	3,786	3,179
Prepaid and other current assets	528	431

Total current assets	15,001	20,407
Property and equipment, net	1,430	1,692
Goodwill, net	1,443	1,443
Other assets	128	386

TOTAL ASSETS	$18,002	$23,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$862	$858
Accrued compensation	1,258	1,477
Other accrued expenses	958	941
Current portion of long-term debt and capital lease obligations	137	123

Total current liabilities	3,215	3,399
Long-term debt and capital lease obligations	196	270

TOTAL LIABILITIES	$3,411	$3,669

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 13,669,000 and 13,226,000 shares issued and outstanding as of September 30, 2003 and December 31, 2002 respectively	137	132
Additional paid-in capital	81,759	81,169
Accumulated deficit	(67,421)	(61,241)
Accumulated other comprehensive income	116	199

TOTAL STOCKHOLDERS’ EQUITY	14,591	20,259

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,002	$23,928

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data / unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Product revenues	$2,986	$3,124	$9,158	$9,106
COSTS AND EXPENSES:
Cost of product revenues	1,161	800	3,418	2,392
Research and development	534	1,036	2,059	3,149
Sales	1,308	1,187	4,064	3,776
Marketing	728	548	3,517	2,387
General and administrative	785	810	2,615	3,341

TOTAL COSTS AND EXPENSES	4,516	4,381	15,673	15,045

LOSS FROM OPERATIONS	(1,530)	(1,257)	(6,515)	(5,939)
Interest and other income, net	69	93	335	315

NET LOSS	$(1,461)	$(1,164)	$(6,180)	$(5,624)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.11)	$(0.09)	$(0.46)	$(0.43)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	13,566	13,038	13,377	12,945

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands / unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,180)	$(5,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	59	—
Depreciation and amortization	534	436
Non-cash stock-based compensation to non-employees	39	38
Realized gains on available for sale marketable securities	(13)	—
Changes in operating assets and liabilities:
Accounts receivable	(165)	(372)
Inventories	(634)	(1,427)
Prepaid and other current assets	104	(283)
Accounts payable	4	178
Accrued compensation	15	(79)
Other accrued expenses	(340)	61
Payments from related party	—	260

Net cash used in operating activities	(6,577)	(6,812)

Cash flows from investing activities:
Purchase of property and equipment	(237)	(431)
Purchase of available for sale marketable securities	(8,085)	(15,322)
Proceeds from the maturity of held to maturity marketable securities	13,557	19,032

Net cash provided by investing activities	5,235	3,279

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	556	349
Proceeds from issuance of long term debt and capital leases	3	54
Principal payments under long-term debt and capital lease obligations	(64)	(51)

Net cash provided by financing activities	495	352

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	110	44

NET DECREASE IN CASH AND CASH EQUIVALENTS	(737)	(3,137)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,112	10,569

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,375	$7,432

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)	Nature of Business

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

The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis substantially consistent with the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The consolidated condensed financial statements include the accounts of the Company, and its three wholly owned subsidiaries, BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the results for the three and nine months ended September 30, 2003 and 2002. The results of operations for the presented periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

or losses on available-for-sale marketable securities are separately included in accumulated other comprehensive income within stockholders’ equity. For the three and nine months ended September 30, 2003 and 2002, the Company’s comprehensive losses are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Net loss	$(1,461)	$(1,164)	$(6,180)	$(5,624)
Cumulative translation adjustment	(44)	(7)	(62)	91
Unrealized gains on available for sale securities	14	22	(20)	22

Total comprehensive loss	$(1,491)	$(1,149)	$(6,262)	$(5,511)

E)	Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Diluted common stock, as determined in accordance with the treasury-stock accounting method, equaled 1,616,384 and 2,118,783 as of September 30, 2003 and 2002, respectively. The three-month average price of BioSphere Medical common stock used in determining common stock equaled $4.14 and $3.70 as of September 30, 2003 and 2002, respectively. Total common stock options and warrants outstanding as of September 30, 2003 and 2002 equaled 3,103,898 and 3,606,297 respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.

F)	Impairment of Long-Lived Assets

As of September 30, 2003, the Company has evaluated the potential impairment of its long-lived assets with respect to events or changes in circumstances that may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management’s assessment as of September 30, 2003, the Company has determined that no impairment of long-lived assets exists.

2.	INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(In thousands)
Raw material	$260	$213
Work in progress	1,814	1,031
Finished goods	1,712	1,935

Total inventory	$3,786	$3,179

3.	SEGMENT AND GEOGRAPHIC DATA

The Company develops its microspheres and other accessory embolotherapy products for use in the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company operates exclusively in the medical device business, which

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

3.	SEGMENT AND GEOGRAPHIC DATA (continued)

the Company considers as one business segment. Operations are primarily conducted in two geographic regions: North America and Europe. Operations by geographic region for the three and nine months ended September 30, 2003 and 2002 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
REVENUES
NORTH AMERICA
Unaffiliated customers	$2,028	$2,302	$6,125	$6,495
Other geographic areas	20	—	70	3
Related parties	44	134	763	226

TOTAL REVENUES – NORTH AMERICA	2,092	2,436	6,958	6,724
North America includes the United States,Latin and South America, Canada, and the Far East
EUROPE
Unaffiliated customers – (primarily in France)	670	782	2,180	2,300
Other geographic areas	268	40	783	308
Related parties	596	870	1,344	2,768

TOTAL REVENUES – EUROPE	1,534	1,692	4,307	5,376
Europe includes Europe,the Middle East and Africa
ELIMINATION AND ADJUSTMENTS	(640)	(1,004)	(2,107)	(2,994)

TOTAL REVENUES	$2,986	$3,124	$9,158	$9,106

NET LOSS
NORTH AMERICA	$(893)	$(1,459)	$(4,682)	$(5,625)
EUROPE	(623)	(91)	(1,448)	349
Eliminations & Adjustments	55	386	(50)	(348)

NET LOSS	$(1,461)	$(1,164)	$(6,180)	$(5,624)

4.	STOCK COMPENSATION

On December 31, 2002 the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting (“APB No. 28”), to include increased pro-forma disclosure of the effects of stock-based employee compensation on the results of operations. SFAS No. 148 became effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for employee stock-based compensation using the intrinsic value method as described in APB No. 25 and therefore, the adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated results of operations for the nine month period ended September 30, 2003.

Under APB No. 25, compensation expense is measured as the difference, if any, between the option’s exercise price and the fair value of the Company’s common stock at the date of grant. The Company has historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock. Accordingly, no compensation expense has been recognized for its employee stock-based compensation plans.

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

No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the three and nine months ended September 30, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss
As reported	$(1,461)	$(1,164)	$(6,180)	$(5,623)
Pro forma compensation expense	(220)	(93)	(647)	(482)

Pro forma net loss	$(1,681)	$(1,257)	$(6,827)	$(6,105)

Basic and diluted loss per share
As reported	$(0.11)	$(0.09)	$(0.46)	$(0.43)
Pro forma	$(0.12)	$(0.10)	$(0.51)	$(0.47)

The foregoing calculations were made using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, the pro forma assumptions do not necessarily provide the only measure of the fair value of the employee stock-based compensation.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

At the November 21, 2002 meeting, the Emerging Issues Task Force reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not believe the adoption of EITF 00-21 had a material impact on its results of operations or financial position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes contained elsewhere in this report.

OVERVIEW

BioSphere Medical, Inc. (“we,” “our”, or “BioSphere”) develops, manufactures and markets products for medical applications using embolotherapy techniques. Our core technologies, consisting of patented bio-engineered polymers and manufacturing methods, are used to produce miniature spherical beads with unique properties for a variety of applications. Embolotherapy works by reducing blood flow to targeted areas of the body. The procedure is performed by injecting particles through a catheter into the blood vessels that feed these target areas. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, resulting in therapeutic benefit.

Our principal focus is on growing our Embosphere Microsphere business worldwide, which we believe will be a key driver to our success. We are also focused on maintaining our leadership position through the introduction of new embolic products, new accessory embolic products, and product improvements. Our revenue is primarily generated from product sales of our Embosphere Microspheres and EmboGold Microspheres in North America, as well as Europe and other geographic territories including the Middle East, Africa, and the Far East. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath™ Catheter and our Segway™ Guidewire, as well as our other non-embolotherapy products, including barium and other ancillary medical devices. These other products are manufactured by us or by third parties under various supply and licensing arrangements. The majority of our revenue in the United States for the three and nine-month periods ended September 30, 2003 and 2002 was derived from the sale of Embosphere Microspheres and EmboGold Microspheres for use in uterine fibroid embolization, or UFE. We have FDA clearance for our Embosphere Microspheres for use in UFE. We do not have FDA clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and have determined not to seek such approval at this time. We made this decision because of reports that a small number of the UFE patients treated with EmboGold Microspheres, which we believe constitute approximately 2% of those treated with EmboGold Microspheres for UFE, reported a delayed onset of pain and/or rash.

In April 2000, we received clearance from the Food and Drug Administration, or FDA, for the use of Embosphere Microspheres in the embolization of hypervascularized tumors and arteriovenous malformations. In November 2002, we received additional clearance from the FDA to market our Embosphere Microspheres for use in treating symptomatic uterine fibroids. Our Embosphere Microspheres were the first embolic product specifically approved for use in UFE in the United States. After receiving UFE marketing clearance for our Embosphere Microspheres, we began an aggressive marketing strategy to promote UFE through our ASK4UFE (TM) awareness and education campaign and also to specifically promote our EmboSphere Microspheres as the choice of treatment for UFE.

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

We have experienced operating losses in each fiscal period since our inception. As of September 30, 2003, we had approximately $8.52 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $67.42 million. In connection with the execution of our business plan, we expect to experience an operating loss for the full year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. There were no material changes in our judgments or estimates during the first nine months of 2003. For a more detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Product revenues decreased to $2.99 million for the three-month period ended September 30, 2003 from $3.12 million for the same period in 2002. We believe the 4.2% decrease in product revenues in the year-to-year quarters was due primarily to slow UFE procedure growth and from increased competitive activity in the United States.

Cost of product revenues for the three-month period ended September 30, 2003 was $1.16 million compared with $800,000 for the same period in 2002. The 45% increase in the cost of product revenues was primarily attributable to increased unabsorbed manufacturing overhead due to lower production levels from the prior year period, and the foreign currency impact of a stronger Euro against the U.S. dollar. Gross margin from all of our device product sales for the three-month period ended September 30, 2003 was $1.83 million, or approximately 61% of product revenues, compared with $2.32 million, or 74% of product revenues, for the same period in 2002. Gross margin percentage is highly correlated to Embosphere revenues.

Research and development expenses primarily relate to (i) efforts to improve manufacturing processes, (ii) research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, and (iii) pre-clinical testing and clinical trials of product candidates. Our research efforts are primarily focused in the following areas:

•	Continuing to advance our microsphere technology for use in embolotherapy applications;

•	Developing next generation embolotherapy technologies, including active microsphere platforms that advance the scope of embolotherapy into new therapeutic applications; and

•	Building a broad, accessory product portfolio to complement embolotherapy applications.

Our research and development personnel typically work on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs such as salary and salary related benefits, facility depreciation, utilities and maintenance are shared among various programs. Accordingly, we do not separately track all specific costs for each of our research and development projects. We estimate that during the three months ended September 30, 2003 and 2002, the majority of our research and development expenses were related to the development and validation of our EmboCath™ Catheter and Segway™ Guidewire programs.

Total research and development expenses in the three-month period ended September 30, 2003 decreased to $534,000 from $1.04 million in the same period in 2002. The 48% decrease in the three months ended September 30, 2003 was primarily due to the completion of our pivotal Phase II clinical trials in 2002 to support FDA-specific labeling clearance or approval to use our Embosphere Microsphere product in the treatment of uterine fibroids. Total clinical costs were $24,000 and $213,000 for the three-month periods ended September 30, 2003 and 2002, respectively. Also contributing to the decrease in total research and development expenses from 2002 to 2003 was a reduction in certain non-essential headcount after the completion of development related projects in 2003. We anticipate that our research and development expenses through the next several quarters will not increase above current levels.

Sales expense for the three-month period ended September 30, 2003 increased to $1.31 million from $1.19 million in the same period in 2002. The 10% increase in the three months ended September 30, 2003 was primarily due to higher expenses relating to headcount in the U.S. sales force and to a lesser degree the strengthening Euro against the U.S. dollar. Sales expense is expected to grow consistent with realized growth in worldwide product sales.

Marketing expense for the three-month period ended September 30, 2003 increased to $728,000 from $548,000 in the same period in 2002. The 33% increase was primarily due to expenses relating to awareness and education programs associated with promoting the UFE procedure through our ASK4UFE campaign as well as promoting Embosphere Microspheres as the choice of treatment for uterine fibroids following FDA clearance. We expect that marketing expenses will continue at current levels for the foreseeable future as we seek to continue our aggressive effort to promote (i) UFE awareness as an alternative to hysterectomy and (ii) Embosphere Microspheres as a uniquely beneficial product in UFE procedures.

General and administrative expenses for the three-month period ended September 30, 2003 decreased to $785,000 from $810,000 for the comparable period in 2002. The 3% decrease was primarily due to lower administrative expenses to support our current revenue base.

Interest and other income, net, in the three-month period ended September 30, 2003 was $69,000, compared to $93,000 in the comparable period in 2002. The 26% decrease in interest and other income was primarily a reflection of the $8.00 million decrease in cash and investable cash balances from the same period 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Total revenues increased to $9.16 million for the nine-month period ended September 30, 2003 from $9.11 million for the same period in 2002. The $52,000 or 1% increase in total revenues was primarily due to the higher worldwide average selling prices of our Embosphere Microspheres, the introduction of the new guidewire and catheter lines in the U.S., and a stronger Euro against the U.S. Dollar.

Cost of product revenues for the nine-month period ended September 30, 2003 was $3.42 million, compared to $2.39 million for the same period in 2002. The $1.03 million or 43% increase in the cost of product revenues was primarily attributable to the following factors: the unabsorbed manufacturing overhead due to lower production levels from the prior year period; a one time gross inventory adjustment; a one time expense to streamline the delivery system supply chain, which is expected to result in future manufacturing cost savings; yield loss in the Embosphere manufacturing process; and the foreign currency impact of a stronger Euro against the U.S. dollar. Gross margin from all of our device product sales for the nine-month period ended September 30, 2003 was $5.74 million, or approximately 63% of product revenues, compared with $6.71 million or 74% of product revenues, for the same period in 2002. Gross margin percentage is highly correlated to Embosphere revenues.

Research and development expenses decreased to $2.06 million in the nine months ended September 30, 2003, from $3.15 million in the same period in 2002. The $1.09 million or 35% decrease in the year-to-year periods was primarily due to the reduction of costs related to our pivotal Phase II clinical trial for Embosphere Microspheres. This clinical trial assisted our efforts to receive FDA-specific labeling in November 2002 for Embosphere Microspheres for the treatment of uterine fibroids. Also contributing to the decrease in total research and development expenses from 2002 to 2003 was a reduction in certain non-essential headcount after the completion of development related projects in 2003.

Sales expense for the nine-month period ended September 30, 2003 increased to $4.06 million from $3.78 million in the same period in 2002. The 7% increase in the nine months ended September 30, 2003 was primarily due to higher expenses relating to headcount in the U.S. sales force and to a lesser degree the stronger Euro against the U.S. dollar. Sales expense is expected to grow consistent with realized growth in worldwide product sales.

Marketing expense for the nine-month period ended September 30, 2003 increased to $3.52 million from $2.39 million for the same period in 2002. The 47% increase was primarily due to expenses relating to awareness and education program expenses associated with promoting the UFE procedure through our ASK4UFE campaign as well as promoting Embosphere Microspheres as the choice of treatment for uterine fibroids following FDA clearance.

General and administrative expenses decreased to $2.62 million for the nine months ended September 30, 2003 from $3.34 million for the comparable period in 2002. The $726,000 or 22% decrease was primarily due to the executive transition and severance expenses related to the departure of certain executives of the Company.

Interest and other income, net, in the nine-month period ended September 30, 2003 was $335,000, compared to $315,000 in the comparable period in 2002. The 6% increase in interest and other income was primarily due to effect of foreign currency gains due to a stronger Euro against the dollar.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations from product sales, net proceeds provided from public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by a significant stockholder, Sepracor Inc., bank financings, equipment lease financing and, to a lesser extent, exercises of stock options. As of September 30, 2003, we had $8.52 million in cash, cash equivalents and marketable securities, as well as $11.79 million in working capital.

For the nine months ended September 30, 2003, we used $6.58 million in operating activities primarily to fund our sales, marketing and product research and development activities, as well as to finance working capital requirements, particularly in the U.S. We expect cash used in operations to decrease as product revenue growth begins to offset our working capital needs, product development efforts and operational expenses.

Net cash provided by investing activities was $5.24 million for the nine months ended September 30, 2003, primarily from the maturity of our held-to-maturity marketable securities. Net cash provided by financing activities was $495,000 for the nine months ended September 30, 2003, most of which was associated with the proceeds from the exercise of stock options.

In May 2002, we entered into a two-year credit facility with a bank under which we may borrow, subject to limitations defined in the agreement, up to $5.0 million for general working capital and corporate purposes. There were no borrowings outstanding under this agreement as of September 30, 2003. Each available 30, 60, 90 or 180-day advance shall bear interest at a per annum rate that we may select equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day LIBOR rate (approximately 1.16% as of September 30, 2003) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. Our ability to borrow under this credit line is dependent upon maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. In connection with the credit facility, we have entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding the equity ownership of BMSA, as collateral. In June 2003 we issued a standby letter of credit for $111,000 secured by this line of credit. The standby letter of credit was issued to secure our leased facility in Rockland, Massachusetts in lieu of a cash deposit. As of September 30, 2003, we were in compliance with all credit facility covenants.

Except as referred to above, we have not had any material changes in our borrowings, our borrowing arrangements, contractual cash commitments and related party transactions since December 31, 2002. For a discussion of our contractual cash commitments and related party transactions, refer to our Annual Report on Form 10-K for the year ended December 31, 2002.

We believe that our existing cash and other working capital, including the approximate $8.52 million in cash, cash equivalents and marketable securities that we have as of September 30, 2003, will be sufficient to fund our operating and capital requirements, as currently planned, through the next twelve-month period.

RECENT ACCOUNTING PRONOUNCEMENTS

At the November 21, 2002 meeting, the Emerging Issues Task Force reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. We do not believe the adoption of EITF 00-21 had a material impact on our results of operations or financial position for the period ending September 30, 2003.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including information with respect to timing and likelihood or regulatory approval of products under development, market acceptance of our products and expected results of operations. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Our actual results could differ significantly from the results discussed in such forward-looking statements due to a number of important factors, including those set forth below. You should carefully consider each of these risks and uncertainties in evaluating our business, financial condition and results of operations. The forward-looking information provided herein represents our estimates as of the date of this report. Subsequent events and developments may cause these estimates to change. We caution you that we specifically disclaim any obligation to update this forward-looking information in the future.

RISK RELATING TO OUR FUTURE PROFITABILITY

BECAUSE WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN, OUR COMMON STOCK IS A SPECULATIVE INVESTMENT

We have incurred operating losses since our inception and, as of September 30, 2003, had an accumulated deficit of approximately $67.42 million. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses through at least the fourth quarter of 2003, as we expand our commercialization efforts. If we are unable to maintain expected cost and expense levels and/or increase sales, then we may extend operating losses beyond the fourth quarter of 2003.

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

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY

IF WE DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE OF OUR MICROSPHERES PRODUCTS, OUR BUSINESS PROSPECTS WILL BE SERIOUSLY HARMED

Our microspheres are based on new technologies and therapeutic approaches. In the United States, we began selling our microspheres product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in the embolization of uterine fibroids. To date we have not achieved widespread market acceptance of our Embosphere Microspheres or other products. Our success will depend upon the medical community’s, patients’ and third-party payers’ increasing acceptance of our Embosphere Microspheres and other products as medically therapeutic and cost-effective. Our future success will also depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

Negative publicity associated with any adverse medical effects attributed to embolization treatments generally, or our products specifically, may create the market perception that our products are unsafe. For example, patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, rashes, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. We are also aware that a small number of the UFE patients treated with EmboGold Microspheres, which we believe constitute approximately 2% of those treated with EmboGold Microspheres for UFE, reported a delayed onset of pain and/or rash.

Our microspheres are designed to remain in the body permanently. As a result, there is some risk that some or all of the microspheres used in a medical procedure may travel in the blood system beyond the intended surgical site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death. Moreover, to use our microspheres correctly for a particular medical procedure, trained physicians must select and use the proper size and quantity. A physician’s selection and use of the wrong size or quantity of our microspheres could potentially have significant adverse health effects on the patient, including death. It will be necessary for us to spend significant amounts of money and allocate management resources to educate physicians about the selection and use of the proper size and quantity of microspheres in patient therapy. In addition, there is only limited data concerning the long-term health effects on persons receiving embolotherapy using our microspheres. For example, the effect of uterine fibroid embolization on continued fertility has not yet been specifically studied and our FDA clearance for Embosphere Microspheres currently does not include women who intend future pregnancy.

If we are not able to successfully educate physicians to properly use our product, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims, product recalls, fines or other penalties or enforcement actions by regulatory agencies and associated adverse publicity. In addition, we have provided to our customers a satisfaction guarantee that requires us to accept the return of any inventory and credit the entire amount of the original order if a properly trained customer is not satisfied with the performance of either our Microspheres or our EmboCath catheter products. If we experience adverse publicity or are subject to product liability claims, excessive guarantee claims, recalls, fines and the like, we will be unable to achieve widespread market acceptance of our microsphere products and achieve profitability.

IF WE DO NOT SUCCESSFULLY MARKET AND PROMOTE OUR EMBOSPHERE MICROSPHERES FOR USE IN UTERINE FIBROID EMBOLIZATION, OUR PRODUCT REVENUES WILL NOT INCREASE.

In the first quarter of 2003, we launched our ASK4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third party payers of UFE as an alternative treatment for fibroids. To date, we believe that only a very small segment of the population is familiar with the treatment option. We believe the majority of our revenue in the United States for the year ended December 31, 2002 and for the nine months ended September 30, 2003 was derived from the sale of Embosphere Microspheres and EmboGold Microspheres, for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve awareness of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased awareness, our product revenues profitability and success will be adversely affected.

IF WE EXPERIENCE DELAYS, DIFFICULTIES OR UNANTICIPATED COSTS IN ESTABLISHING THE SALES, DISTRIBUTION AND MARKETING CAPABILITIES NECESSARY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE WILL HAVE DIFFICULTY MAINTAINING AND INCREASING OUR SALES

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, the Far East and in South America. We recently began an aggressive marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. We have limited sales and marketing experience and it will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products thereby exposing us to potential expenses in exiting such distribution agreements. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

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

IF WE DO NOT DEVELOP AND INTRODUCE NEW PRODUCTS, WE MAY NOT ACHIEVE REVENUE OPPORTUNITIES

We derived approximately 16% of our revenues for the nine month period ended September 30, 2003, and 14% of our revenues for nine month period ended September 30, 2002, from the sale of non-strategic medical device products that we do not expect to constitute a significant portion of our revenues on an ongoing basis. In addition, we believe that a significant portion of our revenue for the year ended December 31, 2002 and the nine-months ended September 30, 2003 was derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek clearance from the FDA to market. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. If we are not successful in developing new applications and products, we may not achieve revenue opportunities.

IF WE ARE UNABLE TO OBTAIN ADEQUATE PRODUCT LIABILITY INSURANCE, THEN WE MAY HAVE TO PAY SIGNIFICANT MONETARY DAMAGES IN A SUCCESSFUL PRODUCT LIABILITY CLAIM AGAINST US

The development and sale of medical devices entails an inherent risk of product liability. For example, if we are not able to successfully educate physicians to properly use our products, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims. Product liability insurance is generally expensive for medical device companies such as ours. Although we maintain limited product liability insurance coverage for our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all. Our existing insurance and any additional insurance we may subsequently obtain may not provide us with adequate coverage against all potential claims. If we are exposed to product liability claims for which we have insufficient insurance, we may be required to pay significant damages, which would prevent or delay our ability to commercialize our products and could harm our business and results of operations.

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY, WE MAY EXPERIENCE DECREASED DEMAND FOR OUR PRODUCTS, WHICH MAY RESULT IN PRICE REDUCTIONS

We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. We have experienced increase competition since receiving FDA approval for use of our Embosphere Microsphere for UFE. Our success depends upon our ability to develop and maintain a competitive position in the embolotherapy market. Our key medical device competitors are Cordis Corporation, a Johnson & Johnson company, Boston Scientific Corporation and Cook Incorporated. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products quicker or at less cost, that compete with our microsphere products. In addition, we may experience decreased demand for our products if these or other competitors announce that they have begun to develop products that compete with our products. For example, in the fourth quarter of 2002, some of our competitors provided free or reduced price samples. The availability of these free or reduced priced samples adversely affected our products revenue in the fourth quarter of 2002 and the first nine months of 2003. Currently, the primary products with which our Microspheres compete for some of our applications are polyvinyl alcohol, polymerizing gels and coils. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

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

The availability and levels of reimbursement by governmental and other third-party payers affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices that companies such as ours charge for medical products. In some foreign countries, particularly the countries of the European Union where our microsphere products is currently marketed and sold, the pricing of medical devices is subject to governmental control, and the prices charged for our products have in some instances been reduced as a result of these controls. Additionally, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. These proposals, if adopted, could result in less revenue per procedure for us, and could affect our ability to market our products profitably.

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

BECAUSE SEPRACOR INC. AND OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A SIGNIFICANT AMOUNT OF OUR COMMON STOCK, THEY MAY BE ABLE TO EXERT CONTROL OVER US

As of September 30, 2003, Sepracor Inc. owned approximately 24% of our outstanding common stock. Moreover, two of our directors are executive officers of Sepracor. Sepracor and our executive officers and directors have significant control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

IF THE FDA OR OTHER REGULATORY AGENCIES PLACE RESTRICTIONS ON, OR IMPOSE ADDITIONAL APPROVAL REQUIREMENTS WITH RESPECT TO PRODUCTS WE ARE THEN MARKETING, WE MAY INCUR SUBSTANTIAL ADDITIONAL COSTS AND EXPERIENCE DELAYS OR DIFFICULTIES IN CONTINUING TO MARKET AND SELL THESE PRODUCTS

Even if the FDA grants us clearance with respect to marketing any product it may place substantial restrictions on the indications for which we may market the product, which could result in lower revenues. The marketing claims we are permitted to make in labeling or advertising regarding our Microspheres are limited to those specified in any FDA clearance or approval. For example, because our EmboGold Microspheres are not cleared for use in UFE, we may not promote them for this use.

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

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

WE WILL CONTINUE TO NEED ADDITIONAL FUNDS, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO LIMIT, SCALE BACK OR CEASE OUR OPERATIONS

If we do not realize some or all of our revenue expectations, or otherwise fail to have sufficient capital for our planned operations, we may be required to secure financing arrangements or pursue strategic partners, neither of which may be available to us on favorable terms or at all. If adequate funds are not available, we may be required to defer or limit some or all of our sales, marketing, research, development and/or clinical projects.

Our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, the amount of revenue we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE, changes in our UFE regulatory and marketing programs, anticipated research and development efforts, cost and time involved in pre-clinical and clinical testing, costs resulting from changes in the focus and direction of our research and development programs, competitive advances that make it harder for us to market and sell our products, the timing and cost of FDA regulatory review and the market’s acceptance of any approved products.

We also expect to incur additional costs related to ongoing research and development activities, pre-clinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions, as well as costs relating to further market development and commercialization efforts. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies. To continue our operations beyond the next 12-months period and to fund the additional costs we expect to incur, we may need to raise substantial additional funds through additional public or private sales of equity, through borrowings, or through other financings. There is no assurance that we will be able to obtain any additional funds on acceptable terms. If adequate funds are not available, we may be required to delay, scale back or eliminate some of our research, development, sales and marketing initiatives, which would have a material adverse effect on our business, results of operations and ability to achieve profitability.

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

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

As of September 30, 2003, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 107 “Disclosures About Fair Value of Financial Instruments.”

PRIMARY MARKET RISK EXPOSURES

Our primary market risk exposure is in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro and as of September 30, 2003 approximately €2.9 million or $3.4 million remained outstanding within the inter-company trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. Dollar) as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated other comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government and non-government debt securities. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. As of September 30, 2003, approximately 12% of the $5.15 million classified as available-for-sale marketable securities will mature within one year.

ITEM 4.	CONTROLS AND PROCEDURES

a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective, in that they (a) provided reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) were designed to ensure that material information relating to us would be accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

b)	CHANGES IN INTERNAL CONTROLS. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

1.	A current report on form 8-K was furnished to the Securities and Exchange Commission on October 29, 2003 to report, pursuant to Item 12 (Results of Operations and Financial Condition), that we announced on October 29, 2003 our financial results for the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioSphere Medical, Inc.

Date: November 14, 2003	/s/ Robert M. Palladino
Robert M. Palladino Chief Financial Officer (principal financial officer)