Form 10-K
period 2003-12-31
BIOSPHERE MEDICAL INC
filed 2004-03-30
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

The aggregate market value of voting common stock held by non-affiliates of the registrant was $61,468,000 based on the closing price of the shares as reported by the Nasdaq National Market on June 30, 2003.

The number of shares outstanding of the registrant’s common stock as of March 1, 2004 was 14,013,476.

Documents incorporated by reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III.

PART I

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of BioSphere to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenues, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines and expectations regarding market acceptance and market penetration for our products; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in “Business—Factors that May Affect Future Results” and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

Item 1.    BUSINESS

We are focused on applying our proprietary microsphere technology to medical applications using embolotherapy techniques. Our core technologies, consisting of patented bio-engineered polymers and manufacturing methods, are used to produce miniature spherical beads with uniquely beneficial properties for a variety of medical applications. Our principal focus is the treatment of symptomatic uterine fibroids using a procedure called uterine fibroid embolization, or UFE. Our products have already begun to gain acceptance in this rapidly emerging procedure, as well as in a number of other new and established medical treatments. Our strategy is twofold. First, we are seeking to grow the embolotherapy business worldwide, specifically the UFE procedure, by increasing awareness of the availability of this procedure. Second, we are seeking to maintain our current technology leadership by continuously introducing new products and product improvements, through both internally developed and externally acquired technologies, that improve and broaden the use of embolotherapy techniques.

Embolotherapy works by reducing blood flow to target areas of the body. The procedure is performed by injecting agents, usually particles, through a catheter and into the blood vessels that feed these target areas. By selectively blocking the target tissue’s blood supply, the deprived tissue will either be destroyed or become devitalized, resulting in therapeutic benefit. Our initial products, Embosphere® Microspheres and EmboGold® Microspheres, have a number of beneficial properties that we believe make them well suited for these procedures. Because of their uniform, spherical shape and soft, slippery surface, our particles are easy to inject through small catheters, resulting in a more even distribution within the vessel network. We provide these products in a variety of precise sizes, so they can be selected to target occlusion of specific sized vessels to produce predictable results.

In November 2002, we received 510(k) clearance from the Food and Drug Administration, or FDA, to market our Embosphere Microspheres for UFE. Significant third-party clinical data and publications support the safety and effectiveness of the UFE procedure. We believe that a growing part of the medical community perceives UFE to be a reasonable alternative for most patients who now undergo hysterectomy for treatment of their fibroids. For these reasons, we believe the number of UFE procedures will increase at an accelerating rate. We were the first company to gain regulatory clearance to market a product for UFE in the United States. During 2003, we have continued to focus on seeking to grow our Embosphere Microsphere business through our ASK4UFE™ awareness and education program and through physician training. On a worldwide basis, we continue to develop our sales and marketing organization to maintain our leadership position.

We also believe that significant growth opportunities exist in the use of other embolotherapy procedures, notably in the treatment of liver cancer. We are seeking to obtain CE mark approval in the European Union of our Hepasphere SAP Microspheres and our Hepasphere SAP Microspheres are currently in clinical evaluation in Japan. We continue to conduct and support research on the safety and effectiveness of our products in other indications. Specifically, we are currently engaged in preclinical research on the development of temporary or dissolving embolics and the use of our microsphere technology for the targeted delivery of radiation therapy. We have sought to develop new, improved technologies. For example, in 2002 we introduced our EmboCath® Infusion Catheter and our Segway® Guidewire, the first products in our microsphere delivery system product line.

We believe that our platform microsphere technologies also have several non-embolotherapy applications, such as tissue bulking, repair and regeneration. For example, we have explored the use of our microspheres in the treatment of stress urinary incontinence, gastroesophageal reflux disease, urinary reflux and certain dermal defects. Our efforts in these areas led to a number of patent applications related to these technologies. Although our current focus is on embolotherapy markets, we believe that these non-embolotherapy applications have the potential to deliver value through internal efforts or third party licensing, collaboration or similar opportunities.

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

As of December 31, 2003, Sepracor, Inc., a specialty pharmaceutical company, owned approximately 23% of the outstanding shares of our common stock.

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

BioSphere®, Embosphere®, EmboGold®, EmboCath®, Segway®, Hepasphere SAP™, TempRX™, Radiosphere™, and ASK4UFE™ are trademarks of BioSphere Medical, Inc. Other trademarks appearing in this annual report are the property of their respective holders.

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

Until recently, women suffering from uterine fibroids have had few treatment options. These existing treatment options include the following:

•	Hysterectomy. Hysterectomy is a surgical procedure to remove the uterus. While hysterectomy has a relatively low complication rate, it requires a hospital stay of several days, a recovery period of up to six to eight weeks and results in loss of fertility. Furthermore, hysterectomies have been tied to adverse psychological effects, sexual and urinary dysfunction, as well as the onset of early menopause. In addition, for many women who have their ovaries removed during hysterectomy, this treatment means extended hormone replacement therapy and being subjected to increased risks of breast cancer, heart attack and/or stroke.

•	Myomectomy. Myomectomy is the surgical removal of the uterine fibroids without removal of the uterus. It is usually performed on women who wish to preserve their fertility and only fibroids that can be easily accessed and excised are candidates for removal with this technique. Because some fibroids are difficult to identify while others are difficult to remove, there is a relatively high symptom recurrence rate, between 10% and 30%, after myomectomy. Partly for this reason, relatively few myomectomies are performed compared to the number of eligible patients. In addition, only a small proportion of gynecologists are trained to perform myomectomy.

•	Medical Management and “Watchful Waiting.” About 95 percent of symptomatic fibroid patients either receive hormone treatment on a temporary basis to relieve symptoms or remain untreated and tolerate the symptoms. Generally, hormone treatment relieves symptoms only during treatment. Once treatment ceases, the uterine fibroids usually re-grow. Also, patients often experience other side effects associated with the accompanying hormonal changes. Moreover, women cannot conceive while taking the hormones. Women with less severe symptoms who elect against hormone treatment and those seeking to conceive have few satisfactory options. In these circumstances, physicians usually monitor symptoms and will administer therapy only if the condition worsens.

Liver Cancer

Worldwide, liver cancer is the most prevalent form of malignancy. In the U.S., metastatic liver cancer usually arises from cancer in other sites in the body, especially from the colon. However, the rate of primary liver cancer, where the cancer originates in the liver, is expected to increase dramatically in the United States due to increased incidences of hepatitis C, a key risk factor for primary liver cancer.

Primary liver cancer is typically diagnosed at a state that is too advanced for surgical cure. For the 70 percent of patients in the U.S. that fall into this category, remaining treatment options are primarily designed to improve quality of life rather than cure the underlying disease. Many conventional forms of cancer therapy, such as systemic chemotherapy or external beam radiation, do not show significant effectiveness for most patients and, therefore, are rarely used alone.

Numerous studies and medical publications indicate that embolotherapy has been used for decades to treat liver cancer. For example, particle embolization is commonly used in Japan to manage liver cancer patients. In the United States, embolic particles are commonly injected with chemotherapeutic agents to control and limit distribution of the chemotherapy agents, thereby increasing the therapeutic exposure at the target area.

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

Recently, a new, targeted approach to treating liver cancer, using radioactive particles, has become available. These particles, which are similar to our Embosphere Microspheres, are delivered in a targeted fashion, through catheters placed in the feeding vessels near the tumor site. We have been working on related technologies, which we believe will offer significant advantages over the first generation products currently available.

Non-Embolotherapy Applications

Although our current focus is to develop our embolotherapy business, we believe there are numerous applications for our core technology in non-embolotherapy applications, particularly as bulking agents to replace or supplement tissue support. Bulking agents are materials, injected into body sites, used to provide extra physical support where normal anatomic support is not present. These applications include: stress urinary incontinence, gastro esophageal reflux disease, urinary reflux in infants and certain skin conditions.

We have developed a number of technologies related to non-embolotherapy applications that have resulted in numerous patent applications. Although we are currently focusing our resources and efforts on the embolotherapy business, we believe that this technology represents a valuable intellectual property asset for us.

OUR BUSINESS STRATEGY

Our goal is to maintain a global leadership position in embolotherapy. Elements of our strategy to accomplish this goal include:

•	Leverage our FDA clearance to help grow UFE procedures in the United States and around the world. We are seeking to grow the embolotherapy business worldwide, specifically the UFE procedure, by increasing awareness of the availability and benefits of this procedure. We achieved successful regulatory clearance in the United States for use of our Embosphere Microsphere product in UFE in late 2002. We have developed a multi-element sales and marketing campaign and are seeking to improve awareness of UFE to prospective patients and referring physicians in the United States. We also are supporting numerous training programs to increase the number of physicians who are trained to perform UFE.

•	Maintain our technology leadership. We are seeking to maintain our current technology leadership by continuously introducing new products and product improvements, through both internally developed and externally acquired technologies, that improve and broaden the use of embolotherapy techniques. We have an established track record of introducing new innovations to the embolotherapy market. We introduced our first commercial microsphere in Europe in 1997 and in the United States in 2000; the first colorized microsphere, our EmboGold product, in 2001; the first sterilized vial in 2001; and, the first pre-filled sterilized syringe in 2001. Additionally, this past year we introduced two new accessory embolotherapy products designed specifically to deliver our products and other embolic particles. In 2002, we became the first company with a product that is FDA cleared for use in UFE. We are developing a product pipeline that we expect can produce new products and product improvements.

PRODUCTS

Our innovative microsphere technology evolved out of approximately 15 years of research and development of polymer formulations used in the field of biological separations and drug purification. In 1999, we made a strategic decision to focus all of our resources on microsphere technologies for medical applications.

The following table summarizes information about our principal products and products under research and development.

PRODUCT / PRODUCT CANDIDATES	POTENTIAL MARKETS	STATUS
Embosphere® Microspheres	Uterine fibroids, hypervascularized tumors, arteriovenous malformations	Marketed in United States, Canada, Australia and European Union

EmboGold® Microspheres	Hypervascularized tumors, arteriovenous malformations	Marketed in United States, Canada, Australia and European Union

EmboCath® Infusion Catheter	Peripheral embolization procedures	Marketed in the United States, Canada and European Union

Segway® Guidewire	Peripheral embolization procedures	Marketed in the United States, Canada and European Union

Hepasphere SAP™ Microspheres	Liver cancer	Seeking CE Mark approval in the European Union. Clinical evaluation in Japan.

TempRx™ Microspheres	Trauma, hemorrhage	Early Stage Pre-clinical Research

Radiosphere™ Microspheres	Cancer	Early Stage Pre-clinical Research

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

We believe that UFE will become the principal application for our microsphere products. The majority of our revenues in the United States is currently derived from the sale of our microspheres for UFE. Uterine fibroid embolization is a minimally invasive procedure, performed by interventional radiologists, in which microspheres are injected through a small catheter into the blood vessels that supply the uterus. Blood flow guides these particles into the network of vessels that preferentially flow toward the fibroids, thereby preferentially blocking the blood supply to the fibroids, but not to the surrounding healthy tissue. The goal of the uterine fibroid embolization procedure is to eliminate the flow of blood to the uterine fibroids, thereby causing fibroid shrinkage and alleviating related symptoms, while preserving normal uterine and ovarian function.

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

Although the effect of uterine fibroid embolization on continued fertility or the effect to fetal development has not been studied extensively, and our 510(k) clearance does not include women who intend future pregnancy, we believe that uterine fibroid embolization has the potential to preserve the fertility of at least some of the patients that would otherwise be lost through hysterectomy or may be compromised by the use of current therapies or technologies, and to reduce or eliminate the risk of recurrence of the uterine fibroid tumors and the complications associated with myomectomy. Most uterine fibroid embolization procedures can be performed in less than one hour, while the patient is sedated, but awake. The patient generally stays overnight in the hospital to manage any discomfort associated with the procedure and typically returns to everyday activities in several days. In contrast, hysterectomy patients undergo general anesthesia, stay in the hospital for four to five days and have a recovery period lasting up to six to eight weeks.

Our Embosphere Microspheres are also being used in other disease areas and procedures, including liver cancer, arteriovenous malformations, pre-operative embolization and trauma, although we are devoting substantially all of our internal efforts to marketing and selling this product for UFE.

Independent studies have indicated that Embosphere Microspheres have a variety of characteristics that may make them preferable to current alternative particles. These include:

•	Uniform Spherical Shape/Calibrated Particle Size. We are able to synthesize beads with uniform sizing and a spherical shape. When embolic materials are non-spherical or irregularly sized, as is the case with the polyvinyl alcohol, or PVA, particles that have been historically used in these applications, clinicians find vessel targeting more difficult, and may also experience an increased incidence in unwanted embolization of blood vessels away from the site of the tumor.

•	Compliant and Resilient Properties. We have developed a soft, elastic microsphere that has the capability to compress significantly, thus facilitating delivery through microcatheters. Many clinicians prefer using microcatheters during embolization, since such catheters minimize the frequency of artery or vessel spasm during the procedure. Vessel spasm can be of particular concern during uterine fibroid embolization as it can disrupt the flow of blood. Clinicians rely on blood flow during embolization to direct the microspheres to the vessel targeted for occlusion.

•	Hydrophilic Properties. As a result of the materials used to manufacture microspheres, our products are hydrophilic, which means that they absorb moisture. This characteristic is important in that it prevents the microspheres from clumping in the catheter or in the artery during the procedure.

•	Non-biodegradability. Our microspheres are composed of a synthetic three-component polymer that is compatible with the human body. This polymer is insoluble and non-biodegradable. We believe, therefore, that our Embosphere Microspheres are an appropriate agent for permanent vessel occlusion.

•	Cell Adhesion. Our Embosphere Microspheres are cross-linked with a cell adhesion promoter composed of gelatin. This material promotes cell adhesion, resulting in a more rapid, stable and complete occlusion of the vessel.

•	Charged Surface Property. Our microspheres are positively charged, enhancing attraction to the negatively charged blood vessel wall. This attachment to the vessel wall minimizes the potential for the microspheres to migrate to non-targeted vessels.

Embosphere Microspheres are currently available in six sizes, from 40 to 1,200 microns. They are designed to precisely fit the blood vessels, resulting in targeted and controlled occlusion. They can be used with our accessory catheter products or with any other commercially available catheter and delivery systems.

EmboGold® Microspheres

EmboGold Microspheres were launched in the United States in September 2001 after receiving FDA clearance for treatment of hypervascularized tumors and arteriovenous malformations. In March 2002, we received CE Mark approval in the European Union. This product enhancement adds color to the spheres for improved visibility during preparation and injection. We do not have FDA clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and have determined not to seek such approval at this time. We made this decision because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of pain and/or rash.

Hepasphere SAP™ Microspheres

We are seeking to obtain CE Mark approval of our Hepasphere SAP Microspheres in the European Union and Hepasphere SAP Microspheres are currently in clinical evaluation in Japan. This product shares some features with our Embosphere Microspheres, which also are used for the treatment of liver cancer and, in addition, they expand in size. Like UFE, targeted liver embolotherapy is intended to starve the liver tumor without damaging the surrounding tissue or causing any adverse side effects on other parts of the body, such as those associated with chemotherapy and radiation. In September 1999, we obtained a worldwide exclusive license to Hepasphere SAP Microsphere from Dr. Shinichi Hori.

TempRx™ Microspheres

We believe that a significant opportunity exists for temporary or resorbing embolic materials. Currently, embolic materials are frequently used to temporarily treat internal bleeding from trauma or specific disease, and we believe that this could be a suitable application for temporary embolics. We believe that there is also a growing interest to use temporary or dissolving embolics in many current embolization applications, including liver and fibroid embolization. We are currently conducting early stage pre-clinical research on our TempRx Microspheres as temporary embolics.

Radiosphere™ Microspheres

We are currently conducting early stage pre-clinical research on our Radiosphere Microspheres, through which we are seeking to adapt our microsphere technology in order to create radioactive compounds for targeted delivery of radiation therapy. We believe that the targeting of radiation doses through the body’s blood vessels is a potentially superior method to external radiation treatment modalities because it offers a conceptually optimum way of uniformly dosing the tissue that is most actively proliferating while, at the same time, minimizing dosage to non-targeted areas. We also believe our technology will offer significant benefits to physicians and patients compared with first generation products recently introduced.

Delivery Systems

During 2002, we introduced our EmboCath Infusion Catheter and our Segway Guidewire, which are our first products in our delivery system line. We are seeking to further develop this pipeline with new delivery products and product enhancements.

In November 2001, we received FDA clearance to market our EmboCath Infusion Catheter. The EmboCath Infusion Catheter is a microcatheter that is designed to be used to inject embolic material in the pelvic and abdominal region and has properties that we believe optimize the unique design of our hydrophilic and compressible microspheres, including the largest inside diameter available on the market in this size range, a specially designed hub to enable easy transfer of embolic agents from the syringe through the catheter, a hydrophilic coating and variable stiffness shaft to enable responsive yet supple handling.

In 2002, we introduced our Segway Guidewire, designed specifically for use with our EmboCath Infusion Catheter. The unique, proprietary design offers advanced features developed for use in cardiology applications. Guidewires are used in most intravascular catheter procedures to establish a support structure to aid placement of the catheter.

Other Non-Strategic Products

In addition to our Embosphere Microspheres products, we sell barium delivery kits and other ancillary products in the European Union. Barium is purchased from Guerbet Medical and resold for use in gastrointestinal medical testing. We sell other ancillary devices as medical products for hospital and physician use. While we generated a significant portion of our revenues in 2003 and 2002 from these non-strategic products, we do not expect these products to be a significant component of our future sales.

MARKETING AND SALES

We currently market our embolotherapy and delivery systems products through direct sales efforts in the United States and through a combination of direct sales, distributors, field representatives and direct marketing support in the European Union, Canada, the Middle East, Africa, the Far East, South America and other parts of the world.

As part of our sales and marketing efforts, we plan to attend major medical conventions throughout the world pertaining to our targeted markets and to invest in market development, including physician training and patient outreach. We are working closely with major academic centers to serve as centers for excellence for physician training, product evaluation and ongoing research. Many members of our medical advisory board are associated with these major academic centers.

RESEARCH AND DEVELOPMENT

Our research and development group is focusing on developing our product technology in three areas:

•	continuous improvement of our core technology;

•	new embolotherapy materials and platforms; and

•	complementary embolotherapy products.

Our core technologies include microsphere technologies, organic and inorganic polymer and surface chemistries for microsphere design and development, and expertise and know-how in microsphere manufacturing.

During the fiscal years ended December 31, 2003, 2002, and 2001, research and development expenses were $2.58 million, $3.97 million and $4.76 million, respectively.

COMPETITION

The primary competitive embolotherapy product has been polyvinyl alcohol, or PVA, a product introduced into the market more than 20 years ago. We encounter, and expect to continue to encounter, competition in the sale of our current and future embolotherapy products. Our principal competitors in the field of embolotherapy are Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated and Cordis Corporation (a Johnson & Johnson company), as well as companies selling or developing non-embolotherapy solutions for the disease states targeted by us. These competitors have, and our future competitors are likely to have, greater financial, operational, sales and marketing resources and more experience in research and development than we have. We compete primarily on the basis of product performance, ease of use, degree of targeted embolization control, and quality of patient outcome.

GOVERNMENT REGULATION

FDA Regulation. The FDA, and other federal, state, local, and foreign authorities, regulates our products and manufacturing activities. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, the FDA regulates the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Before a new device can be introduced into the market, generally, the manufacturer must obtain marketing clearance through a 510(k) notification or approval through a premarket approval application. We generally will be required to obtain 510(k) clearance or premarket approval prior to commercial distribution of future products or additional applications of current products.

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

Export Requirements. Products for export from Europe and from the United States are subject to foreign countries’ import requirements and the FDA’s or European regulating bodies’ exporting requirements. In addition to the import requirements of foreign countries, we must also comply with the United States laws governing the export of products regulated by the FDA. However, foreign countries often require, among other things, an FDA certificate for products for export. To obtain this certificate, the device manufacturer must certify to the FDA that the product has been granted clearance or approval in the United States and that the manufacturing facilities are in compliance with Good Manufacturing Practices regulations at the time of the last FDA inspection.

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

PROPRIETARY TECHNOLOGY AND PATENT RIGHTS

We seek to establish and protect our proprietary technologies and products through a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to maximize our intellectual property rights. We are pursuing patent coverage in the United States and foreign countries to protect the technology, inventions and improvements that we consider critical to the development of our products and business.

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

In addition, as part of the sale of our former core business to Invitrogen, Inc., formerly known as Life Technologies, in May 1999, we entered into a cross-license agreement with Invitrogen. Under that agreement, Invitrogen has granted to us an exclusive, worldwide, perpetual, royalty-free license to its technology and patents relating to our core field of development, including any improvement to that technology made prior to May 2004.

Under the agreement, we also granted to Invitrogen an exclusive, worldwide, perpetual, royalty-free license to any improvements to the technology they have licensed to us, which are useful in Invitrogen’s fields of development. Either party can terminate the agreement, and all licenses granted thereunder, on sixty days’ notice in the event of a breach of the agreement by the other party.

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

In 2003, we received a United States patent that is directed to methods and kits for dermal augmentation and tissue bulking using microspheres, which expires in 2019. Another U.S. patent application was allowed in 2003 and issued in early 2004, directed to a method of embolization using polyvinyl alcohol microspheres, which expires in 2019.

In 2002, we received a United States patent that is directed to the treatment of urinary incontinence using microparticles, which expires in 2019. A related patent application was also awarded to us in 2002, directed to the use of microspheres in dermal augmentation, which expires in 2020.

We have numerous US patent applications currently pending. Almost all of these applications have corresponding European applications pending. The subjects of the patents include new material for embolization, new uses of our material outside of embolization and new methods of using our material for embolization and other applications.

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

EMPLOYEES

As of December 31, 2003, we employed 74 persons. Of these employees, 10 are primarily engaged in research, development and clinical activities, 21 are engaged in manufacturing, 31 are engaged in sales and marketing, and the remainder are engaged in finance and administration. Of these 74 persons, 40 are located in the United States and 34 are located in France.

Our employees in the United States are not covered by a collective bargaining agreement. In Europe, our employees are covered by the provisions of an agreement setting forth national guidelines and standards for labor relations within our industry. We consider our relations with our employees to be good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the following risk factors, in addition to other information included in this annual report, in evaluating BioSphere and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

RISK RELATING TO OUR FUTURE PROFITABILITY

Because We Have a History of Losses and Our Future Profitability is Uncertain, Our Common Stock is a Speculative Investment.

We have incurred operating losses since our inception and, as of December 31, 2003, had an accumulated deficit of approximately $68.59 million. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses until at least the fourth quarter of 2004, as we expand our commercialization efforts. If we are unable to maintain expected cost and expense levels and/or increase sales, then we may extend operating losses beyond the fourth quarter of 2004.

We may never become profitable. If we do become profitable, we may not remain profitable on a continuing basis. Our failure to become and remain profitable would depress the market price of our common stock and impair our ability to raise capital and expand, diversify or continue our operations.

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY

If We Do Not Achieve Widespread Market Acceptance of the UFE Procedure, Our Business Prospects Will Be Seriously Harmed.

Our microspheres are based on new technologies and therapeutic approaches. In the United States, we began selling our microspheres product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in the embolization of uterine fibroids.

To date we have not achieved widespread market acceptance of the UFE procedure. Our success will depend upon the medical community’s, patients’ and third-party payers’ continued acceptance of the UFE procedure as medically therapeutic and cost-effective. Our future success will also depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive UFE using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

Negative publicity associated with any adverse medical effects attributed to embolization treatments generally, or our products specifically, may create the market perception that our products are unsafe. For example, patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, rashes, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. We are also aware of reports that a small number of the patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of pain and/or rash.

Our microspheres are designed to remain in the body permanently. As a result, there is some risk that some or all of the microspheres used in a medical procedure may travel in the blood system beyond the intended surgical site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death. Moreover, to use our microspheres correctly for a particular medical procedure, trained physicians must select and use the proper size and quantity. A physician’s selection and use of the wrong size or quantity of our microspheres could potentially have significant adverse health effects on the patient, including death. It will be necessary for us to spend significant amounts of money and allocate management resources to educate physicians about the selection and use of the proper size and quantity of microspheres in patient therapy. In addition, there is only limited data concerning the long-term health effects on persons receiving embolotherapy using our microspheres. The effect of uterine fibroid embolization on continued fertility or the effect to fetal development has not been studied extensively, and our 510(k) clearance does not include women who intend future pregnancy.

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

In the first quarter of 2003, we launched our ASK4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third party payers of UFE as an alternative fibroid treatment to surgery. To date, we believe that a very small segment of the population is familiar with the treatment option. We believe the majority of our revenues in the United States for the years ended December 31, 2003 and 2002 was derived from the sale of Embosphere Microspheres and EmboGold Microspheres, for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenues, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to market Embosphere Microspheres for the treatment of UFE, and if we are not successful in marketing Embosphere Microspheres for UFE, our product revenues profitability and success will be adversely affected. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventory.

If We Experience Delays, Difficulties or Unanticipated Costs in Establishing the Sales, Distribution and Marketing Capabilities Necessary to Successfully Commercialize Our Products, We Will Have Difficulty Maintaining and Increasing Our Sales.

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

We May Be Required to Expend Significant Resources for Research, Development, Testing and Regulatory Approval of Our Products Under Development, and These Products May Not Be Developed Successfully.

We are developing and commercializing products for medical applications using embolotherapy techniques. Our next-generation embolotherapy product candidates are still in the early stages of research and development. These products, if successfully developed, may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, pre-clinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

•	be developed successfully;

•	be proven safe and effective in clinical trials;

•	offer therapeutic or other improvements over current treatments and products;

•	meet applicable regulatory standards or receive regulatory approvals;

•	be capable of production in commercial quantities at acceptable costs; or

•	be successfully marketed.

If We Do Not Develop and Introduce New Products, We May Not Achieve Revenue Opportunities.

We derived approximately 16% of our revenues for the year ended December 31, 2003, and 14% of our revenues for the year ended December 31, 2002, from the sale of non-strategic medical device products that we do not expect to constitute a significant portion of our revenues on an ongoing basis. In addition, we believe that a significant portion of our revenues for the years ended December 31, 2003 and 2002 was derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek clearance from the FDA to market directly for UFE. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Our nearest term product candidate opportunities are our Hepasphere SAP Microspheres, which are currently in clinical evaluation in Japan, and our TempRx Microspheres and Radiosphere Microspheres product candidates. If we are not successful in developing these or other new applications and products, we may not achieve revenue opportunities.

If We Are Unable to Obtain Adequate Product Liability Insurance, then We May Have to Pay Significant Monetary Damages in a Successful Product Liability Claim Against Us.

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

If We Are Not Able to Compete Effectively, We May Experience Decreased Demand for Our Products, Which May Result in Price Reductions.

We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. We have experienced increased competition since receiving FDA clearance for use of our Embosphere Microspheres for UFE. Our success depends upon our ability to develop and maintain a competitive position in the embolotherapy market. Our key medical device competitors are Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated and Cordis Corporation, a Johnson & Johnson company. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products quicker or at less cost, that compete with our microsphere products. For example, in the fourth quarter of 2002, some of our competitors provided free or reduced price samples of competitive product. The availability of these free or reduced priced samples adversely affected our products revenues in the fourth quarter of 2002 and the year ended December 31, 2003. Currently, the primary products with which our microspheres compete for some of our applications are polyvinyl alcohol, polymerizing gels and coils. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our market and continue to commercially develop our business. Moreover, we may not be able to compete effectively, and competitive pressures may result in less demand for our products and impair our ability to become profitable.

If We Fail to Maintain, Or in Some Instances Obtain, an Adequate Level of Reimbursement for Our Products by Third-Party Payers, There May Be No Commercially Viable Markets for Our Products.

The availability and levels of reimbursement by governmental and other third-party payers affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices that companies such as ours charge for medical products. In some foreign countries, particularly the countries of the European Union where our microsphere products are currently marketed and sold, the pricing of medical devices is subject to governmental control, and the prices charged for our products have in some instances been reduced as a result of these controls. Additionally, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. These proposals, if adopted, could result in less revenues per procedure for us, and could affect our ability to market our products profitably.

If We Do Not Retain Our Senior Management, Other Key Employees, Scientific Collaborators and Advisors, We May Not Be Able to Successfully Implement Our Business Strategy.

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

If We Make Any Acquisitions, We Will Incur a Variety of Costs and May Never Successfully Integrate the Acquired Business into Ours.

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

Because Sepracor Inc. Owns a Significant Amount of Our Common Stock, It May Be Able to Exert Control Over Us.

As of December 31, 2003, Sepracor Inc. owned approximately 23% of our outstanding common stock and currently two of our directors are executive officers of Sepracor. Accordingly, Sepracor may have significant influence over corporate actions requiring stockholder approval, such as the election of director’s, amendment of our charter documents and the approval of merger or significant asset sale transactions.

This ownership concentration could cause the market price of our common stock to decline. In addition, conflicts of interest between Sepracor and us may arise, including with respect to competitive business activities and control of our management and our affairs.

Our Subsidiary’s Litigation with Terumo Could Be Expensive and Time Consuming and Any Adverse Decision by a Court Could Require the Payment of Money to Terumo.

On January 27, 2003, our French subsidiary, BioSphere Medical, S.A., received notice from Terumo Europe, N.V. that Terumo initiated legal proceedings in the Commercial Court of Pontoise, France alleging that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A. BioSphere Medical, S.A. and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of EmboSphere Microsphere and EmboGold Microsphere products in certain countries of Europe.

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

RISKS RELATING TO REGULATORY MATTERS

If We Do Not Obtain and Maintain the Regulatory Approvals Required to Market and Sell Our Products, Then Our Business May Be Unsuccessful and the Market Price of Our Stock May Decline.

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

If the FDA Or Other Regulatory Agencies Place Restrictions On, Or Impose Additional Approval Requirements with Respect to Products We Are Then Marketing, We May Incur Substantial Additional Costs and Experience Delays Or Difficulties in Continuing to Market and Sell These Products.

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

If We Fail to Comply with Regulatory Laws and Regulations, We Will Be Subject to Enforcement Actions, Which Will Affect Our Ability to Market and Sell Our Products and May Harm Our Reputation.

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

RISKS RELATING TO INTELLECTUAL PROPERTY

If We Are Unable to Obtain Patent Protection for Our Products, Their Competitive Value Could Decline.

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

If We Become Involved in Expensive Patent Litigation Or Other Proceedings to Enforce Our Patent Rights, We Could Incur Substantial Costs and Expenses Or Substantial Liability for Damages Or Be Required to Stop Our Product Development and Commercialization Efforts.

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

If Any of Our Licenses to Use Third-Party Technologies in Our Products Are Terminated, We May Be Unable to Develop, Market Or Sell Our Products.

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

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

We Will Continue to Need Additional Funds, and if Additional Capital Is Not Available, We May Have to Limit, Scale Back Or Cease Our Operations.

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

Our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, the amount of revenues we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE, changes in our UFE regulatory and marketing programs, production costs, anticipated research and development efforts, costs and time involved in pre-clinical and clinical testing, costs resulting from changes in the focus and direction of our research and development programs, competitive advances that make it harder for us to market and sell our products, the timing and cost of FDA regulatory review and the market’s acceptance of any approved products.

We also expect to incur additional costs related to ongoing research and development activities, pre-clinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions, as well as costs relating to further market development and commercialization efforts. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies. To continue our operations beyond the first quarter of 2005 and to fund the additional costs we expect to incur, we may need to raise substantial additional funds through additional public or private sales of equity, through borrowings, or through other financings. There is no assurance that we will be able to obtain any additional funds on acceptable terms. If adequate funds are not available, we may be required to delay, scale back or eliminate some of our research, development, sales and marketing initiatives, which would have a material adverse effect on our business, results of operations and ability to achieve profitability.

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

Further, if we issue additional equity securities, the new equity securities may have rights or warrants or other securities exercisable for, or convertible into our capital stock, preferences or privileges senior to those of existing holders of our common stock. Alternatively, we may borrow money from commercial lenders, possibly at high interest rates, which will increase the risk of your investment in us.

If Operating Results Fluctuate Significantly from Quarter to Quarter, Then Our Stock Price May Decline.

Our operating results could fluctuate significantly from quarter to quarter. These fluctuations may be due to several factors, including the timing and volume of customer orders for our commercial products, procedure cancellations, introduction of competitive products and general economic conditions. We also expect that our operating results will be affected by seasonality. We expect our revenue growth to subside in the third quarter of each year from the first two quarters of each year because we do a significant percentage of our business in the European Union, which typically experiences a slowdown of business during the summer months. Due to these fluctuations, our operating results in some quarters may not meet the expectations of our investors. In that case, our stock price may decline.

In addition, a large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenues decline or do not grow as much as we anticipate, we might not be able to improve our operating margins. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

RISKS RELATING TO THE PRODUCTION AND SUPPLY OF OUR PRODUCTS

If We Experience Manufacturing Delays Or Interruptions in Production, Then We May Experience Customer Dissatisfaction and Our Reputation Could Suffer.

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

We Intend to Replace Syringes Containing Our Microspheres Products Because of Shelf Life Limitations on the Saline Solution Contained Within the Syringes, and Reserves We Have Taken May Not Be Adequate.

We will incur costs in connection with replacing syringes containing our microspheres products because of shelf life limitations of the saline solution contained within the syringes. These costs may be in excess of those currently reserved for product obsolescence, excess inventory, warranty claims and product returns. These reserves may not be adequate to cover all costs associated with these items. If these reserves are inadequate, we would be required to incur unanticipated expenses which could result in unexpected fluctuations in quarterly operating results.

Because We Rely On a Limited Number of Suppliers, We May Experience Difficulty in Meeting Our Customers’ Demands for Our Products in a Timely Manner Or Within Budget.

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

RISKS RELATING TO OUR FOREIGN OPERATIONS

If We Are Unable to Meet the Operational, Legal and Financial Challenges That We Will Encounter in Our International Operations, We May Not Be Able to Grow Our Business.

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

Because We Translate Foreign Currency from International Sales, Costs and Expenses Into U.S. Dollars We May Incur Losses Due to Fluctuations in Foreign Currency Translations.

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

RISK RELATING TO OUR STOCK PRICE

Because the Market Price of Our Stock Is Highly Volatile, Investments In Our Stock Could Rapidly Lose Their Value and We May Incur Significant Costs from Class Action Litigation.

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

Item 2.    PROPERTIES

We currently lease office and manufacturing facilities in Rockland, Massachusetts, and Roissy, France. Our Rockland, Massachusetts office includes approximately 13,000 square feet of corporate offices and laboratory space pursuant to a five-year lease expiring in March of 2005. Our Roissy, France facility includes approximately 18,150 square feet of office, laboratory and manufacturing space and is leased through May of 2010.

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

Item 3.    LEGAL PROCEEDINGS

On January 27, 2003, Our French subsidiary, BioSphere Medical, S.A., received notice from Terumo Europe, N.V. that Terumo had initiated legal proceedings in the Commercial Court of Pontoise, France alleging that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A. BioSphere Medical, S.A. and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of BioSphere Medical, S.A.’s Embosphere Microsphere and EmboGold Microsphere products in certain countries of Europe. It is not possible at this time to make a reasonable assessment as to the final outcome of this proceeding. We strongly believe that Terumo’s allegations are without merit and we will vigorously defend the claims it has made against us.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the quarter ended December 31, 2003.

EXECUTIVE OFFICERS

Our executive officers, their respective ages as of December 31, 2003 and their positions are as follows:

Name	Age	Position
Paul A. Looney	64	President, Chief Executive Officer and Chairman
Thomas M. Keenan	51	Vice President, U.S. Sales and Marketing
Jonathan R. McGrath	49	Vice President, Research and Development
Robert M. Palladino	49	Executive Vice President and Chief Financial Officer
Peter C. Sutcliffe	54	Vice President, Manufacturing

Paul A. Looney, age 64, has served as President, Chief Executive Officer and Chairman of the Board of Directors since August 2002. Mr. Looney has served as a director since January 1994. From 1999 until his election as President and Chief Executive Officer of BioSphere in August 2002, Mr. Looney served as President and Chief Operating Officer of Biopure Corporation, a biopharmaceutical company. From May 1995 until July 1999, Mr. Looney was a consultant to various biotechnology companies. From 1993 to 1995, Mr. Looney served as President and Chief Executive Officer of Corning Costar Corporation, a life science products company and a wholly owned subsidiary of Corning, Inc.

Thomas M. Keenan, age 51, has served as Vice President U.S. Sales and Marketing since May 2003, and as Vice President, International Sales and Marketing since March of 2002. From November 1996 to early 2001, he was President and CEO of EKOS Corporation, a cardiovascular device company. From 1993 to 1996, Mr. Keenan served as Vice President, Marketing and Sales for CellPro Inc., a hematology and oncology biotechnology research company. From 1980 to 1993, Mr. Keenan worked for Boston Scientific Corporation, a medical device company, in several capacities including Vice President of Marketing for the Medi-tech Division and Vice President of Sales and Marketing for the Boston Scientific International Division.

Jonathan R. McGrath, age 49, has served as Vice President, Worldwide Research and Development since August 1999. From 1995 to 1998, Mr. McGrath served as Vice President of Research and Development at Urologix, a urological device company. From 1990 to 1995, he served as Vice President of Research and Development at Schneider/Pfizer, a cardiovascular device company. From 1987 to 1990, Mr. McGrath served as the Vice President of Product Development & Operations at Harbor Medical, a surgical device company. From 1980 to 1987, Mr. McGrath held various positions at Boston Scientific Corporation, most recently as the Director of Metals Product Development.

Robert M. Palladino, age 49, has served as Chief Financial Officer and Executive Vice President since June 2002, and as Chief Financial Officer and Vice President since December 2000. From March 2000 to December 2000, Mr. Palladino served as Vice President and Chief Financial Officer of Coretek, Inc., a fiber optics manufacturer. From 1995 to 2000, he served as Vice President of Finance at C.P. Clare Corporation, a multinational electronics firm. From 1991 to 1995, Mr. Palladino also served as Assistant Treasurer at the Kendall Company, a health care products manufacturer.

Peter C. Sutcliffe, age 54, has served as Vice President, Manufacturing since October 2002. Mr. Sutcliffe served as the Vice President for North American Manufacturing for Whatman, Plc., a life science filtration company, from May 2001 until October 2002. From May 1996 to May 2001, he was the Chief Operating Officer for HemaSure, Inc., a manufacturer and supplier of blood filters. From May 1982 until May 1996, Mr. Sutcliffe held the position of Vice President of Manufacturing for Corning Costar Company, a life science products company. Prior to Costar, he held manufacturing management positions with Millipore, a high technology bioscience company from October 1976 until May 1982.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq National Market. On March 1, 2004, the closing price of our common stock on the Nasdaq National Market was $5.11 and there were approximately 119 stockholders of record of our common stock.

The following table shows the range of high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the last two fiscal years.

	2003
	High	Low
First Quarter	$6.75	$3.50
Second Quarter	$6.20	$4.15
Third Quarter	$6.33	$2.80
Fourth Quarter	$4.45	$2.70

	2002
	High	Low
First Quarter	$12.30	$6.48
Second Quarter	$8.28	$3.20
Third Quarter	$4.50	$2.40
Fourth Quarter	$7.60	$2.28

We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

Item 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes to those statements and other financial information included elsewhere in this Annual Report on Form 10-K.

Year Ended December 31,	2003	2002	2001	2000	1999
(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product sales	$12,803	$12,152	$8,752	$3,961	$2,263
License fees and collaboration revenues	—	—	250	—	3

Total revenues	12,803	12,152	9,002	3,961	2,266
Costs and expenses:
Costs of product sales	5,558	3,261	2,356	1,461	1,404
Research and development	2,577	3,971	4,755	2,517	968
Sales	5,427	4,997	6,137	2,247	1,253
Marketing	4,096	3,024	3,305	2,038	—
General and administrative	3,126	4,006	3,397	3,562	2,750
Stock-based compensation to non-employees	39	38	—	1,261	—

Total costs and expenses	20,823	19,297	19,950	13,086	6,375

Loss from operations	(8,020)	(7,145)	(10,948)	(9,125)	(4,109)
Other income (expense):
Interest income	135	398	794	715	234
Interest expense	(27)	(29)	(31)	(54)	(134)
Other	583	214	(72)	17	15

Net loss from continuing operations before income taxes	(7,329)	(6,562)	(10,257)	(8,447)	(3,994)
Income tax benefit (provision)	(23)	181	(88)	—	—

Loss from continuing operations	(7,352)	(6,381)	(10,345)	(8,447)	$(3,994)
Loss from discontinued operations	—	—	—	—	(539)

Net loss	$(7,352)	$(6,381)	$(10,345)	$(8,447)	$(4,533)

Basic and diluted net loss per common share from continuing operations	$(0.55)	$(0.49)	$(0.89)	$(0.87)	$(0.47)
Basic and diluted net loss per common share from discontinued operations	—	—	—	—	(0.06)

Basic and diluted net loss per common share	$(0.55)	$(0.49)	$(0.89)	$(0.87)	$(0.53)
Basic and diluted weighted average number of common shares outstanding	13,462	12,988	11,642	9,700	8,456

Balance Sheet Data as of December 31,	2003	2002	2001	2000	1999
(In thousands)
Cash, cash equivalents and marketable securities	$7,575	$14,738	$23,119	$15,276	$5,368
Working capital	10,704	17,008	22,789	14,136	4,490
Total assets	17,002	23,928	29,984	19,306	7,496
Long-term debt and minority interest acquisition obligation	171	270	303	575	945
Stockholders’ equity	13,525	20,259	25,873	15,686	4,588

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Business-Factors That May Affect Future Results” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We develop, manufacture and market products for medical applications using embolotherapy techniques. Our core technologies, consisting of patented bio-engineered polymers and manufacturing methods, are used to produce miniature spherical beads with unique properties for a variety of applications. Embolotherapy works by reducing blood flow to targeted areas of the body. The procedure is performed by injecting particles through a catheter into the blood vessels that feed these target areas. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, resulting in therapeutic benefit.

We generate revenues primarily from product sales of our Embosphere Microspheres and EmboGold Microspheres in North America. To a lesser extent, we also generate revenues from product sales in Europe and other geographic territories including the Middle East, Africa, South America, and the Far East. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath Catheter and our Segway Guidewire, as well as our other non-embolotherapy products, including barium and other ancillary medical devices. We derived a majority of our revenues in the United States for the years ended December 31, 2003 and 2002 from the sale of Embosphere Microspheres and EmboGold Microspheres for use in uterine fibroid embolization, or UFE.

In April 2000, we received clearance from the FDA for the use of Embosphere Microspheres in the embolization of hypervascularized tumors and arteriovenous malformations. In November 2002, we received additional clearance from the FDA to market our Embosphere Microspheres for use in treating symptomatic uterine fibroids. We do not have FDA clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and determined in 2003 not to seek such approval at this time. We made this decision because of reports that a small number of the patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of pain and/or rash. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventory.

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

Our principal focus is on growing our Embosphere Microsphere business worldwide, which we believe will be a key driver to our success. We have not yet received widespread market acceptance of the UFE procedure. Our success will depend upon the acceptance by the medical community, patients and third party payers of the UFE procedure as medically therapeutic and cost effective. In late 2002, after receiving UFE marketing clearance for our Embosphere Microspheres, we began an aggressive marketing strategy to promote UFE through our ASK4UFE™ awareness and education program and also to specifically promote our Embosphere Microspheres as the choice of treatment for UFE.

We have experienced operating losses in each fiscal period since our inception. As of December 31, 2003, we had approximately $7.58 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $68.59 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to experience continued operating losses until at least the fourth quarter of 2004 as we execute our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

Research and Development

The following table identifies each of our major product and research and development programs and the current development phase of each product.

Product / Product Candidate	Development Status
Embosphere® Microspheres	Marketed in United States, Canada, Australia and EU
EmboGold® Microspheres	Marketed in United States, Canada, Australia and EU
EmboCath® Infusion Catheter	Marketed in the United States, Canada and EU
Segway® Guidewire	Marketed in the United States, Canada and EU
Hepasphere SAP™ Microspheres	Clinical evaluation in Japan, seeking CE Mark approval in the EU
TempRx™ Microspheres	Early Stage Pre-clinical Research
Radiosphere™ Microspheres	Early Stage Pre-clinical Research

Research and development expenses relate primarily to:

•	research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology;

•	pre-clinical testing and clinical trials of product candidates;

•	development related to improving manufacturing processes; and

•	product and production facilities validation processes under FDA Good Manufacturing Practices.

Total research and development expenses were $2.58 million, $3.97 million and $4.76 million for the years ended December 31, 2003, 2002 and 2001, respectively, representing approximately 12%, 21% and 24% of our total costs and expenses for the years ended December 31, 2003, 2002 and 2001, respectively. Our research and development functions typically work on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs such as salary and salary-related benefits, rent, equipment depreciation, utilities, insurance and maintenance are shared among various programs. Accordingly, we have not historically tracked specific costs for each of our research and development projects.

There is a risk that any medical device development program may not produce revenue. Moreover, because of uncertainties inherent in medical device development, including those factors described above under “Business – Risk Factors That May Affect Results,” we may not be able to successfully develop and commercialize any of the product candidates included in the table above.

As described in the table above, we are seeking CE mark approval for our Hepasphere SAP Microspheres, which are also in clinical evaluation in Japan. Our TempRx Microspheres and Radiosphere Microspheres product development initiatives are in pre-clinical and clinical evaluation. The successful development of these early-stage product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing medical devices, including the uncertainty of:

•	the scope, rate of progress and cost of clinical trials and other research and development activities undertaken by us;

•	future clinical trials results;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth above in “Business – Risk Factors That May Affect Results.”

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

Revenue Recognition

We comply with the revenue recognition guidelines summarized in Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as updated by SAB No. 104 “Revenue Recognition, corrected copy.” We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists (a valid purchase order from an approved customer), and the sales price is fixed. We establish reserves for potential sales returns and evaluate, on a monthly basis, the adequacy of those reserves based upon realized experience. Under our current policy, only those products on a customer’s initial order qualify for product satisfaction-related credit returns. To date, returns related to product satisfaction have been minimal and immaterial. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant change in product satisfaction and any resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Accounts Receivable

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical payment experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Substantially all of our receivables are due from hospitals, distributors, health care clinics, and managed care systems located throughout the United States, Australia, Canada, and Europe. A significant portion of products sold, both foreign and domestic, is ultimately funded through government reimbursement programs. As a consequence, changes in these programs can have an adverse impact on liquidity and profitability of our customer base.

Inventories

We value our inventory at the lower of the actual cost to purchase or manufacture the inventory or the market value for such inventory. We regularly review inventory quantities in process and on hand and record a provision for production loss and obsolete inventory based primarily on actual loss experience and on our estimated forecast of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our costs of product sales at the time of such determination. Although we make every effort to ensure the accuracy of our production process and forecasts of future product demand, any significant unanticipated changes in production yield or product demand could have a significant impact on the value of our inventory and our reported operating results.

Deferred Taxes

We use the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax bases of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate, on a quarterly basis, the ability to recover the deferred tax assets and the level of the valuation allowance. Due to the size of our net operating loss carry forward in relation to our history of unprofitable operations, we have not recognized any of our net deferred tax assets. During 2002, we recorded income tax benefits equal to the cumulative amount of recoverable prior years tax payments and expense (primarily foreign subsidiary and certain state minimum net worth tax) for current income. However, future improvements in operational performance could result in the increased certainty of our ability to apply our deferred tax assets against taxable income, which could, in turn, result in a significant impact on the value of our deferred tax assets and our reported operating results.

Results of Operations

Years Ended December 31, 2003 and 2002

Revenues. Total revenues for the year ended December 31, 2003 increased to $12.80 million from $12.15 million for the same period in 2002. Of the $650,000, or 5%, increase in product sales in 2003, $506,000 was due to the strengthening of the Euro against the U.S. dollar. The remaining $144,000 increase was due to worldwide sales growth of our EmboCath Catheter and our Segway Guidewire, which were launched in the fourth quarter of 2002. The majority of our revenues in 2003 was derived from the sale of Embosphere Microspheres. As a result of our strategic focus on UFE and other embolotherapy applications using our microsphere products, we expect that sales of Embosphere Microspheres and our ancillary embolotherapy delivery systems will continue to increase and will account for substantially all of our revenues in 2004.

Costs of Product Sales. Costs of product sales for the year ended December 31, 2003 were $5.56 million, compared with $3.26 million for the same period in 2002. The 70%, or $2.30 million, increase was primarily due to the following factors:

•	our manufacturing overhead increased $600,000 in 2003 from the establishment of a U.S. manufacturing team that we expect will assist in improving the overall quality and efficiency of the manufacturing process and increase the capacity of our French manufacturing facility;

•	the European launch of Embosphere Microspheres in sterile syringe packages that are manufactured through a sub- contractor agreement resulted in higher total unit cost, which contributed $500,000 to the increase;

•	we experienced a foreign currency impact of $500,000 due to a stronger Euro against the U.S. dollar;

•	we reserved an additional $185,000 in 2003 as compared to 2002 for obsolescence of specific sizes of Embosphere Microspheres and EmboGold Microspheres that were historically slow moving;

•	we launched our Segway Guidewire and EmboCath Catheter in the fourth quarter of 2002, and we experienced $150,000 in additional cost of product sales in 2003 in connection with a full year of sales volume; and

•	we incurred a one-time expense of $80,000 to streamline the delivery system supply chain, which is expected to result in future manufacturing cost savings.

Gross margin decreased 16% from $8.89 million or 73% in 2002 to $7.25 million or 57% in 2003, primarily due to the addition of fixed costs of product sales as described above, net of foreign currency translation adjustments.

We expect that future gross margin will be highly correlated with the following factors:

•	Revenue growth;

•	Production levels;

•	Foreign exchange rate movements; and

•	Sub-contracted manufacturer and supplier agreement terms and conditions.

Research and Development Expense. Total research and development expense for the year ended December 31, 2003 decreased to $2.58 million from $3.97 million in 2002. The 35%, or $1.39 million, decrease in 2003 as compared to 2002 was primarily due to the completion of our pivotal Phase II clinical trials in 2002 to support FDA-specific labeling clearance to use our microsphere products in the treatment of uterine fibroids. Total clinical costs were $226,000 and $982,000 for the years ended December 31, 2003 and 2002, respectively. Also contributing to the decrease in total research and development expenses in 2003 was a reduction in certain non-essential headcount after the completion of development related projects in 2003. We estimate that during the years ended December 31, 2003 and 2002, the majority of our research and development expenses were related to clinical trial costs, development and validation of our new embolotherapy products and packaging formats, development and validation of our EmboCath Catheter and Segway Guidewire, as well as salary and related benefit expenses and laboratory supplies related to our Radiosphere, TempRx and Hepasphere SAP programs.

Sales Expense. Sales expense for the year ended December 31, 2003 increased to $5.43 million from $5.04 million in 2002. Sales expense in 2002 included $38,000 of stock-based compensation to non-employees. The 8%, or $390,000, increase in the year ended December 31, 2003 was primarily due to salary and salary-related benefits as a result of an increase in headcount in the U.S. sales force and to a lesser degree the stronger Euro against the U.S. dollar.

Marketing Expense. Marketing expense for the year ended December 31, 2003 increased to $4.10 million, from $3.02 million for the same period in 2002. Marketing expense in 2003 includes $39,000 of stock-based compensation to non-employees. The 36%, or $1.08 million, increase was primarily due to expenses relating to our UFE awareness and education programs.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2003 decreased to $3.13 million from $4.01 million in 2002. The 22%, or $880,000, decrease was primarily due to the executive transition and severance expenses incurred in 2002 in connection with the departure of certain executives of the Company, and the reduced executive bonus expense in 2003.

Interest Income. Interest income for the year ended December 31, 2003 was $135,000 compared with $398,000 in 2002. The decrease in interest income from 2002 to 2003 was due primarily to decreases in the average daily invested cash balances and interest rates on available investment grade assets.

Interest Expense. Interest expense is generally incurred in relation to capital leases for the year ended December 31, 2003 and short-term working capital bank obligations. Interest expense for the year ended December 31, 2003 was relatively constant at $27,000 compared to $29,000 for the year ended December 31, 2002.

Other Income. Other income for the year ended December 31, 2003 increased to $583,000 from $214,000 in 2002. The increase in 2003 was due primarily to realized Euro-to-U.S. dollar foreign currency exchange gains associated with our intercompany trade accounts.

Income Tax Benefit (Provision). The 2003 income tax provision represents minimum corporate taxes due in both France and in the United States. Income tax benefit recorded during 2002 represents recoverable prior year tax expense. All other future tax benefits resulting from our operating losses have been reserved for in their entirety, as management believes the ability to realize any benefit against future taxable income is uncertain.

Years Ended December 31, 2002 and 2001

Revenues. Total revenues for the year ended December 31, 2002 increased to $12.15 million from $9.00 million for the same period in 2001. The 39%, or $3.40 million, increase in product sales in 2002 when compared to 2001 is primarily due to an increase in the volume of sales of EmboGold Microspheres and Embosphere Microspheres in North America. Also significantly contributing to the sales growth in 2002 was an increase in the average per-unit selling price of our microspheres, driven mostly by the September 2001 introduction of a premium priced EmboGold Microsphere in a pre-filled syringe package, and the May 2002 introduction of our new Embosphere Microspheres pre-filled syringe package. North American product sales increased to $8.68 million in 2002 from $6.01 million in 2001, an increase of 44%. Included in 2001 total revenues were $250,000 of collaboration revenues earned in relation to a supply agreement that was dissolved in 2001. As a result of our strategic focus on UFE and other embolotherapy applications using our microsphere products, we expect that sales of Embosphere Microspheres and our ancillary embolotherapy delivery systems will continue to increase and account for substantially all of our revenues in 2003.

Cost of Product Sales. Costs of products sales for the year ended December 31, 2002 were $3.26 million, compared with $2.36 million for the same period in 2001. The 38%, or $900,000, increase was primarily due to a 39% increase in product sales, partially offset by a shift in the aggregate product sales mix away from the lower margin European ancillary device products to the higher margin Embosphere Microspheres and EmboGold Microspheres products. Gross margin from all our device product sales for the year ended December 31, 2002 was $8.89 million, or approximately 73.2% of product sales, compared with $6.40 million, or 73.1% of product sales, for the same period in 2001.

Research and Development Expense. Total research and development expense for the year ended December 31, 2002 decreased to $3.97 million from $4.76 million in 2001. The 16.5%, or $784,000, decrease was primarily due to the completion of our pivotal Phase II clinical trials to support FDA-specific labeling clearance to use our microsphere products in the treatment of uterine fibroids. Total clinical costs were $982,000 and $1.62 million for the years ended December 31, 2002 and 2001, respectively. Also contributing to the decrease was a decline in new syringe and new vial packaging validation costs as we transitioned these products out of development and into production in late 2001. Offsetting the decrease, to a limited extent, was an increase in salary and related benefit expenses associated with increased research and development functions in the United States.

Sales and Marketing Expense. Sales and marketing expense for the year ended December 31, 2002 decreased to $8.06 million from $9.44 million in 2001. The 2002 period included $38,000 of stock-based compensation to non-employees. The 15%, or $1.38 million, reduction in sales and marketing expenses was primarily due to territory realignment to focus our efforts on geographic areas with higher anticipated procedural volume.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2002 increased to $4.0 million in 2002 from $3.40 million for the year ended December 31, 2001. The 18%, or $600,000, increase was primarily due to executive transition and severance expenses incurred in connection with the departures of the former CEO and European president. Offsetting the total general and administrative expense increase was the absence of litigation defense expenses during 2002 and the elimination of goodwill amortization expenses as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Interest Income (Expense). Interest income for the year ended December 31, 2002 was $398,000 compared with $794,000 in 2001. The decrease in interest income in 2002 was due primarily to decreases in the average daily invested cash balances and interest rates on available investment grade assets.

Interest Expense. Interest expense is generally incurred in relation to capital leases and short-term working capital bank obligations. Interest expense for the year ended December 31, 2002 was relatively constant at $29,000 compared to $31,000 for the year ended December 31, 2001.

Other Income (Expense). Other income (expense) for the year ended December 31, 2002 increased to $214,000 from ($72,000) in 2001. The increase in 2002 was due primarily to realized Euro-to-U.S. dollar foreign currency exchange gains associated with our intercompany trade accounts. The 2001 loss of ($72,000) was primarily comprised of realized foreign currency exchange losses. Also contributing to the increase in other income in 2002 was a $125,000 reversal during 2002 of a French statutory reserve established in connection with a 1995 business acquisition.

Income Tax Benefit. Income tax benefit recorded during 2002 represents recoverable prior year tax expense. All other tax benefit resulting from our operating losses has been reserved for in its entirety as management believes the ability to realize any benefit against future taxable income is uncertain.

Liquidity and Capital Resources

We have historically funded our operations from the net proceeds provided by public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by Sepracor, net revenues, bank financing, equipment financing leases and, to a lesser extent, the exercise of stock options. As of December 31, 2003, we had $7.58 million of cash, cash equivalents and marketable securities, a decrease of $7.16 million from $14.74 million as of December 31, 2002. This decrease resulted from $7.03 million used to fund operations, $273,000 used to purchase property and plant, and $463,000 in Euro to U.S. dollar foreign exchange rate adjustments. Offsetting these uses of cash were proceeds from stock option exercises and stock purchases under our employee stock purchase plan of $750,000. As of December 31, 2003, we had $10.70 million in working capital. We expect to finance our 2004 operations through our existing cash balances.

For the year ended December 31, 2003, we used $7.03 million in operating cash primarily to fund our sales, marketing, research and product development activities and to finance working capital requirements. Cash used in operations is expected to decrease over the remainder of 2004 as anticipated increases in product sales are expected to partially offset our operational and product development expenditures.

Net cash provided by investing activities was $4.81 million for the year ended December 31, 2003, and primarily represents transfers of investments to cash to fund current operational needs. Offsetting the total increase was $273,000 in property and equipment purchases. Property and equipment purchases during the year ended December 31, 2003 included the acquisition of certain manufacturing equipment for the packaging and sterilization of our Embosphere Microspheres syringes and vials at our facility in Roissy, France. We anticipate that the level of capital expenditures over the next twelve months will be approximately $160,000, which is comparable with levels of spending over the prior twelve-month period. These capital expenditures are principally related to the purchase of manufacturing, production and office equipment, consistent with our plan to expand our infrastructure capabilities. If available on favorable terms, we expect to finance certain future fixed asset acquisitions through leasing arrangements.

Net cash provided by financing activities was $610,000 for the twelve months ended December 31, 2003, of which $750,000 resulted from the exercise of common stock options, and from the proceeds of common stock sold under the employee stock purchase program. We also made payments of $140,000 towards long-term debt and capital lease obligations in the twelve-month period ending December 31, 2003.

We believe that our existing cash and other working capital, including the approximate $7.58 million in cash, cash equivalents and marketable securities that we have as of December 31, 2003, will be sufficient to fund our operating and capital requirements, as currently planned, at least into the first quarter of 2005. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, changes in our UFE marketing programs, anticipated research and development efforts, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review and the market’s acceptance of any approved products, including our Embosphere Microspheres for UFE.

We may incur additional costs, including costs related to ongoing research and development activities, pre-clinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions, as well as costs relating to further market development and commercialization efforts. We may also need additional funds for such activities and for possible strategic acquisitions of synergistic businesses, products and/or technologies. These additional funds may be substantial and raised from time to time through additional public or private sales of equity, through borrowings, or through other financings. There are no assurances that we will be able to obtain any additional funding that may be required, or that any such funding will be on acceptable terms.

Borrowing Arrangements

In March 2001, BMSA entered into a €152,450 ($191,000 equivalent as of December 31, 2003) term loan with a French national bank that is payable in Euros over four years and accrues interest at 5.4% per annum. The total loan balance outstanding as of December 31, 2003 was approximately €42,000 or $53,000.

In May 2002, we entered into a two-year credit facility with a bank under which we may borrow, subject to limitations defined in the agreement, up to $5.0 million for general working capital and corporate purposes. There were no borrowings outstanding under this agreement as of December 31, 2003. Each available 30, 60, 90 or 180-day advance shall bear interest at a per annum rate that we may select equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day LIBOR rate (1.10% to 1.18% of December 31, 2003) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. As of December 31, 2003, there was approximately $1.2 million available to borrow under this credit facility. Our ability to borrow under this credit line is dependent upon maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding the equity ownership of BMSA, as collateral. As of December 31, 2003, we were in compliance with all credit facility covenants.

Contractual Obligations

As of December 31, 2003, we are party to two operating leases for the lease of our facilities in Rockland, Massachusetts and Roissy, France. The Rockland, Massachusetts, lease expires in March 2005 and the Roissy, France operating lease expires in May 2010. During 2002, we entered into several non-cancelable capital lease agreements with various equipment-financing companies, in connection with the acquisition of certain manufacturing and computer equipment. The equipment leases have initial terms of 30 to 60 months with interest rates of 5.4% to 13.4%. Equipment leased under these arrangements serves as pledged capital with respect to each capital lease agreement.

Future cash payments, including interest, under contractual obligations in effect as of December 31, 2003, are as follows:

	Period					Thereafter	Total Contractual Obligations
	2004	2005	2006	2007	2008
	(In thousands)
Term Loans	$42	$11	—	—	—	—	$53
Operating Leases	546	282	$197	$197	$197	$265	1,684
Capital Leases	121	103	66	—	—	—	290

Total	$709	$396	$263	$197	$197	$265	$2,027

Related Party Transactions

During the year ended 2003, we did not have any related party transactions.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidations of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R, which supersedes FIN 46. FIN 46R will be applicable to all non-SPE’s created prior to February 1, 2003 by public companies that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004. The Company believes that the adoption of this standard will not have a material impact on its financial statements or our results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition, corrected copy,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of December 31, 2003, we did not participate in any derivative financial instruments or other financial and commodity instruments. However, in the future, we may consider certain financing instruments, including foreign currency forward contracts, or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro, and as of December 31, 2003, approximately €3,334,000, or $4,185,000, remained outstanding within the inter-company trade accounts. Accordingly, a hypothetical 10 percent increase in Euro to U.S. Dollar conversion rates would result in an approximate $465,000 foreign currency market-to-market change in the fair value of our inter-company trade account balance as of December 31, 2003. We have not engaged in formal currency hedging activities to date, but do have a limited natural hedge in that our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. Dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government and non-government debt securities. A hypothetical 100-basis-point increase in interest rates would result in an approximate $55,000 decrease in the fair value of our investments as of December 31, 2003. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. As of December 31, 2003, approximately 60% of the $5.53 million classified as available-for-sale marketable securities will mature within one year.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of BioSphere Medical, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of BioSphere Medical, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of BioSphere Medical, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 17, 2002 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioSphere Medical, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note B to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

January 22, 2004

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 17, 2002

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH BIOSPHERE MEDICAL, INC.’S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT IS PURSUANT TO THE “TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS,” ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THE PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2003. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,043	$4,112
Marketable securities	5,532	10,626
Accounts receivable, net of allowance for doubtful accounts of $180 and $117 as of December 31, 2003 and 2002, respectively	2,534	2,059
Inventories, net	3,496	3,179
Prepaid and other current assets	405	431

Total current assets	14,010	20,407
Property and equipment, net	1,497	1,692
Goodwill, net	1,443	1,443
Other assets	52	386

Total assets	$17,002	$23,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$824	$858
Accrued compensation	1,054	1,477
Other accrued expenses	1,279	941
Current portion of long-term debt and capital lease obligations	149	123

Total current liabilities	3,306	3,399
Long-term debt and capital lease obligations	171	270

Total liabilities	3,477	3,669
Commitments and contingencies (Note I)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 13,841,000 and 13,226,000 shares issued and outstanding as of December 31, 2003 and 2002, respectively	138	132
Additional paid-in capital	81,952	81,169
Accumulated deficit	(68,593)	(61,241)
Accumulated other comprehensive income	28	199

Total stockholders’ equity	13,525	20,259

Total liabilities and stockholders’ equity	$17,002	$23,928

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2003	2002	2001
Revenues:
Product sales	$12,803	$12,152	$8,752
Collaboration revenues	—	—	250

Total revenues	12,803	12,152	9,002

Costs and expenses:
Costs of product sales	5,558	3,261	2,356
Research and development	2,577	3,971	4,755
Sales (2)	5,427	4,997	6,137
Marketing (1)	4,096	3,024	3,305
General and administrative	3,126	4,006	3,397
Stock-based compensation to non-employees	39	38	—

Total costs and expenses	20,823	19,297	19,950

Loss from operations	(8,020)	(7,145)	(10,948)
Interest income	135	398	794
Interest expense	(27)	(29)	(31)
Other income / (expense), net	583	214	(72)

Loss before income taxes	(7,329)	(6,562)	(10,257)
Income tax benefit / (provision)	(23)	181	(88)

Net loss	$(7,352)	$(6,381)	$(10,345)

Basic and diluted net loss per common share	$(0.55)	$(0.49)	$(0.89)

Basic and diluted weighted average number of common shares outstanding	13,462	12,988	11,642

(1)	Excludes $39 in compensation charges relating to the issuance of stock options to non-employees in 2003
(2)	Excludes $38 in compensation charges relating to the issuance of stock options to non-employees in 2002

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2000	10,595	$106	$60,100	$(44,515)	$(5)	$15,686
Comprehensive loss:
Net loss	—	—	—	(10,345)	—	(10,345)
Translation adjustment	—	—	—	—	28	28

Total comprehensive loss						(10,317)
Issuance of common stock, net	2,000	20	20,334	—	—	20,354
Issuance of common stock under employee benefit and incentive plans	126	1	149	—	—	150

Balance at December 31, 2001	12,721	127	80,583	(54,860)	23	25,873
Comprehensive loss:
Net loss	—	—	—	(6,381)	—	(6,381)
Unrealized gain on marketable securities	—	—	—	—	21	21
Translation adjustment	—	—	—	—	155	155

Total comprehensive loss						(6,205)
Issuance of common stock under employee benefit and incentive plans	505	5	548	—	—	553
Stock-based compensation to non-employees			38	—	—	38

Balance at December 31, 2002	13,226	132	81,169	(61,241)	199	20,259
Comprehensive loss:
Net loss	—	—	—	(7,352)	—	(7,352)
Unrealized gain on marketable securities	—	—	—	—	(22)	(22)
Translation adjustment	—	—	—	—	(149)	(149)

Total comprehensive loss						(7,523)
Issuance of common stock under employee benefit and incentive plans	615	6	744	—	—	750
Stock-based compensation to non-employees	—	—	39	—	—	39

Balance at December 31, 2003	13,841	$138	$81,952	$(68,593)	$28	$13,525

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(7,352)	$(6,381)	$(10,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	59	8	83
Depreciation and amortization	658	607	523
Realized gain on available-for-sale investments	(15)	—	—
Non-cash stock-based compensation for non-employees	39	38	—
Changes in operating assets and liabilities:
Accounts receivable	(364)	(490)	(787)
Inventories	(47)	(1,919)	(527)
Prepaid and other current assets	384	(153)	(254)
Related party receivable / payable	—	260	(289)
Accounts payable	(115)	74	(233)
Accrued compensation	(216)	(55)	521
Other accrued expenses	(59)	(720)	535

Net cash used in operating activities	(7,028)	(8,731)	(10,773)

Cash flows from investing activities:
Purchase of property and equipment	(273)	(564)	(1,245)
Purchase of marketable securities	(11,841)	(21,162)	(12,550)
Proceeds from the maturity of marketable securities	16,926	23,108	—
Cash paid for step acquisitions of Biosphere Medical, S.A.	—	—	(953)

Net cash provided by (used in) investing activities	4,812	1,382	(14,748)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	—	20,354
Proceeds from issuance of common stock under employee benefit and incentive plans	750	568	150
Proceeds from long-term debt and capital lease obligations	—	49	302
Principal payments under long-term debt and capital lease obligations	(140)	(125)	(31)

Net cash provided by financing activities	610	492	20,775

Effect of exchange rate changes on cash and cash equivalents	(463)	400	39

Net decrease in cash and cash equivalents	(2,069)	(6,457)	(4,707)
Cash and cash equivalents at beginning of year	4,112	10,569	15,276

Cash and cash equivalents at end of year	$2,043	$4,112	$10,569

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A – Nature of the Business

BioSphere Medical, Inc. (the “Company”) was incorporated in Delaware in December 1993. During 1999, the Company strategically refocused its business on the development and commercialization of its proprietary Embosphere® Microspheres and other ancillary embolotherapy products for use in treating uterine fibroids, hypervascularized tumors and arteriovenous malformations. Between February 1999 and November 2001, the Company acquired all ownership interests in Biosphere Medical S.A. (“BMSA”), a French societe anonyme. BMSA holds the license to the embolotherapy platform device that is the main focus of the Company’s business. In May 1999, the Company sold substantially all of the assets relating to its former core business, chromatography, and changed its name from BioSepra, Inc. to BioSphere Medical, Inc.

The Company believes that existing working capital, together with anticipated sales proceeds from its microspheres and other medical device products, will provide liquidity sufficient to allow the Company to meet its expected spending obligations at least through the first quarter of 2005, while also allowing the further development and testing of other product candidates and technologies. Should the Company not realize some or all of its revenue projections, or otherwise fail to have sufficient capital for its planned operations, it may be required to secure alternative financing arrangements or pursue additional strategic partners, neither of which may be available to the Company on favorable terms or at all, and/or defer or limit some or all of its planned sales, marketing, research, development and/or clinical expenditures.

B – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currencies

The functional currency of each of the Company’s foreign subsidiaries is their local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of each balance sheet date. Revenue and expense items are translated into U.S. Dollars at average exchange rates prevailing during each reporting period. Resulting translation adjustments are recorded in the cumulative translation adjustment account in stockholders’ equity. Aggregate foreign exchange transaction gains and losses are included in other income in the accompanying statement of operations for all periods presented.

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

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B – Summary of Significant Accounting Policies (Continued)

In accordance with the Company’s investment policy, surplus cash is invested in investment grade corporate and US government debt as well as certain asset-backed securities. At December 31, 2003 and 2002, all marketable securities were classified as available for sale, since the Company has the intent to use such securities to satisfy current liabilities as needed. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet.

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no material concentrations of credit risk, nor is it a party to any financial instruments with material off-balance-sheet risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, trade accounts receivable, accounts payable and long-term debt obligations. The estimated fair value of the Company’s financial instruments approximates their carrying value. The Company places its cash, cash equivalents and marketable securities with high credit quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. No single customer accounted for greater than 10% of the outstanding receivables on December 31, 2003 or 2002, and no single customer accounted for greater than 10% of revenues in 2003, 2002 or 2001.

The Company subcontracts a key portion of its final packaging processes to an independent third-party contract manufacturer. If such services were disrupted or not available at a reasonable cost from the existing contract manufacturer, the Company would need to obtain new contracts with new providers or incur the expense of internalizing the packaging process. Such a conversion could cause the Company to incur additional expense in validating the process under FDA Good Manufacturing Practices, delay the availability of finished product and limit commercial sales of its products.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation based upon expected useful lives using the straight-line method over the following estimated useful lives:

Office equipment	3-5 years
Laboratory and manufacturing equipment	3-5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the statement of operations.

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

During the year ended December 31, 2001, the Company recorded approximately $177,000 or ($0.02) per share of amortization expense within its general and administrative expenses. Had goodwill amortization been accounted for in accordance with SFAS 142 for the year ended December 31, 2001, the Company’s reported net loss and basic and diluted net loss per common share would have been $10,168,000 and $0.87 respectively.

Impairment of Long-Lived Assets

The Company periodically evaluates the potential impairment of its long-lived assets in accordance with SFAS 144 to determine whether events or changes in circumstances may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management’s assessment as of December 31, 2003, the Company has determined that no impairment of long-lived assets exists.

Revenue Recognition

The Company complies with the revenue recognition guidelines summarized in Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as updated by SAB No. 104 “Revenue Recognition, corrected copy.” The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists (a valid purchase order from an approved customer), and the sales price is fixed. The Company establishes reserves for potential sales returns and evaluates, on a monthly basis, the adequacy of those reserves based upon realized experience. Under the Company’s current policy, only those products on a customer’s initial order qualify for product satisfaction-related credit returns. To date, returns related to product satisfaction have been minimal and immaterial. While such returns have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant change in product satisfaction and any resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) is comprised of net loss and other comprehensive income/(loss). Other comprehensive income/(loss) includes certain changes in equity that are excluded from net loss, specifically, the effects of foreign currency translation adjustments and unrealized gains and losses on available for sale securities, which are reflected separately in stockholders’ equity as accumulated other comprehensive income/(loss). The components of accumulated other comprehensive income are as follows:

	December 31,
	2003	2002
	(In thousands)
Accumulated Other Comprehensive Income:
Foreign exchange currency translation	$30	$178
Unrealized (losses)/gains on investments	(2)	21

Total	$28	$199

Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Common stock equivalents, as determined in accordance with the treasury-stock accounting method, equaled 2,564,000, 2,693,000 and 1,311,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The average price of the Company’s common stock used in determining common stock equivalents equaled $4.39, $5.12, and $9.42 as of December 31, 2003, 2002 and 2001, respectively. Total common stock options and warrants outstanding as of December 31, 2003, 2002 and 2001 equaled 3,085,000, 3,931,000, and 4,086,000, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented due to the loss incurred.

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

SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended, establishes a fair value based approach for valuing stock options. The Company follows the disclosure-only alternative afforded by SFAS No. 123. Had compensation expense for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B – Summary of Significant Accounting Policies (Continued)

net loss and basic and diluted net loss per common share for the years ended December 31, 2003, 2002 and 2001 would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net loss
As reported	$(7,352)	$(6,381)	$(10,345)
Less stock based compensation expense included in net loss	39	38	—
Pro forma compensation expense	(1,656)	(1,359)	(1,672)

Pro forma net loss	$(8,969)	$(7,702)	$(12,017)
Basic and diluted loss per share
As reported	$(0.55)	$(0.49)	$(0.89)
Pro forma	$(0.67)	$(0.59)	$(1.03)

The average estimated fair value of options granted during fiscal years 2003, 2002 and 2001, was $3.20, $3.66, and $10.05 respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	None	None	None
Volatility	111%	110%	113%
Risk-free interest rate	3.35%–3.70%	3.15%–4.48%	4.0%–5.0%
Expected life (years)	5	5	5

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

Stock-Based Compensation to Non-Employees

The Company accounts for stock-based compensation to non-employees using the fair value method prescribed by SFAS No. 123. In connection with stock options previously issued to non-employees, during 2001 the Company’s Board of Directors authorized the Company to accelerate the vesting of all non-employee advisors’ stock options previously subject to variable accounting principles . Accordingly, $38,000 in non-cash compensation expense was recorded and presented as a separate line item within the statement of operations for the year ended December 31, 2002. The fair value of the non-employee stock options of $38,000 was derived from the Black-Scholes option-pricing model.

As a result of stock options issued to non-employee medical board advisors, the Company recognized $39,000 in non-employee compensation expense during the year ended December 31, 2003. The fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B – Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidations of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R, which supersedes FIN 46. FIN 46R will be applicable to all non-SPE’s created prior to February 1, 2003 by public companies that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004. The Company believes that the adoption of this standard will not have a material impact on its financial statements or our results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition, corrected copy”, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

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

On April 7, 2000, the Company purchased an additional 34% of BMSA for $950,000. As a result of this step-acquisition, the Company’s total ownership interest in BMSA increased to 85%. On November 5, 2001, the Company acquired the remaining 15% interest in BMSA for approximately $953,000. Both step-acquisition transactions were accounted for under purchase accounting principles whereby the fair value in excess of the net assets purchased was treated as an increase to goodwill. Net goodwill, comprised entirely of the unamortized purchase price paid in excess of the net BMSA assets acquired, equaled $1.4 million as of December 31, 2003 and 2002.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D – Marketable Securities

Cash and cash equivalents include commercial paper and money market funds of $2.04 million on December 31, 2003 and $4.11 million on December 31, 2002. The Company’s cash, cash equivalents and marketable securities as of December 31, 2003 are as follows:

(In thousands)	WAV Maturity (Months)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	N/A	$2,043	$—	$—	$2,043
Government treasury notes	1	300	—	—	300
Asset backed securities	34	2,206		(5)	2,201
Federal agency obligations	10	1,312	1	—	1,313
Corporate obligations	11	1,716	2	—	1,718

Total		7,577	3	(5)	7,575
Less amounts classified as cash and cash equivalents		(2,043)	—	—	(2,043)

Total marketable securities	19	$5,534	$3	$(5)	$5,532

The Company’s cash, cash equivalents and marketable securities as of December 31, 2002 are as follows:

(In thousands)	WAV Maturity (Months)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	N/A	$4,112	$—	$—	$4,112
Government treasury notes	3	6,060	14		6,074
Asset backed securities	37	2,375	10	(4)	2,381
Federal agency obligations	4	1,295	—	—	1,295
Corporate obligations	1	875	1	—	876

Total		14,717	25	(4)	14,738
Less amounts classified as cash and cash equivalents		(4,112)	—	—	(4,112)

Total marketable securities	12	$10,605	$25	$(4)	$10,626

No material realized gains or losses on the Company’s marketable securities were recognized during the years ended December 31, 2003 and 2002.

E – Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

	December 31,
	2003	2002
	(In thousands)
Raw material	$283	$213
Work in progress	2,038	1,031
Finished goods	1,176	1,935

Total inventory	$3,496	$3,179

Included in inventory is an excess and obsolete product valuation allowance of $519,000 and $291,000 as of December 31, 2003 and 2002, respectively.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2003	2002
	(In thousands)
Office equipment	$1,101	$1,032
Laboratory and manufacturing equipment	2,045	1,563
Leasehold improvements	332	320

Total property and equipment	3,477	2,915
Less: accumulated depreciation	(1,980)	(1,223)

Net property and equipment	$1,497	$1,692

Property and equipment under capital lease agreements are:

	December 31,
	2003	2002
	(In thousands)
Office equipment	$27	$27
Laboratory and manufacturing equipment	465	397

Total property and equipment	492	424
Less: accumulated depreciation	(225)	(108)

Net property and equipment	$267	$316

Depreciation expense was $658,000, $607,000 and $341,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

G – Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2003	2002
	(In thousands)
Accrued royalties	$697	$526
Accrued professional and public reporting fees	189	142
Accrued clinical trial expenses	—	50
Accrued other	393	223

	$1,279	$941

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H – Debt and Other Obligations

Debt consists of the following:

	December 31,
	2003	2002
	(In thousands)
5.4% Euro term loan payable to a bank in monthly installments through March 2005, secured by the net assets of BMSA	$53	$77
Capital lease obligations	267	316
Less: current portion	(149)	(123)

Total long-term debt and capital lease obligations	$171	$270

In May 2002, the Company entered into a two-year credit facility with a bank under which it may borrow, subject to limitations defined in the agreement, up to $5.0 million for general working capital and corporate purposes. There were no borrowings outstanding under this agreement as of December 31, 2003 or 2002. Each available 30, 60, 90 or 180-day advance shall bear interest at a per annum rate that the Company may select equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day LIBOR rate (1.10% to 1.18% of December 31, 2003) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. As of December 31, 2003 there was approximately $1.2 million available to borrow under this credit facility. The Company’s ability to borrow under this credit line is dependent upon maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. In connection with the credit facility, the Company has entered into a security agreement pursuant to which it has pledged to the bank all of its U.S. assets, excluding the equity ownership of BMSA, as collateral. As of December 31, 2003, the Company was in compliance with all credit facility covenants.

The Company leases approximately 13,000 square feet of office and lab space at its Rockland, Massachusetts facility under an operating lease expiring in March 2005 for approximately $270,000 per year, exclusive of periodic operating and maintenance expenses. BMSA leases approximately 18,150 square feet of manufacturing and office space in Roissy, France through May 2010 for approximately €157,000 per year (approximately $197,000 as of December 31, 2003). BMSA also has several operating leases covering certain pieces of manufacturing and office equipment through March 2005.

During 2003 and 2002, the Company entered into several capital lease agreements in connection with the acquisition of certain manufacturing and computer equipment. The leases have initial terms of 30 to 60 months with interest rates of 5.4% to 13.4%. All corresponding leased equipment serves as pledged capital.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H – Debt and Other Obligations (Continued)

Future minimum lease payments under non-cancelable operating leases and capital leases in effect as of December 31, 2003, are as follows:

Period	Operating Leases	Capital Leases
	(In thousands)
2004	$546	$121
2005	282	103
2006	197	66
2007	197	—
2008	197	—
Thereafter	265	—

Total lease commitments	1,684	290

Less amount representing interest		(23)

Present value of net minimum capital lease payments		$267

Total facility rental expense for the years ended December 31, 2003, 2002 and 2001 was approximately $467,000, $475,000 and $464,000, respectively.

I – Income Taxes

As of December 31, 2003, the Company had federal net operating loss (NOL) carry forwards of approximately $55.0 million, which will expire through the year 2023, state NOL carry forwards of approximately $42.2 million, which will expire through the year 2008, and foreign NOL carry forwards of approximately $2.2 million, which will expire in 2008. As of December 31, 2003, research and development credit carry forwards totaled approximately $161,000, which will expire through the year 2017. The components of the Company’s net deferred tax asset at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	(In thousands)
Assets derived from the following:
NOL carry forwards	$22,113	$16,872
Tax credit carry forwards	161	281
Property and equipment	141	10
Other	750	725

Subtotal	23,165	17,888
Valuation allowance	(23,165)	(17,888)

Net deferred tax asset	$—	$—

The Company has established a full valuation allowance against its deferred tax asset as of December 31, 2003 and 2002 as it considers the realizable value of any tax benefit against future taxable income to be uncertain. The change in the valuation allowance from December 31, 2002 to December 31, 2003 is a result of the increase in NOL carry forwards.

During 2002, the Company recorded a benefit from income taxes in the amount of $181,000, which represents state and foreign taxes that were refundable to the Company. During 2003, the Company recorded a

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I – Income Taxes (Continued)

provision for income taxes in the amount of $23,000 that represents minimum state and foreign taxes payable. For the years ended December 31, 2003, 2002, and 2001, the increase in the valuation allowance is the primary difference between the income tax provision (benefit) recorded by the Company and what the income tax benefit would be at statutory income tax rates.

The components of the Company’s pretax loss by tax jurisdiction, net of any intercompany transactions, are as follows:

	For the years ended December 31,
	2003	2002	2001
	(In thousands)
Tax Jurisdiction
United States	$(4,729)	$(5,831)	$(9,340)
France	(2,600)	(731)	(917)

Pretax Loss	$(7,329)	$(6,562)	$(10,257)

J – Segment Information

The Company develops microspheres and other ancillary embolotherapy products for use in the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment. Financial information by geographic area is as follows:

	For the years ended December 31,
	2003	2002	2001
	(In thousands)
Revenues:
North America
Unaffiliated customers (Primarily in the United States and Canada)	$8,596	$8,681	$6,013
Transfer to other geographic areas	107	5	5
Collaboration revenues	—	—	250
Related parties (intercompany)	943	346	—
Europe
Unaffiliated customers – (Primarily in France)	2,691	2,946	2,324
Transfer to other geographic areas	1,409	520	410
Related parties (intercompany)	1,803	2,012	3,504

	15,549	14,510	12,506
Intercompany elimination and adjustments	(2,746)	(2,358)	(3,504)

Total revenues	$12,803	$12,152	$9,002

Income (loss) from operations, net of eliminations:
North America	$(7,234)	$(6,610)	$(11,561)
Europe	(916)	(499)	1,074
Eliminations and adjustments	130	(36)	(461)

Total operating loss	$(8,020)	$(7,145)	$(10,948)

Long-lived assets:
United States	$3,420	$2,755	$2,803
Europe	933	1,009	904
Elimination and adjustments	(1,361)	(243)	(320)

Total long-lived assets	$2,992	$3,521	$3,387

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K – Capital Stock

Common Stock

The common stock has no preemptive, subscription, redemption or conversion rights.

Common Stock Financing

In July 2001, the Company completed an underwritten public offering of 4.0 million shares of its common stock at $11.00 per share. Of the 4.0 million shares of common stock offered, the Company sold 2.0 million shares and Sepracor sold 2.0 million shares. Net proceeds to the Company were approximately $20.4 million. On August 6, 2001, Sepracor sold an additional 600,000 shares of the Company’s common stock pursuant to exercise of the underwriters’ over-allotment option. As a result of this offering, including the sale of shares pursuant to exercise of the over-allotment, Sepracor’s beneficial ownership interest in the Company’s outstanding common stock decreased from approximately 55% to approximately 25%. As of December 31, 2003, and due to subsequent exercises under the Company’s various equity incentive plans (See Note M), Sepracor’s beneficial common stock ownership interest approximated 23%. In May 2002, holders of warrants issued in 1997 to purchase 40,000 shares of the Company’s common stock at $3.00 per share exercised their rights and purchased all 40,000 shares of common stock for an aggregate purchase price of $120,000.

L – Stock Plans

Stock Option Plans

The 1994 stock option plan (the “1994 Plan”) provides for the grant of both incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) to officers, directors, advisors and key employees of the Company. The 1994 Plan also provides for the grant of NSOs to consultants of the Company. The exercise price for ISOs must be at least equal to the fair market value of the Company’s common stock on the date of grant and the exercise price of NSOs must be at least equal to 50% of the fair market value of the Company’s common stock on the date of grant. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and have a maximum term of ten years from the date of grant. A total of 1.0 million shares have been approved for issuance under the 1994 Plan and as of December 31, 2003, approximately 304,000 shares were available for issuance.

The Company’s 1997 Stock Option Plan, as amended (the “1997 Plan”), provides for the grant of both ISOs and NSOs to officers, directors, advisors and key employees of the Company. The 1997 Plan also provides for the grant of NSOs to consultants of the Company. A total of 5.0 million shares have been approved for issuance under the 1997 Plan and as of December 31, 2003, approximately 1.44 million shares were available for issuance. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and have a maximum term of ten years from the date of grant.

The Director Option Plan (the “Director Plan”), as amended, provides for the granting of NSOs to directors of the Company who are not officers or employees of the Company or of any subsidiary of the Company. A total of 300,000 shares of common stock were reserved for issuance under the Director Plan subject to adjustments as provided therein. The exercise price per share will equal the fair market value of a share of Company’s common stock on the date the option is granted. Options granted under the Director Plan will vest in either two or five equal installments beginning on the first anniversary of the date of the grant depending on the nature of the grant and have a maximum term of ten years from the date of grant. The Director Plan expired in January 2000, and as of December 31, 2003 no shares were available for issuance.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L – Stock Plans (Continued)

The following table summarizes all stock option activity under the three stock option plans for the three years ended December 31, 2003:

	Options issued under the Plans
	Shares	Average Price Per Share
	(In thousands, except option price)
Outstanding at December 31, 2000	3,944	$3.12
Granted	200	12.19
Exercised	(122)	1.04
Canceled	(139)	16.29

Outstanding at December 31, 2001	3,883	3.18
Granted	1,126	4.74
Exercised	(472)	1.20
Canceled	(770)	4.35

Outstanding at December 31, 2002	3,767	3.66
Granted	20	3.99
Exercised	(609)	1.19
Canceled	(257)	7.34

Outstanding at December 31, 2003	2,921	$3.85

Exercisable at December 31, 2003	1,904	$3.28
Exercisable at December 31, 2002	1,999	$2.75
Exercisable at December 31, 2001	1,818	$2.85

The following table summarizes information about the range of exercise prices for stock options under the three plans, outstanding and exercisable as of December 31, 2003:

Range of Exercise Prices	Number Outstanding	Options Outstanding		Options Exercisable
		Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(In thousands except per share amounts)
$ 0.81 – 1.25	826	5.19	$0.86	678	$0.86
1.26 – 1.89	345	3.94	1.80	343	1.80
1.90 – 2.85	384	3.59	2.23	361	2.22
2.86 – 4.30	854	8.15	3.87	269	3.83
4.31 – 6.50	171	6.90	5.86	73	5.59
6.51 – 9.75	69	8.10	8.69	15	8.63
9.76 – 14.50	143	6.80	11.62	67	11.54
14.51 – 21.75	101	6.68	17.22	77	17.29
21.76 – 27.25	28	6.13	27.25	21	27.25

	2,921	6.00	$3.85	1,904	$3.28

Employee Stock Purchase Plans

In June 2000, stockholders approved the 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Under the 2000 ESPP, an aggregate of 50,000 shares of common stock may be purchased by employees at 85% of the fair

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L – Stock Plans (Continued)

market value on the first or last day of each six-month offering period, whichever is lower. During each offering period, the maximum number of shares which may be purchased by a participating employee is determined on the first day of the offering period and is equal to the number of shares of common stock determined by dividing $12,500 by the last reported sale price of the common stock on the Nasdaq National Market on the first day of the offering. An eligible employee may elect to have up to a maximum of 10% deducted through payroll deductions from his or her regular salary. During 2003, 2002 and 2001, 11,834 , 13,508 and 3,683 shares of the Company’s common stock were issued under the 2000 ESPP, respectively.

M – Employee Savings Plan

The Company has a 401(k) savings plan for all domestic employees pursuant to which eligible employees may voluntarily contribute up to $12,000 subject to statutory limitations. In addition, the Company matches in cash 50% of the first $3,000 contributed by employees up to a $1,500 maximum per employee per year. Employer cash matching contributions amounted to approximately $49,000, $48,000, and $44,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

N – Valuation and Qualifying Accounts

The Company monitors the credit worthiness of its trade customers based upon historical payment experience. A rollforward of the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
	(In thousands)
Year ended December 31, 2003	$117	$71	$(8)	$180
Year ended December 31, 2002	$105	$22	$(10)	$117
Year ended December 31, 2001	$29	$83	$(7)	$105

O – Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial results:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except per share amounts)
Net revenues
2003	$3,645	$2,986	$3,122	$3,050
2002	3,045	3,124	3,379	2,604

Gross profit
2003	1,505	1,825	1,891	2,024
2002	2,176	2,324	2,500	1,891

Net loss
2003	(1,172)	(1,461)	(2,543)	(2,176)
2002	(757)	(1,164)	(2,141)	(2,319)

Basic and diluted net loss per share
2003	(0.09)	(0.11)	(0.19)	(0.16)
2002	(0.06)	(0.09)	(0.16)	(0.18)

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

P – Contingencies

On January 27, 2003, our French subsidiary, BioSphere Medical, S.A., received notice from Terumo Europe, N.V. that Terumo initiated legal proceedings in the Commercial Court of Pontoise, France alleging that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A. BioSphere Medical, S.A. and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of EmboSphere Microsphere and EmboGold Microsphere products in certain countries of Europe. No material changes have occurred in this litigation since January 27, 2003. It is not possible at this time to make a reasonable assessment as to the final outcome of this proceeding. No provision for any possible loss from such litigation has been provided for in the accompanying financial statements. We strongly believe that Terumo’s allegations are without merit and we will vigorously defend the claims it has made against us.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors, on June 13, 2002, dismissed our independent accountants, Arthur Andersen LLP, and on June 19, 2002, engaged Ernst & Young LLP to serve as our independent auditors and to audit our consolidated financial statements for the fiscal year ended December 31, 2002.

Arthur Andersen’s reports on our consolidated financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2001, and the subsequent interim period through the date of Arthur Andersen’s dismissal, there were (i) no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of such disagreement in connection with its report on our consolidated financial statements for such years, and (ii) no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal year ended December 31, 2001, and the subsequent interim period through the date of Ernst & Young’s engagement, we had not consulted Ernst & Young regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us or oral advice was provided that Ernst & Young concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.    CONTROLS AND PROCEDURES

a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, in that they (a) provided reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) were designed to ensure that material information relating to us would be made known to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

b)	CHANGES IN INTERNAL CONTROL. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information regarding our directors will be included in the definitive proxy statement for the 2004 Annual Meeting of Stockholders under “Nominees for Director” and is herein incorporated by reference.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional information regarding the Audit Committee will be included in the definitive proxy statement for the 2004 Annual Meeting of Stockholders under “Board and Committee Meetings” and “Report of the Audit Committee” and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has designated John H. MacKinnon as an Audit Committee “Financial Expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and has determined that he is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance will be included in the definitive proxy statement for the 2004 Annual Meeting of Stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance” and is herein incorporated by reference.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. A copy of our code of ethics is available on the Company’s website at www.biospheremed.com.

Item 11.    EXECUTIVE COMPENSATION

The response to this item will be included in the definitive proxy statement for the 2004 Annual Meeting of Stockholders under “Compensation of Executive Officers” and is herein incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item will be included in the definitive proxy statement for the 2004 Annual Meeting of Stockholders under “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is herein incorporated by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item will be included in the definitive proxy statement for the 2004 Annual Meeting of Stockholders under “Certain Relationships and Related Transactions” and is herein incorporated by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item will be included in the definitive proxy statement for the 2004 Annual Meeting of Stockholders under “Report of the Audit Committee” and “Independent Accountants, Fees and Other Matters” and is herein incorporated by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) The following consolidated financial statements of BioSphere Medical, Inc. and subsidiaries are filed as part of this Form 10-K:

(a) (2)	None

(a) (3)	Exhibits included or incorporated herein:

See Exhibit Index

(b)	Reports on Form 8-K

Current Report on Form 8-K dated October 29, 2003 (furnishing, under Item 12, BioSphere Medical, Inc.’s press release reporting financial results for the quarter ended September 30, 2003).

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended, of the Company. (Incorporated herein by reference to the Company’s Registration Statement on Form S-8. (File No. 333-83639))

3.2	By-Laws of the Company. (Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 33-75212))

4	Specimen Certificate for shares of common stock, $.01 par value, of the Company. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.1(1)	1994 Director Option Plan. (Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 33-75212))

10.2	Form of Technology Transfer and License Agreement dated as of January 1, 1994 between the Company and Sepracor Inc. (Incorporated herein by reference to the Company’s Registration Statement on Form S–1, as amended (File No. 33-75212))

10.3	Share Purchase Agreement by and between Marie-Paule Leroy-Landercy and the Company dated December 31, 1998. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.4+	Joint Ownership Contract between the Company and L’Assistance Publique Hopitaux de Paris dated January 5, 1998, together with amendment dated February 10, 2001 (translated from French). (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.5	Rider No. 2 dated June 20, 2000 to the Joint Ownership Contract between the Company and L’Assistance Publique Hopitaux de Paris dated January 5, 1998. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2001)

10.6+	Exclusive License Agreement between Dr. Shin-ichi Hori and the Company dated May 8, 2000. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2001)

10.7+	Exclusive License and Know How Agreement No. L99037 by and between Le Centre National de la Recherche Scientifique, L’Universite Louis Pasteur Strasbourg and the Company dated July 15, 2000 (translated from French). (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2000)

10.8	Form of Stock and Warrant Purchase Agreement dated as of February 4, 2000 together with schedule of purchasers thereto. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.9	Form of Warrant Agreement dated as of February 4, 2000, between the Company and certain purchasers (together with schedule of purchasers thereto). (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.10	Sublease Agreement between Guerbet S.A. and Biosphere Medical, S.A. (translated from French to English). (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.11	Lease Agreement dated January 7, 2000 by and between 1050 Hingham Street Realty Trust and the Company. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

10.12	First Amendment to Lease Agreement dated June 27, 2000 by and between 1050 Hingham Street Realty Trust and the Company. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999)

Exhibit No.	Description

10.13	Stock Purchase Agreement dated July 28, 2000. (Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2000)

10.14	Registration Rights Agreement dated July 28, 2000. (Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2000)

10.15	Lease Agreement dated October 19, 2000 by and between Biosphere Medical S.A. and Salamandre S.A (translated from French to English). (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2000)

10.16+	Exclusive Distribution Agreement dated January 24, 2002 by and between BioSphere Medical S.A. and Terumo Europe NV/SA, as amended on January 28, 2002. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2001)

10.17	Credit Agreement between the Company and Brown Brothers Harriman & Co. dated May 17, 2002. (Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002)

10.18	Security Agreement between the Company and Brown Brothers Harriman & Co. dated May 17, 2002. (Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002)

21	Subsidiaries of the Company. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2000) .

23.1*	Consent of Ernst & Young LLP.

23.2*	Notice Regarding Consent of Arthur Andersen LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

(1)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.
+	Confidential treatment requested as to certain portions.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSPHERE MEDICAL, INC.

By:	/s/ PAUL A. LOONEY
Paul A. Looney
President and Chief Executive Officer

Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL A. LOONEY Paul A. Looney	Chairman, President, Chief Executive Officer, (Principal Executive Officer)	March 30, 2004

/s/ ROBERT M. PALLADINO Robert M. Palladino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Director	March 30, 2004

/s/ WILLIAM M. COUSINS, JR. William M. Cousins, Jr.	Director	March 30, 2004

/s/ ALEXANDER M. KLIBANOV, Ph.D. Alexander M. Klibanov, Ph.D.	Director	March 30, 2004

/s/ JOHN H. MACKINNON John H. MacKinnon, CPA	Director	March 30, 2004

/s/ RICCARDO PIGLIUCCI Riccardo Pigliucci	Director	March 30, 2004

/s/ DAVID P. SOUTHWELL David P. Southwell	Director	March 30, 2004