Form 10-Q
period 2004-03-31
BIOSPHERE MEDICAL INC
filed 2004-05-17
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 1, 2004 was 14,024,176 shares.

BioSphere Medical, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	MARCH 31, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,836	$2,043
Marketable securities	4,352	5,532
Accounts receivable, net of allowance for doubtful accounts of $179 and $180 as of March 31, 2004 and December 31, 2003, respectively	2,309	2,534
Inventories, net	3,290	3,496
Prepaid and other current assets	725	405

Total current assets	12,512	14,010

Property and equipment, net	1,383	1,497
Goodwill, net	1,443	1,443
Other assets	53	52

TOTAL ASSETS	$15,391	$17,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$709	$824
Accrued compensation	871	1,054
Other accrued expenses	1,203	1,279
Current portion of long-term debt and capital lease obligations	183	149

Total current liabilities	2,966	3,306

Long-term debt and capital lease obligations	252	171

TOTAL LIABILITIES	3,218	3,477

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 14,020,000 and 13,841,000 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	140	138
Additional paid-in capital	82,104	81,952
Accumulated deficit	(70,150)	(68,593)
Accumulated other comprehensive income	79	28

TOTAL STOCKHOLDERS’ EQUITY	12,173	13,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,391	$17,002

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data / unaudited)

	THREE MONTHS ENDED March 31,
	2004	2003
Product sales	$3,180	$3,050

COSTS AND EXPENSES:
Costs of product sales	1,562	1,027
Research and development	589	706
Sales	1,224	1,424
Marketing	463	1,289
General and administrative	805	906

TOTAL COSTS AND EXPENSES	4,643	5,352

LOSS FROM OPERATIONS	(1,463)	(2,302)

Interest and other income, net	(93)	126

NET LOSS	$(1,556)	$(2,176)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.11)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	13,976	13,226

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands / unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,556)	$(2,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	45
Depreciation and amortization	151	176
Non-cash stock-based compensation to non-employees	—	39
Realized gains on available for sale marketable securities	—	(18)
Changes in operating assets and liabilities:
Accounts receivable	146	(143)
Inventories, net	149	(254)
Prepaid and other current assets	(327)	(37)
Accounts payable	(96)	79
Accrued compensation	(182)	(173)
Other accrued expenses	3	210

Net cash used in operating activities	(1,712)	(2,252)

Cash flows from investing activities:
Purchase of property and equipment	(64)	(18)
Purchase of available for sale marketable securities	—	(7,819)
Sale of available for sale marketable securities.	1,180	7,317

Net cash provided by (used in) investing activities	1,116	(520)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	153	—
Proceeds from issuance of long-term debt and capital leases	153	—
Principal payments under long-term debt and capital lease obligations	(28)	(28)

Net cash provided by (used in) financing activities	276	(28)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	113	(21)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(207)	(2,821)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,043	4,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,836	$1,291

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

The Company believes that existing working capital, together with anticipated sales proceeds from its microspheres and other medical device products, will provide liquidity sufficient to allow the Company to meet its expected spending obligations into the first quarter of 2005, while also allowing the further development and testing of other product candidates and technologies. Should the Company not realize some or all of its revenue projections, or otherwise fail to have sufficient capital for its planned operations, it may be required to secure alternative financing arrangements or pursue additional strategic partners, neither of which may be available to the Company on favorable terms or at all, and/or defer or limit some or all of its planned sales, marketing, research, development and/or clinical expenditures.

B) Basis of Presentation

The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The consolidated condensed financial statements include the accounts of the Company, and its three wholly owned subsidiaries, BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the results for the three months ended March 31, 2004 and 2003. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

C) Cash, Cash equivalents and Marketable Securities

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

D) Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net loss, specifically, the effects of foreign currency translation adjustments and any unrealized gains or losses on available for sale securities, that are reflected separately in accumulated other comprehensive income as stockholders’ equity. For the three months ended March 31, 2004 and 2003, the Company’s comprehensive loss was as follows:

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

D) Comprehensive Loss (continued)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
	(In thousands)
Net loss	$(1,556)	$(2,176)
Cumulative translation adjustment	52	(19)
Unrealized gains on available for sale securities	(1)	(25)

Total comprehensive loss	$(1,505)	$(2,220)

E) Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock options and warrants. Common stock equivalents, as determined in accordance with the treasury-stock method, equaled 2,375,903 and 3,002,715 as of March 31, 2004 and 2003, respectively. The average price of BioSphere Medical common stock used in determining common stock equivalents equaled $4.66 and $4.60 as of March 31, 2004 and 2003, respectively. Total common stock options and warrants outstanding as of March 31, 2004 and 2003 equaled 2,875,000 and 3,941,000, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.

F) Impairment of Long-Lived Assets

The Company evaluates the potential impairment of its long-lived assets, including goodwill, to determine whether events or changes in circumstances may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management’s assessment as of March 31, 2004, the Company has determined that no impairment of long-lived assets exists.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

	MARCH 31, 2004	DECEMBER 31, 2003
	(In thousands)
Raw material	$308	$282
Work in progress	2,028	2,038
Finished goods	954	1,176

Total inventory	$3,290	$3,496

Included in inventory is an excess and obsolete product valuation allowance of $718,000 and $519,000 as of March 31, 2004 and December 31, 2003.

3. SEGMENT AND GEOGRAPHIC DATA

The Company develops its microspheres and other accessory embolotherapy products for use in the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment. Operations are primarily conducted in two geographic regions: North America and Europe. Operations by geographic region for the three months ended March 31, 2004 and 2003 are as follows:

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

3. SEGMENT AND GEOGRAPHIC DATA (continued)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
	(In thousands)
REVENUES
NORTH AMERICA
Unaffiliated customers (Primarily in the United States and Canada)	$1,975	$2,110
Other geographic areas	20	13
Related parties	194	260

TOTAL REVENUES - NORTH AMERICA	2,189	2,383

EUROPE
Unaffiliated customers (Primarily in France)	838	788
Other geographic areas	347	139
Related parties	745	555

TOTAL REVENUES - EUROPE	1,930	1,482

ELIMINATION AND ADJUSTMENTS	(939)	(815)

TOTAL REVENUES	$3,180	$3,050

NET LOSS
NORTH AMERICA	$(1,553)	(1,955)
EUROPE	(218)	(363)
ELIMINATION AND ADJUSTMENTS	215	142

NET LOSS	$(1,556)	$(2,176)

4. STOCK COMPENSATION

On December 31, 2002 the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting For Stock Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting (“APB No. 28”), to include increased pro-forma disclosure of the effects of stock-based employee compensation on the results of operations. SFAS No. 148 became effective for fiscal years ending after December 15, 2002. The Company applies the principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock incentive plans. Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of the Company’s common stock at the date of grant. Because the Company has elected to continue to account for employee stock-based compensation using the intrinsic value method as described in APB No. 25 and therefore, the adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated results of operations for the three month periods ended March 31, 2004 and 2003.

The Company has historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock. Accordingly, no compensation expense has been generally recognized under APB No. 25 for its employee stock-based compensation plans.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

4. STOCK COMPENSATION (continued)

SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended, establishes a fair value based approach for valuing stock options. The Company follows the disclosure-only alternative afforded by SFAS No. 123. Had compensation expense for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the three months ended March 31, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	THREE MONTHS ENDED MARCH 31,
	2004	2003
	(In thousands, except per share amounts)
Net loss
As reported	$(1,556)	$(2,176)
Pro forma compensation expense	(358)	(333)

Pro forma net loss	$(1,914)	$(2,509)

Basic and diluted loss per share
As reported	$(0.11)	$(0.16)
Pro forma	$(0.14)	$(0.19)

The foregoing calculations were made using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in managements opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock-based compensation.

5. CONTINGENCIES

On January 27, 2003, our French subsidiary, BioSphere Medical, S.A., received notice from Terumo Europe, N.V. that Terumo had initiated legal proceedings in the Commercial Court of Pontoise, France alleging that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A. BioSphere Medical, S.A. and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of EmboSphere Microsphere and EmboGold Microsphere products in certain countries of Europe. The case continues to remain pending before the Commercial Court of Pontoise, France. It is not possible at this time to make a reasonable assessment as to the final outcome of this proceeding. No provision for any possible loss from such litigation has been provided for in the accompanying financial statements. We strongly believe that Terumo’s allegations are without merit and we will vigorously defend against the claims it has made.

We do not have FDA clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and determined in 2003 not to seek such approval at this time. We made this decision because of reports that a small number of the patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of pain and/or rash. If we cease to market EmboGold MicroSpheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of March 31, 2004, we had EmboGold Microspheres in process inventory of $765,000 and $221,000 of finished goods comprised of EmboGold syringes. We currently believe no provision for the write off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

We will continue to incur costs in connection with replacing syringes containing our microspheres products because of shelf life limitations of the saline solution contained within the syringes. We have informed our customers of these shelf life limitations, and have advised them to contact us regarding potential product replacement of their syringes. These costs may be in excess of those currently reserved for product obsolescence, excess inventory, warranty claims and product returns. We currently believe that no provision is required to be reflected in the financial statements for these costs.

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

We generate revenues primarily from product sales of our Embosphere Microspheres and EmboGold Microspheres in North America. To a lesser extent, we also generate revenues from product sales in Europe and other geographic territories including the Middle East, Africa, South America, and the Far East. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath Catheter and our Segway Guidewire, as well as our other non-embolotherapy products, including barium and other ancillary medical devices. We derived a majority of our revenues in the United States for the quarters ended March 31, 2004 and 2003 from the sale of Embosphere Microspheres and EmboGold Microspheres for use in uterine fibroid embolization, or UFE.

In April 2000, we received clearance from the United States Food and Drug Administration, or FDA, for the use of Embosphere Microspheres in the embolization of hypervascularized tumors and arteriovenous malformations. In November 2002, we received additional clearance from the FDA to market our Embosphere Microspheres for use in treating symptomatic uterine fibroids. We do not have FDA clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and we determined in 2003 not to seek such approval at this time. We made this decision because of reports that a small number of the patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of pain and/or rash. If we cease to market EmboGold MicroSpheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of March 31, 2004, we had EmboGold Microspheres in process inventory of $765,000 and $221,000 of finished goods comprised of EmboGold syringes. We currently believe no provision for the write off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

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

Our principal focus is on growing our Embosphere Microsphere business worldwide, which we believe will be a key driver to our success. We have not yet received widespread market acceptance of the UFE procedure. Our success will depend upon the acceptance by the medical community, patients and third party payers of the UFE procedure as safe, medically therapeutic and cost effective. In late 2002, after receiving UFE marketing clearance for our Embosphere Microspheres, we began an aggressive marketing strategy to promote UFE through our ASK4UFE™ awareness and education program and also to specifically promote our Embosphere Microspheres as the choice of treatment for UFE.

We have experienced operating losses in each fiscal period since our inception. As of March 31, 2004, we had approximately $6.19 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $70.15 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative costs and research and development activities. We expect to experience continued operating losses until at least the fourth quarter of 2004 as we execute our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

Research and Development

The following table identifies each of our major products and product candidates and the current development phase of each program.

Product / Product Candidate	Development Status
Embosphere® Microspheres	Marketed in United States, Canada, Australia and EU
EmboGold® Microspheres	Marketed in United States, Canada, Australia and EU
EmboCath® Infusion Catheter	Marketed in the United States, Canada and EU
Segway® Guidewire	Marketed in the United States, Canada and EU
Hepasphere SAP™ Microspheres	Development, clinical evaluation in Japan, seeking CE Mark approval in the EU
TempRx™ Microspheres	Early Stage Preclinical Research
Radiosphere™ Microspheres	Early Stage Preclinical Research

Research and development expenses relate primarily to:

•	research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology;

•	pre-clinical testing and clinical trials of product candidates;

•	development related to improving manufacturing processes; and

•	product and production facilities validation processes under FDA Good Manufacturing Practices.

Total research and development expenses were $589,000 and $706,000 for the three months ended March 31, 2004 and 2003, respectively, representing approximately 13% of our total costs and expenses for the quarters ended March 31, 2004 and 2003. Our research and development personnel typically work on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs such as salary and salary-related benefits, rent, equipment depreciation, utilities, insurance and maintenance are shared among various programs. Accordingly, we have not historically tracked specific costs for each of our research and development projects.

There is a risk that any medical device development program may not produce revenue. Moreover, because of uncertainties inherent in medical device development, including those factors described below under “Certain Factors That May Affect Future Results of Operations,” we may not be able to successfully develop and commercialize any of the product candidates included in the table above.

As described in the table above, we are seeking CE mark approval for our Hepasphere SAP Microspheres in the European Union. Our licensor, Dr. Shinichi Hori, is currently evaluating this product in patients in a clinical setting in Japan. Our TempRx Microspheres and Radiosphere Microspheres product development initiatives are in preclinical evaluation. The successful development of these early-stage product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing medical devices, including the uncertainty of:

•	the scope, rate of progress and cost of clinical trials and other research and development activities undertaken by us;

•	future clinical trial results;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth below in “Certain Factors That May Affect Future Results of Operations.”

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. There were no material changes in our judgments or estimates during the first three months of 2004. For a more detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Product Sales. Total revenues increased to $3.18 million for the three-month period ended March 31, 2004 from $3.05 million for the same period in 2003. The $130,000, or 4.3%, increase in product sales was primarily due to the $158,000 of foreign currency translation adjustments on our European based revenues, and €100,000 in increased product sales in the European Union, offset by a $128,000 decrease in North American product sales. The majority of our revenues in the first quarter of 2004 and 2003, respectively, was derived from the sale of Embosphere Microspheres. As a result of our strategic focus on UFE and other embolotherapy applications using our microsphere products, we expect that sales of our Embosphere Microspheres and our ancillary embolotherapy delivery systems will continue to account for a substantial portion of our revenues in 2004.

Costs of Product Sales. Costs of product sales for the three-month period ended March 31, 2004 was $1.56 million compared with $1.03 million for the same period in 2003. The $530,000, or 51%, increase was primarily due to the following factors:

•	we provided an additional reserve of $372,000 in the first quarter of 2004 for expected obsolescence of specific sizes of Embosphere Microspheres and EmboGold Microspheres that were historically slow moving.

•	we incurred $150,000 of unabsorbed manufacturing overhead, or fixed costs that were charged to Costs of Product Sales during the quarter ended March 31, 2004, as a result of a decrease in microsphere production. The decrease in production was the result of an effort to reduce excess levels of inventory and to preserve liquidity.

Gross Margin. Gross margin decreased 20% from $2.02 million, or 66%, of product sales in the three months ended March 31, 2003 to $1.62 million, or 51%, of product sales for the three months ended March 31, 2004. The decrease was primarily attributable to the additional costs related to the reserves for obsolescence and unabsorbed overhead discussed above, offset partially by increased product sales. We expect future gross margin will be highly correlated to the following factors:

•	revenue growth;

•	production levels;

•	foreign exchange rate movements;

•	sub-contracted manufacturer and supplier agreement terms and conditions;

•	future inventory reserve requirements.

Research and Development Expense. Total research and development expense in the three-month period ended March 31, 2004 decreased to $589,000 from $706,000 in the same period in 2003. The $117,000, or 17% decrease in the three months ended March 31, 2004 was primarily due to a reduction in non-essential headcount after the completion of development related projects in 2003. Total clinical costs were $59,000 and $93,000 for the three-month periods ended March 31, 2004 and 2003, respectively. We anticipate that our research and development expenses through the next several quarters will not increase above current levels.

Sales Expense. Sales expense for the three-month period ended March 31, 2004 decreased to $1.23 million from $1.43 million in the same period in 2003. The $200,000, or 14%, decrease in the three months ended March 31, 2004 was primarily the result of costs incurred for a sales meeting in the first quarter of 2003 that were not incurred in the first quarter of 2004. Sales expense is expected to grow consistent with realized growth in worldwide product sales.

Marketing Expense. Marketing expense for the three-month period ended March 31, 2004 decreased to $463,000 from $1.29 million in the same period in 2003. The $827,000, or 64%, decrease was primarily due to a reduction in expenses relating to awareness and education programs associated with promoting the UFE procedure through our ASK4UFE campaign as well as promoting Embosphere Microspheres as the choice of treatment for uterine fibroids following FDA clearance. We expect that marketing expenses will increase in the foreseeable future as we seek to continue our aggressive effort to promote (i) UFE awareness as an alternative to hysterectomy and (ii) Embosphere Microspheres as a uniquely beneficial product in UFE procedures.

General and Administrative Expense. General and administrative expenses for the three-month period ended March 31, 2004 decreased to $805,000 from $906,000 for the comparable period in 2003. The $101,000, or 11%, decrease was primarily due to the elimination of certain administrative headcount in the United States and Europe.

Interest and Other Income, net. Interest and other income, net, in the three-month period ended March 31, 2004 was ($93,000), compared to $126,000 in the comparable period in 2003. The $219,000 or, 173%, decrease in interest and other income was primarily due to realized foreign currency losses as the U.S. dollar increased 4% against the Euro, and to smaller balances in our investment accounts.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations from net proceeds provided from public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by a significant stockholder, Sepracor Inc., bank financings, equipment lease financing and, to a lesser extent, exercises of stock options. As of March 31, 2004, we had $6.19 million in cash, cash equivalents and marketable securities, as well as $9.55 million in working capital.

For the three months ended March 31, 2004, we used $1.71 million in operating cash primarily to fund our sales, marketing and product research and development activities, as well as to finance working capital requirements, particularly in the U.S. Cash used in operations is expected to decrease as anticipated increases in product sales are expected to partially offset our operational and product development expenditures.

Net cash provided by investing activities was $1.12 million for the three months ended March 31, 2004, primarily from transfers of investments to cash to fund current operational needs. Net cash provided by financing activities was $276,000 for the three months ended March 31, 2004, most of which constituted proceeds from the exercise of stock options and capital equipment lease lines.

In March 2001, our wholly-owned French subsidiary, Biosphere Medical, SA, or BMSA, entered into a €152,450 ($185,000 equivalent as of March 31, 2004) term loan with a French national bank that is payable in Euros over four years and accrues interest at 5.4% per annum. The total loan balance outstanding as of March 31, 2004 was approximately €34,000, or $41,000.

In May 2002, we entered into a two-year credit facility with a bank under which we may borrow, subject to limitations defined in the agreement, up to $5.0 million for general working capital and corporate purposes. There were no borrowings outstanding under this agreement as of March 31, 2004. Each available 30, 60, 90 or 180-day advance shall bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day LIBOR rate (1.28% as of March 31, 2004) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. As of March 31, 2004, there was approximately $1.0 million available to borrow under this credit facility. Our ability to borrow under this credit line is dependent upon maintenance of certain financial ratios and levels of cash and cash equivalents and tangible capital bases. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BMSA, as collateral. As of March 31, 2004, we were in compliance with all credit facility covenants.

We believe that our existing cash and other working capital, including the approximate $6.19 million in cash, cash equivalents and marketable securities that we have as of March 31, 2004, will be sufficient to fund our operating and capital requirements, as currently planned, into the first quarter of 2005.

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations during the first three months of 2004. For a more detailed explanation of our contractual obligations, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the Securities and Exchange Commission.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

INFLATION

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or, the Exchange Act, including information with respect to timing and likelihood or regulatory approval of products under development, market acceptance of our products and expected results of operations. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Our actual results could differ significantly from the results discussed in such forward-looking statements due to a number of important factors, including those set forth below. You should carefully consider each of these risks and uncertainties in evaluating our business, financial condition and results of operations. The forward-looking information provided herein represents our estimates as of the date of this report. Subsequent events and developments may cause these estimates to change. We caution you that we specifically disclaim any obligation to update this forward-looking information in the future.

RISK RELATING TO OUR FUTURE PROFITABILITY

BECAUSE WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN, OUR COMMON STOCK IS A SPECULATIVE INVESTMENT

We have incurred operating losses since our inception and, as of March 31, 2004, had an accumulated deficit of approximately $70.15 million. We expect to spend substantial funds to continue research and product testing, to establish sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses through at least the fourth quarter of 2004 as we expand our commercialization efforts. If we are unable to maintain expected cost and expense levels and/or increase sales, then we may extend operating losses beyond the fourth quarter of 2004.

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

Negative publicity associated with any adverse medical effects attributed to embolization treatments generally, or our products specifically, may create the market perception that our products are unsafe. For example, patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, rashes, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. We are also aware that a small number of the patient population, which we believe constitute approximately 2% of those receiving the UFE procedure, using EmboGold Microspheres, reported a delayed onset of pain and/or rash.

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

In the first quarter of 2003, we launched our ASK4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third party payers of UFE as an alternative treatment for fibroids. To date, we believe that only a very small segment of the population is familiar with the treatment option. We believe the majority of our revenue in the United States for the year ended December 31, 2003 and for the three months ended March 31, 2004 was derived from the sale of Embosphere Microspheres and EmboGold Microspheres, for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve awareness of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased awareness, our product revenues profitability and success will be adversely affected. If we cease to market EmboGold MicroSpheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of March 31, 2004, we had EmboGold Microspheres in process inventory of $765,000 and $221,000 of finished goods comprised of EmboGold syringes. We currently believe no provision for the write off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

IF WE EXPERIENCE DELAYS, DIFFICULTIES OR UNANTICIPATED COSTS IN ESTABLISHING THE SALES, DISTRIBUTION AND MARKETING CAPABILITIES NECESSARY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE WILL HAVE DIFFICULTY MAINTAINING AND INCREASING OUR SALES

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, the Far East and in South America. We recently began an aggressive marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. We have limited sales and marketing experience and it will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products thereby exposing us to potential expenses in terminating such distribution agreements. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

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

IF WE DO NOT DEVELOP AND INTRODUCE NEW PRODUCTS, WE MAY NOT ACHIEVE REVENUE OPPORTUNITIES

We derived approximately 19% of our revenues for the three-month period ended March 31, 2004, and 16% of our revenues for three-month period ended March 31, 2003, from the sale of non-strategic medical device products that we do not expect to constitute a significant portion of our revenues on an ongoing basis. In addition, we believe that a significant portion of our revenues for the year ended December 31, 2003 and the three-months ended March 31, 2004 was derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek clearance from the FDA to market. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. If we are not successful in developing new applications and products, we may not achieve revenue opportunities.

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

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY, WE MAY EXPERIENCE DECREASED DEMAND FOR OUR PRODUCTS, WHICH MAY RESULT IN PRICE REDUCTIONS

We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. We have experienced increased competition since receiving FDA approval for use of our Embosphere Microsphere for UFE. Our success depends upon our ability to develop and maintain a competitive position in the embolotherapy market. Our key medical device competitors are Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated and Cordis Corporation, a Johnson & Johnson company. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products quicker or at less cost, that compete with our microsphere products. In addition, we may experience decreased demand for our products if these or other competitors announce that they have begun to develop products that compete with our products. For example, in the fourth quarter of 2002, some of our competitors provided free or reduced price samples. The availability of these free or reduced priced samples has, and may continue to, adversely affect our product revenues. Currently, the primary products with which our microspheres compete for some of our applications are polyvinyl alcohol, polymerizing gels and coils. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

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

The availability and levels of reimbursement by governmental and other third-party payers affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payers attempt to contain or reduce the costs of healthcare by challenging the prices that companies such as ours charge for medical products. In some foreign countries, particularly the countries of the European Union where our microsphere products is currently marketed and sold, the pricing of medical devices is subject to governmental control, and the prices charged for our products have in some instances been reduced as a result of these controls. Additionally, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. These proposals, if adopted, could result in less revenues per procedure for us, and could affect our ability to market our products profitably.

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

BECAUSE SEPRACOR INC. AND OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A SIGNIFICANT AMOUNT OF OUR COMMON STOCK, THEY MAY BE ABLE TO EXERT CONTROL OVER US

As of March 31, 2004, Sepracor Inc. owned approximately 23% of our outstanding common stock. Moreover, two of our directors are executive officers of Sepracor. Accordingly, Sepracor may have significant influence over corporate actions requiring stockholder approval, such as the election of director’s, amendment of our charter documents and the approval of merger or significant asset sale transactions.

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

On January 27, 2003, our French subsidiary, BioSphere Medical, S.A., received notice from Terumo Europe, N.V. that Terumo has initiated legal proceedings in the Commercial Court of Pontoise, France alleging that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A. BioSphere Medical, S.A. and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of EmboSphere Microsphere and EmboGold Microsphere products in certain countries of Europe. The case continues to remain pending before the Commercial Court of Pontoise, France. It is not possible at this time to make a reasonable assessment as to the final outcome of this proceeding. No provision for any possible loss from such litigation has been provided for in the accompanying financial statements. We strongly believe that Terumo’s allegations are without merit and we will vigorously defend against the claims it has made.

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

IF OPERATING RESULTS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, THEN OUR STOCK PRICE MAY DECLINE

Our operating results could fluctuate significantly from quarter to quarter. These fluctuations may be due to several factors, including the timing and volume of customer orders for our products, procedure cancellations, introduction or announcement of competitive products and general economic conditions. We also expect that our operating results will be affected by seasonality. We expect our revenue growth to subside in the third quarter of each year from the first two quarters of each year because we do a significant percentage of our business in the European Union, which typically experiences a slowdown of business during the summer months. Due to these fluctuations, our operating results in some quarters may not meet the expectations of our investors. In that case, our stock price may decline.

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

WE INTEND TO REPLACE SYRINGES CONTAINING OUR MICROSPHERES PRODUCTS BECAUSE OF SHELF LIFE LIMITATIONS ON THE SALINE SOLUTION CONTAINED WITHIN THE SYRINGES, AND RESERVES WE HAVE TAKEN MAY NOT BE ADEQUATE

We will incur costs in connection with replacing syringes containing our microspheres products because of shelf life limitations of the saline solution contained within the syringes. We have informed our customers of these shelf life limitations, and have advised them to contact us regarding potential product replacement of their syringes. These costs may be in excess of those currently reserved for product obsolescence, excess inventory, warranty claims and product returns. We currently believe that no provision is required to be reflected in the financial statements for these costs.

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

Our reliance on our suppliers exposes us to risks, including:

•	the possibility that one or more of our suppliers could terminate their services at any time without penalty;

•	the potential inability of our suppliers to obtain required components;

•	the potential delays and expenses of seeking alternative sources of supply;

•	reduced control over pricing, quality and timely delivery due to difficulties in switching to alternative suppliers; and

•	the possibility that one or more of our suppliers could fail to satisfy any of the FDA’s required current Good Manufacturing Practices regulations.

Consequently, in the event that our suppliers delay or interrupt the supply of components for any reason, our ability to produce and supply our products could be impaired, which could lead to customer dissatisfaction.

RISKS RELATING TO OUR FOREIGN OPERATIONS

IF WE ARE UNABLE TO MEET THE OPERATIONAL, LEGAL AND FINANCIAL CHALLENGES THAT WE ENCOUNTER IN OUR INTERNATIONAL OPERATIONS, WE MAY NOT BE ABLE TO GROW OUR BUSINESS

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

BECAUSE WE TRANSLATE FOREIGN CURRENCY FROM INTERNATIONAL SALES INTO U.S. DOLLARS AND ARE REQUIRED TO MAKE FOREIGN CURRENCY PAYMENTS, WE MAY INCUR LOSSES DUE TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES

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

When the market price of a stock has been as volatile as our stock price has been, holders of that stock may institute securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs in defending the lawsuit. The lawsuit could also divert the time and attention of our management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

As of March 31, 2004, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 107 “Disclosures About Fair Value of Financial Instruments.”

PRIMARY MARKET RISK EXPOSURES

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro and as of March 31, 2004 approximately €3.5 million or $4.3 million remained outstanding within the inter-company trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. Dollar) as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated other comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government and non-government debt securities. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. As of March 31, 2004, approximately 66% of the $4.35 million classified as available-for-sale marketable securities will mature within one year.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 27, 2003, our French subsidiary, BioSphere Medical, S.A., received notice from Terumo Europe, N.V. that Terumo has initiated legal proceedings in the Commercial Court of Pontoise, France alleging that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A. BioSphere Medical, S.A. and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of EmboSphere Microsphere and EmboGold Microsphere products in certain countries of Europe. The case continues to remain pending before the Commercial Court of Pontoise, France. It is not possible at this time to make a reasonable assessment as to the final outcome of this proceeding. No provision for any possible loss from such litigation has been provided for in the accompanying financial statements. We strongly believe that Terumo’s allegations are without merit and we will vigorously defend the claims it has made against us.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on form 10-Q

b)	Reports on Form 8-K

1.	A current report on form 8-K was furnished to the Securities and Exchange Commission on January 28, 2004 to report, pursuant to Item 12 (Results of Operations and Financial Condition), that we announced on January 28, 2004 our financial results for the period ended December 31, 2003.

2.	A current report on form 8-K was furnished to the Securities and Exchange Commission on April 29, 2004 to report, pursuant to Item 12 (Results and Operations and Financial Condition), that we announced on April 29, 2004 our financial results for the period ended March 31, 2004.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Executive Retention Agreement between BioSphere Medical, Inc. and Thomas M. Keenan, dated March 25, 2004.

10.2	Employment Agreement between BioSphere Medical, Inc. and Thomas M. Keenan, dated March 25, 2004.

10.3	Executive Retention Agreement between BioSphere Medical, Inc. and Paul A. Looney, dated March 25, 2004.

10.4	Employment Agreement between BioSphere Medical, Inc. and Paul A. Looney, dated March 25, 2004.

10.5	Executive Retention Agreement between BioSphere Medical, Inc. and Alain Massot, dated March 25, 2004.

10.6	Employment Agreement between BioSphere Medical, Inc. and Alain Massot, dated March 25, 2004.

10.7	Executive Retention Agreement between BioSphere Medical, Inc. and Jonathan R. McGrath, dated March 25, 2004.

10.8	Employment Agreement between BioSphere Medical, Inc. and Jonathan R. McGrath, dated March 25, 2004.

10.9	Executive Retention Agreement between BioSphere Medical, Inc. and Robert M. Palladino, dated March 25, 2004.

10.10	Employment Agreement between BioSphere Medical, Inc. and Robert M. Palladino, dated March 25, 2004.

10.11	Executive Retention Agreement between BioSphere Medical, Inc. and Peter C. Sutcliffe, dated March 25, 2004.

10.12	Employment Agreement between BioSphere Medical, Inc. and Peter C. Sutcliffe, dated March 25, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to pursuant to Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to pursuant to Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioSphere Medical, Inc.

Date: May 17, 2004	/s/ Robert M. Palladino
Robert M. Palladino
Chief Financial Officer (principal financial officer)