Form 10-Q
period 2004-06-30
BIOSPHERE MEDICAL INC
filed 2004-08-16
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2004 was 14,242,554 shares.

BioSphere Medical, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	JUNE 30, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,549	$2,043
Marketable securities	3,113	5,532
Accounts receivable, net of allowance for doubtful accounts of $195 and $180 as of June 30, 2004 and December 31, 2003, respectively	2,447	2,534
Inventories, net	2,615	3,496
Prepaid and other current assets	418	405

Total current assets	10,142	14,010

Property and equipment, net	1,329	1,497
Goodwill, net	1,443	1,443
Other assets	52	52

TOTAL ASSETS	$12,966	$17,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$601	$824
Accrued compensation	940	1,054
Deferred licensing revenue	80	—
Other accrued expenses	607	1,279
Current portion of long-term debt and capital lease obligations	190	149

Total current liabilities	2,418	3,306

Long-term debt and capital lease obligations	264	171

TOTAL LIABILITIES	2,682	3,477

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 14,243,000 and 13,841,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	142	138
Additional paid-in capital	82,459	81,952
Accumulated deficit	(72,393)	(68,593)
Accumulated other comprehensive income	76	28

TOTAL STOCKHOLDERS’ EQUITY	10,284	13,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,966	$17,002

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data / unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2004	2003	2004	2003
Product sales	$3,206	$3,122	$6,386	$6,172
Licensing revenues	20	—	20	—

TOTAL REVENUES	3,226	3,122	6,406	6,172

COSTS AND EXPENSES:
Costs of product sales	2,288	1,231	3,850	2,257
Research and development	619	819	1,208	1,526
Sales	1,120	1,331	2,344	2,755
Marketing	652	1,499	1,116	2,786
General and administrative	714	966	1,519	1,833

TOTAL COSTS AND EXPENSES	5,393	5,846	10,037	11,157

LOSS FROM OPERATIONS	(2,167)	(2,724)	(3,631)	(4,985)

Interest and other income, net	(76)	181	(169)	266

NET LOSS	$(2,243)	$(2,543)	$(3,800)	$(4,719)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.16)	$(0.19)	$(0.27)	$(0.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	14,079	13,333	14,028	13,281

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands / unaudited)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,800)	$(4,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	16	59
Provision for inventory obsolescence	859	(172)
Depreciation and amortization	294	373
Non-cash stock-based compensation to non-employees	—	39
Realized gains on available for sale marketable securities	3	(15)
Changes in operating assets and liabilities:
Accounts receivable	(17)	(324)
Inventories, gross	(76)	(392)
Prepaid and other current assets	(21)	(76)
Accounts payable	(200)	419
Accrued compensation	(109)	(132)
Other accrued expenses	(506)	(307)

Net cash used in operating activities	(3,557)	(5,247)

Cash flows from investing activities:
Purchase of property and equipment	(149)	(128)
Purchase of available for sale marketable securities	(106)	(7,820)
Sale and maturity of available for sale marketable securities	2,518	11,899

Net cash provided by investing activities	2,263	3,951

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	511	381
Proceeds from issuance of long-term debt and capital leases	195	3
Principal payments under long-term debt and capital lease obligations	(60)	(35)

Net cash provided by financing activities	646	349

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	154	89

NET DECREASE IN CASH AND CASH EQUIVALENTS	(494)	(858)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,043	4,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,549	$3,254

The accompanying notes are an integral part of these consolidated condensed financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) Nature of Business

BioSphere Medical, Inc. (“we”, ”our”) was incorporated in Delaware in December 1993. During 1999, we strategically refocused our business on the development and commercialization of our proprietary Embosphere® Microspheres and other ancillary embolotherapy products for use in treating uterine fibroids, hypervascularized tumors and arteriovenous malformations. Between February 1999 and November 2001, we acquired all ownership interests in Biosphere Medical S.A. (“BMSA”), a French societe anonyme. BMSA holds the license to the embolotherapy platform device that is the main focus of our business. In May 1999, we sold substantially all of our assets relating to our former core business, chromatography, and changed our name from BioSepra, Inc. to BioSphere Medical, Inc.

We believe that existing working capital, together with anticipated sales proceeds from our microspheres and other medical device products, will provide liquidity sufficient to allow us to meet our expected spending obligations into the first quarter of 2005, while also allowing the further development and testing of other product candidates and technologies. We are currently evaluating various financing arrangements to fund operations beyond the first quarter of 2005. These arrangements may not be available to us on favorable terms, or at all, and if such arrangements are not available, we could be required to defer or limit some or all of our planned sales, marketing, research, development and/or clinical expenditures.

B) Basis of Presentation

The accompanying consolidated condensed financial statements are unaudited and have been prepared on a basis consistent with our annual audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The consolidated condensed financial statements include the accounts of our, and our three wholly owned subsidiaries, BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual audited financial statements have been condensed or omitted. The consolidated condensed financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the results for the three and six months ended June 30, 2004 and 2003. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

C) Cash, Cash equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with our investment policy, surplus cash is invested in investment grade corporate and U.S. government debt as well as certain asset backed securities. We determine the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet.

D) Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net loss, specifically, the effects of foreign currency translation adjustments and any unrealized gains or losses on available for sale securities, that are reflected separately in accumulated other comprehensive income as stockholders’ equity. For the three and six months ended June 30, 2004 and 2003, our comprehensive loss was as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
		(In thousands)
Net loss	$(2,243)	$(2,543)	$(3,800)	$(4,719)
Cumulative translation adjustment	(1)	1	51	(18)
Unrealized gain on available for sale securities	(2)	(9)	(3)	(34)

Total comprehensive loss	$(2,246)	$(2,551)	$(3,752)	$(4,771)

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

E) Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options and warrants. Common stock equivalents, as determined in accordance with the treasury-stock method, equaled 2,658,250 and 2,548,430 as of June 30, 2004 and 2003, respectively. The average price of BioSphere Medical common stock used in determining common stock equivalents equaled $3.94 and $5.42 as of June 30, 2004 and 2003, respectively. Total common stock options and warrants outstanding as of June 30, 2004 and 2003 equaled 2,744,000 and 3,941,000, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be anti-dilutive for all periods presented.

F) Impairment of Long-Lived Assets

We evaluate the potential impairment of our long-lived assets, including goodwill, to determine whether events or changes in circumstances may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management’s assessment as of December 31, 2003, we have determined that no impairment of long-lived assets exists.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

	JUNE 30, 2004	DECEMBER 31, 2003
	(In thousands)
Raw material	$399	$282
Work in progress	877	2,038
Finished goods	1,339	1,176

Total inventory	$2,615	$3,496

Included in inventory is an excess and obsolete product valuation allowance for finished goods of $557,000 and $519,000 as of June 30, 2004 and December 31, 2003, respectively. Also included in inventory is a reserve for work in progress of $913,000 and $0 as of June 30, 2004 and December 31, 2003, respectively. The work in progress reserve represents in process EmboGold Microspheres and Embosphere Microspheres inventory that was produced prior to the recent implementation of an improved manufacturing process in our facility in France and which we have elected to discard.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

3. SEGMENT AND GEOGRAPHIC DATA

We develop our microspheres and other accessory embolotherapy products for use in the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations. We operate exclusively in the medical device business, which we consider as one business segment. Operations are primarily conducted in two geographic regions: North America and Europe. Operations by geographic region for the three months and six months ended June 30, 2004 and 2003 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
		(In thousands)
REVENUES
NORTH AMERICA
Unaffiliated customers	$2,024	$1,987	$3,999	$4,097
(United States and Canada)
Other geographic areas	36	36	56	49
(the Far East and South America)
Licensing revenues	20	—	20	—
Related parties	302	458	496	718

TOTAL REVENUES– NORTH AMERICA	2,382	2,481	4,571	4,864
EUROPE
Unaffiliated customers (primarily in France)	$851	$722	$1,689	$1,510
Other geographic areas	295	377	642	516
Related parties	490	193	1,235	748

TOTAL REVENUES– EUROPE	1,636	1,292	3,566	2,774
ELIMINATION AND ADJUSTMENTS	(792)	(651)	(1,731)	(1,466)

TOTAL REVENUES	$3,226	$3,122	$6,406	$6,172

NET LOSS
NORTH AMERICA	$(1,293)	$(1,835)	$(2,847)	$(3,790)
EUROPE	(1,266)	(462)	(1,484)	(825)
ELIMINATION AND ADJUSTMENTS	316	(246)	531	(104)

NET LOSS	$(2,243)	$(2,543)	$(3,800)	$(4,719)

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

4. STOCK COMPENSATION

We apply the principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations in accounting for our stock incentive plans. Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of our common stock at the date of grant. We have historically granted options to employees and directors at exercise prices equal to the fair value of our common stock. Accordingly, no compensation expense has been generally recognized under APB No. 25 for our employee stock-based compensation plans.

SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended, establishes a fair value based approach for valuing stock options. We follow the disclosure-only alternative afforded by SFAS No. 123. Had compensation expense for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, our reported net loss and basic and diluted net loss per common share for the three months and six months ended June 30, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net loss
As reported	$(2,243)	$(2,543)	$(3,800)	$(4,719)
Pro forma compensation expense	(115)	(320)	(473)	(392)

Pro forma net loss	$(2,358)	$(2,863)	$(4,273)	$(5,111)

Basic and diluted loss per share
As reported	$(0.16)	$(0.19)	$(0.27)	$(0.36)
Pro forma	$(0.17)	$(0.21)	$(0.30)	$(0.38)

The foregoing calculations were made using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and, because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock-based compensation.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

5. CONTINGENCIES

On January 27, 2003, our French subsidiary, BioSphere Medical, S.A., received notice from Terumo Europe, N.V. that Terumo had initiated legal proceedings in the Commercial Court of Pontoise, France alleging that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A. BioSphere Medical, S.A. and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of Embosphere Microsphere and EmboGold Microsphere products in certain countries of Europe. The case continues to remain pending before the Commercial Court of Pontoise, France. It is not possible at this time to make a reasonable assessment as to the final outcome of this proceeding. No provision for any possible loss from such litigation has been provided for in the accompanying financial statements. We strongly believe that Terumo’s allegations are without merit and we intend to vigorously defend against the claims Terumo has made.

We do not have US Food and Drug Administration, or FDA, clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and determined in 2003 not to seek such approval. We made this decision because of reports that a small number of the patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of pain and/or rash. If we cease to market EmboGold MicroSpheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of June 30, 2004, we had EmboGold Microspheres inventory with a carrying value of $519,000, including in process inventory of $291,000 and finished goods syringes of $228,00. We currently believe no provision for the write off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

We will continue to incur costs in connection with replacing syringes containing our microspheres products because of shelf life limitations of the saline solution contained within the syringes. We have informed our customers of these shelf life limitations, and have advised them to contact us regarding product replacement of their syringes. These costs may be in excess of those currently reserved for product obsolescence, excess inventory, warranty claims and product returns. For the six-month period ended June 30, 2004, we have recognized $223,000 in costs of product sales related to product replacement for shelf life limitations.

6. REVENUE RECOGNITION POLICY

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

In June of 2004, we entered into an agreement with a third party, granting it an exclusive five-month development agreement for the use of Embosphere MicroSpheres for gastroesophegael reflex disease, or GERD. In exchange for this agreement, we received $100,000. We recognized $20,000 as licensing revenue in the six months ended June 30, 2004, and the remaining funds are included as part of deferred licensing revenue on the balance sheet. The deferred licensing revenue will be recognized as revenue over the life of the contract.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes included elsewhere in this report.

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

We generate revenues primarily from product sales of our Embosphere Microspheres and EmboGold Microspheres in North America. To a lesser extent, we also generate revenues from product sales in Europe and other geographic territories including the Middle East, Africa, South America, and the Far East. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath Catheter and our Segway Guidewire, as well as our other non-embolotherapy products, including barium and other ancillary medical devices. We derived a majority of our revenues in the United States for the three and six month periods ended June 30, 2004 and 2003 from the sale of Embosphere Microspheres and EmboGold Microspheres for use in uterine fibroid embolization, or UFE.

In April 2000, we received clearance from the United States Food and Drug Administration, or FDA, for the use of Embosphere Microspheres in the embolization of hypervascularized tumors and arteriovenous malformations. In November 2002, we received additional clearance from the FDA to market our Embosphere Microspheres for use in treating symptomatic uterine fibroids. We do not have FDA clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and we determined in 2003 not to seek such approval at this time. We made this decision because of reports that a small number of the patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of pain and/or rash. If we cease to market EmboGold MicroSpheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of June 30, 2004, we had EmboGold inventory with a carrying value of $519,000, including in process inventory of $291,000 and finished goods syringes of $228,00. We currently believe no provision for the write off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

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

Our principal focus is on growing our Embosphere Microsphere business worldwide, which we believe will be a key driver to our success. Our marketing strategy is to promote UFE through our ASK4UFE™ awareness and education program and also to specifically promote our Embosphere Microspheres as the treatment of choice for UFE. We have not yet received widespread market acceptance of the UFE procedure. Our success will depend upon the acceptance by the medical community, patients and third party payers of the UFE procedure as safe, medically therapeutic and cost effective.

We have experienced operating losses in each fiscal period since our inception. As of June 30, 2004, we had approximately $4.66 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $72.39 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative costs and research and development activities. We expect to experience continued operating losses until at least the fourth quarter of 2004 as we execute our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities. We believe that our existing cash and other working capital will be sufficient to fund our operating and capital requirements, as currently planned, into the first quarter of 2005. We are currently evaluating various financing arrangements to fund operations beyond the first quarter of 2005. These arrangements may not be available to us on favorable terms, or at all, and if such arrangements are not available, we could be required to defer or limit some or all of our planned sales, marketing, research, development and/or clinical expenditures.

Research and Development

The following table identifies each of our major products and product candidates and the current development phase of each program.

Product / Product Candidate	Development Status
Embosphere® Microspheres	Marketed in United States, Canada, Australia and the European Union, or EU
EmboGold® Microspheres	Marketed in United States, Canada, Australia and EU
EmboCath® Infusion Catheter	Marketed in the United States, Canada and EU
Segway® Guidewire	Marketed in the United States, Canada and EU
Hepasphere SAP™ Microspheres	Development, seeking CE Mark approval in the EU
TempRx™ Microspheres	Early Stage Preclinical Research
Radiosphere™ Microspheres	Early Stage Preclinical Research

Research and development expenses relate primarily to:

•	research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology;

•	pre-clinical testing of product candidates;

•	development related to improving manufacturing processes; and

•	product and production facilities validation processes under FDA Good Manufacturing Practices.

Total research and development expenses were $619,000 or 11% of total costs and expenses, and $819,000 or 14% of total costs and expenses for the three months ended June 30, 2004 and 2003. For the six-month periods ended June 30, 2004 and 2003, research and development expenses were $1,208,000 or 12% of total costs and expenses, and $1,526,000 or 14% of total costs and expenses, respectively. Our research and development personnel typically work on a number of projects concurrently. In addition, a substantial amount of fixed research and development costs such as salary and salary-related benefits, rent, equipment depreciation, utilities, insurance and maintenance are shared among various programs. Accordingly, we have not historically tracked specific costs for each of our research and development projects.

There is a risk that any medical device development program may not produce revenue. Moreover, because of uncertainties inherent in medical device development, including those factors described below under “Certain Factors That May Affect Future Results of Operations,” we may not be able to successfully develop and commercialize any of the product candidates included in the table above.

As described in the table above, we are seeking CE mark approval for our Hepasphere SAP Microspheres in the European Union. We have exclusive worldwide rights to the Hepasphere SAP Microspheres technology under a license from Dr. Shinichi Hori, subject only to Dr. Hori’s right to conduct clinical trials on our behalf in Japan, treat patients at Rinku Medical Center and Osaka Medical Center in Japan and engage in research at Osaka University. Currently, Dr. Hori is conducting research and treating patients with the Hepasphere SAP Microspheres in Japan. Our TempRx Microspheres and Radiosphere Microspheres product development initiatives are in preclinical evaluation. The successful development of these early-stage product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing medical devices, including uncertainties relating to:

•	the scope, rate of progress and cost of clinical trials, if any, and other research and development activities undertaken by us;

•	future clinical trial results;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. There were no material changes in our judgments or estimates during the first six months of 2004. For a more detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues. Total revenues increased to $3.23 million for the three-month period ended June 30, 2004 from $3.12 million for the same period in 2003, an increase of $110,000, or 3.5%. Product sales increased to $3.21 million for the three-month period ended June 30, 2004 from $3.12 million for the three-month period ended June 30, 2003. The $84,000, or 2.7%, increase in product sales was primarily due to higher worldwide market acceptance of our Segway guidewire and Embocath catheter product lines, which amounted to $90,000 in additional revenue. Also contributing to the increase in total revenues for the three-month period ended June 30, 2004 from the three-month period ended June 30, 2003, was $20,000 of licensing revenue. The licensing revenue derived from an agreement entered into with a third party in June of 2004 for the development of Embosphere Microspheres for use in the prevention of gastroesophageal reflex disease; or GERD. In exchange for $100,000, we granted this third party a five-month exclusive development agreement for Embosphere Microspheres for GERD. We will recognize the remaining $80,000 of revenue over the life of this contract.

The majority of our revenues in the second quarter of 2004 and 2003, respectively, were derived from the sale of Embosphere Microspheres. As a result of our strategic focus on UFE and other embolotherapy applications using our microsphere products, we expect that sales of our Embosphere Microspheres and our ancillary embolotherapy delivery systems will continue to account for a substantial portion of our revenues in 2004.

Costs of Product Sales. Costs of product sales for the three-month period ended June 30, 2004 were $2.29 million compared with $1.23 million for the same period in 2003. The $1.1 million, or 89%, increase was primarily due to the following factors:

•	We recorded a write-off of $913,000 for in process EmboGold Microsphere and Embosphere Microsphere inventory. The work in progress reserve represents in process Embogold Microspheres and Embosphere Microspheres inventory that was produced prior to the recent implementation of an improved manufacturing process in our facility in France and which we have elected to discard.

•	We recognized $223,000 in costs of product sales related to product replacement for shelf life limitations of the saline solution contained within the syringes.

Gross Margin. Gross margin for the three-month period ended June 30, 2004 decreased $952,000, or 50%, from $1.89 million, or 61%, of product sales in the three-months ended June 30, 2003 to $938,000, or 29% of product sales. The decrease was primarily attributable to the additional costs related to the write-off of in process inventory and expenses associated with product replaced as a result of shelf life limitations discussed above, offset partially by increased product sales. We expect future gross margin will be highly correlated to the following factors:

•	revenue growth;

•	production levels;

•	foreign exchange rate movements;

•	sub-contracted manufacturer and supplier agreement terms and conditions; and

•	future inventory reserve requirements.

Research and Development Expense. Total research and development expenses in the three-month period ended June 30, 2004 decreased to $619,000 from $819,000 in the same period in 2003. The $200,000, or 24%, decrease in the three months ended June 30, 2004 was primarily due to a reduction in non-essential headcount after the completion of development related projects in 2003. Total clinical costs were $45,000 and $62,000 for the three-month periods ended June 30, 2004 and 2003, respectively. We anticipate that our research and development expenses through the next several quarters will not increase above current amounts.

Sales Expense. Sales expense for the three-month period ended June 30, 2004 decreased to $1.12 million from $1.33 million in the same period in 2003. The $210,000, or 16%, decrease in the three months ended June 30, 2004 was primarily the result of the elimination of certain headcount in the field in the United States. Sales expense is expected to grow consistent with realized growth in worldwide product sales.

Marketing Expense. Marketing expense for the three-month period ended June 30, 2004 decreased to $652,000 from $1.50 million in the same period in 2003. The $847,000, or 57% decrease was primarily due to a reduction in expenses relating to awareness and education programs associated with promoting the UFE procedure through our ASK4UFE campaign as well as promoting EmboSphere Microspheres as the treatment of choice for uterine fibroids. We expect that marketing expenses will increase in the foreseeable future as we seek to continue our aggressive effort to promote (i) UFE awareness as an alternative to hysterectomy and (ii) EmboSphere Microspheres as a uniquely beneficial product in UFE procedures.

General and Administrative Expense. General and administrative expenses for the three-month period ended June 30, 2004 decreased to $714,000 from $966,000 for the comparable period in 2003. The $252,000, or 27%, decrease was primarily due to decreased payroll and related expenses as a result of the elimination of certain administrative personnel in the United States and Europe.

Interest and Other Income, net. Interest and other income, net, in the three-month period ended June 30, 2004 was ($76,000), compared to $182,000 in the comparable period in 2003. The $258,000 or, 142%, decrease in interest and other income was primarily due to realized foreign currency losses as the U.S. dollar increased 5% against the Euro, and to smaller balances in our investment accounts.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues. Total revenues increased to $6.41 million for the six-month period ended June 30, 2004 from $6.17 million for the same period in 2003, an increase of $234,000, or 3.8%. Product sales increased to $6.39 million for the six months ended June 30, 2004 from $6.17 million for the six months ended June 30, 2003. The $220,000, or 3.6%, increase in product sales was primarily due to the $208,000 impact of foreign currency translation adjustments, and higher worldwide market acceptance of our Segway guidewire and Embocath catheter product lines, which amounted to $68,000 in additional revenue. Also contributing to the increase in total revenues for the six-month period ended June 30, 2004 from the six-month period ended June 30, 2003, was $20,000 of licensing revenue. The licensing revenue derived from an agreement entered into in June of 2004 with a third party for the development of Embosphere Microspheres for use in the prevention of GERD. In exchange for $100,000, we granted this third party a five-month exclusive development agreement of Embosphere MicroSpheres for GERD. We will recognize the remaining $80,000 of revenue over the life of this contract. Offsetting these increases was a $143,000 decrease in Embosphere MicroSpheres sales in the United States in the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003.

The majority of our revenues in the first six months of 2004 and 2003, respectively, was derived from the sale of Embosphere Microspheres. As a result of our strategic focus on UFE and other embolotherapy applications using our microsphere products, we expect that sales of our Embosphere Microspheres and our ancillary embolotherapy delivery systems will continue to account for a substantial portion of our revenues in 2004.

Costs of Product Sales. Costs of product sales for the six-month period ended June 30, 2004 were $3.85 million compared with $2.26 million for the same period in 2003. The $1.6 million, or 71%, increase was primarily due to the following factors:

•	We recorded a write-off of $913,000 for in process Embogold Microspheres and Embosphere Microspheres inventory. The work in progress reserve represents in process Embogold Microspheres and Embosphere Microspheres inventory that was produced prior to the recent implementation of an improved manufacturing process in our facility in France and which we have elected to discard.

•	We recognized $223,000 in costs of product sales related to product replacement for shelf life limitations of the saline solution contained within the syringes.

•	We established an additional reserve of $372,000 in the first quarter of 2004 for expected obsolescence of specific sizes of Embosphere Microspheres and EmboGold Microspheres that were historically slow moving.

Gross Margin. Gross margin for the six months ended June 30, 2004 decreased $1.35 million, or 35%, from $3.91 million, or 63%, of product sales in the six months ended June 30, 2003 to $2.56 million, or 40%, of product sales. The decrease was primarily attributable to the additional costs related to the write-off of in process inventory, expenses associated with the product replaced due as a result of shelf life limitations, and the increased reserve for finished goods syringes discussed above, offset partially by increased sales of catheters and guidewires. We expect future gross margin will be highly correlated to the following factors:

•	revenue growth;

•	production levels;

•	foreign exchange rate movements;

•	sub-contracted manufacturer and supplier agreement terms and conditions; and

•	future inventory reserve requirements.

Research and Development Expense. Total research and development expenses in the six-month period ended June 30, 2004 decreased to $1.21 million from $1.53 million in the same period in 2003. The $320,000, or 21%, decrease in the six months ended June 30, 2004 was primarily due to a reduction in payroll and related expenses as a result of a reduction in non-essential personnel after the completion of development related projects in 2003. Total clinical costs were $104,000 and $155,000 for the six-month periods ended June 30, 2004 and 2003, respectively. We anticipate that our research and development expenses through the next several quarters will not increase above current levels.

Sales Expense. Sales expense for the six-month period ended June 30, 2004 decreased to $2.34 million from $2.76 million in the same period in 2003. The $420,000, or 15%, decrease in the six months ended June 30, 2004 was primarily the result of the elimination of certain headcount in the field in the United States. Sales expense is expected to grow consistent with realized growth in worldwide product sales.

Marketing Expense. Marketing expense for the six-month period ended June 30, 2004 decreased to $1.12 million from $2.79 million in the same period in 2003. The $1.67 million, or 60% decrease was primarily due to a reduction in expenses relating to awareness and education programs associated with promoting the UFE procedure through our ASK4UFE campaign as well as promoting Embosphere Microspheres as the treatment of choice for uterine fibroids. We expect that marketing expenses will increase in the foreseeable future as we seek to continue our aggressive effort to promote (i) UFE awareness as an alternative to hysterectomy and (ii) Embosphere Microspheres as a uniquely beneficial product in UFE procedures.

General and Administrative Expense. General and administrative expenses for the six-month period ended June 30, 2004 decreased to $1.52 million from $1.83 million for the comparable period in 2003. The $310,000, or 17%, decrease was primarily due to the elimination of certain administrative headcount in the United States and Europe.

Interest and Other Income, net. Interest and other income, net, in the six-month period ended June 30, 2004 was ($169,000), compared to $266,000 in the comparable period in 2003. The $435,000 or, 164%, decrease in interest and other income was primarily due to realized foreign currency losses as the U.S. dollar increased 5% against the Euro, and to smaller balances in our investment accounts.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations from net proceeds provided from public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by a significant stockholder, Sepracor Inc., bank financings, equipment lease financing and, to a lesser extent, exercises of stock options. As of June 30, 2004, we had $4.66 million in cash, cash equivalents and marketable securities, as well as $7.72 million in working capital.

For the six months ended June 30, 2004, we used $3.56 million in operating cash primarily to fund our sales, marketing and product research and development activities, as well as to finance working capital requirements, particularly in the U.S. Cash used in operations is expected to decrease as anticipated increases in product sales are expected to partially offset our operational and product development expenditures.

Net cash provided by investing activities was $2.26 million for the six months ended June 30, 2004, primarily from transfers of investments to cash to fund current operational needs. Net cash provided by financing activities was $646,000 for the six months ended June 30, 2004, most of which constituted proceeds from the exercise of stock options and capital equipment lease lines.

In March 2001, our wholly-owned French subsidiary, Biosphere Medical, SA, or BMSA, entered into a €152,450 ($185,000 equivalent as of March 31, 2004) term loan with a French national bank that is payable in Euros over four years and accrues interest at 5.4% per annum. The total loan balance outstanding as of June 30, 2004 was approximately €26,000, or $31,000.

In May 2002, we entered into a two-year credit facility with a bank under which we could borrow, subject to limitations defined in the agreement, up to $5.0 million for general working capital and corporate purposes.

There were no borrowings outstanding under this agreement as of June 30, 2004. Each available 30, 60, 90 or 180-day advance bore interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day LIBOR rate (1.70% as of June 30, 2004) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BMSA, as collateral. This credit facility expired on May 1, 2004. We have entered into a term sheet with the bank to negotiate terms and conditions of a new credit facility. The term sheet provides that the new credit facility will contain all of the terms and conditions of our original credit facility, with two exceptions, 1) the amount of the facility will be reduced to $3.0 million from $5.0 million and 2) the term of the credit line will be reduced from two years to one year. We cannot be certain that we will enter into a new credit facility with the bank.

We believe that our existing cash and other working capital, including the approximate $4.66 million in cash, cash equivalents and marketable securities that we have as of June 30, 2004, will be sufficient to fund our operating and capital requirements, as currently planned, into the first quarter of 2005. We are currently evaluating various financing arrangements to fund operations beyond the first quarter of 2005. These arrangements may not be available to us on favorable terms, or at all, and if such arrangements are not available, we could be required to defer or limit some or all of our planned sales, marketing, research, development and/or clinical expenditures.

CONTRACTUAL OBLIGATIONS

On February 28, 2004, we entered into a four-year capital lease agreement for the purchase of manufacturing equipment at our facility in Roissy, France. The amount of the lease was for $165,000, payable over 48 months, at an effective annual interest rate of 4.64%. As of June 30, 2004, there was $151,000 outstanding under this capital lease agreement.

On March 25, 2004, we entered into retention agreements with our executive management team. In the event of a change in control of our company through merger or acquisition, or a change in the majority of our existing Board of Directors, the retention agreements allow for, among other things, the following benefits:

•	Payment equal to one multiplied by the sum of the highest annual base salary and bonus during the five-year period prior to the change in control date, except in the case of our chief executive officer, Mr. Looney, for whom the payment will equal two times the highest annual base salary and bonus during the five-year period prior to the change in control date;

•	We shall continue to provide benefits to the executive and the executive’s family for a period of twelve months after the date of termination in accordance with the applicable benefits plans in effect on the termination date, except in the case of Mr. Looney, for whom the period shall be twenty four months; and

•	In the case of Mr. Looney, all vested stock options held by him shall be exercisable for a period of 36 months after the termination date.

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

RISK RELATING TO OUR FUTURE PROFITABILITY

BECAUSE WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN, OUR COMMON STOCK IS A SPECULATIVE INVESTMENT

We have incurred operating losses since our inception and, as of June 30, 2004, had an accumulated deficit of approximately $72.39 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses until at least the fourth quarter of 2004, as we continue our commercialization efforts. If we are unable to maintain expected cost and expense levels and/or increase sales, then our operating losses may extend beyond the fourth quarter of 2004.

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

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

WE WILL CONTINUE TO NEED ADDITIONAL FUNDS, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO LIMIT, SCALE BACK OR CEASE OUR OPERATIONS

We estimate that our existing cash and other working capital will be sufficient to fund our operating and capital requirements, as currently planned, into the first quarter of 2005. To continue our operations beyond the first quarter of 2005 and to fund the additional costs we expect to incur, we will need to raise substantial additional funds through additional public or private sales of equity, through borrowings, or through other financings. There is no assurance that we will be able to obtain any additional funds on acceptable terms.

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

Our microspheres are designed to permanently occlude blood vessels. There is some risk that some or all of the microspheres used in a medical procedure may travel in the blood system to sites other than the intended surgical site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death. Moreover, to use our microspheres correctly for a particular medical procedure, trained physicians must select and use the proper size and quantity. A physician’s selection and use of the wrong size or quantity of our microspheres could potentially have significant adverse health effects on the patient, including death. It will be necessary for us to spend significant amounts of money and allocate management resources to educate physicians about the selection and use of the proper size and quantity of microspheres in patient therapy. In addition, there is only limited data concerning the long-term health effects on persons receiving embolotherapy using our microspheres. For example, the effect of uterine fibroid embolization on continued fertility has not yet been specifically studied and our FDA clearance for Embosphere Microspheres currently does not include women who intend future pregnancy.

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

In the first quarter of 2003, we launched our ASK4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third party payers of UFE as an alternative treatment for fibroids. To date, we believe that only a very small segment of the population is familiar with the treatment option. We believe the majority of our revenues in the United States for the year ended December 31, 2003 and for the six months ended June 30, 2004 was derived from the sale of Embosphere Microspheres and EmboGold Microspheres, for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve awareness of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased awareness, our product revenues profitability and success will be adversely affected. If we cease to market EmboGold MicroSpheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of June 30, 2004, we had EmboGold inventory with a carrying value of $519,000, including in process inventory of $291,000 and finished goods syringes of $228,00. We currently believe no provision for the write off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

IF WE EXPERIENCE DELAYS, DIFFICULTIES OR UNANTICIPATED COSTS IN ESTABLISHING THE SALES, DISTRIBUTION AND MARKETING CAPABILITIES NECESSARY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE WILL HAVE DIFFICULTY MAINTAINING AND INCREASING OUR SALES

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, the Far East and in South America. In 2003, we began a marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. We have limited sales and marketing experience and it will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products thereby exposing us to potential expenses in terminating such distribution agreements. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

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

IF WE DO NOT DEVELOP AND INTRODUCE NEW PRODUCTS, WE MAY NOT ACHIEVE REVENUE OPPORTUNITIES

We derived approximately 18% of our revenues for the six-month period ended June 30, 2004, and 16% of our revenues for six-month period ended June 30, 2003, from the sale of non-strategic medical device products that we do not expect to constitute a significant portion of our revenues on an ongoing basis. In addition, we believe that a significant portion of our revenues for the year ended December 31, 2003 and the six months ended June 30, 2004 was derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek clearance from the FDA to market. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. If we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

IF WE ARE UNABLE TO OBTAIN OR MAINTAIN ADEQUATE PRODUCT LIABILITY INSURANCE, THEN WE MAY HAVE TO PAY SIGNIFICANT MONETARY DAMAGES IN A SUCCESSFUL PRODUCT LIABILITY CLAIM AGAINST US

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

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY, WE MAY EXPERIENCE DECREASED DEMAND FOR OUR PRODUCTS, WHICH MAY RESULT IN PRICE REDUCTIONS

We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. We have experienced increased competition since receiving FDA approval for use of our Embosphere Microsphere for UFE. Our success depends upon our ability to develop and maintain a competitive position in the embolotherapy market. Our key medical device competitors are Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated and Cordis Corporation, a Johnson & Johnson company. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products quicker or at less cost, that compete with our microsphere products. In addition, we may experience decreased demand for our products if these or other competitors announce that they have begun to develop products that compete with our products. For example, in the fourth quarter of 2002, some of our competitors provided free or reduced price samples. The availability of these free or reduced priced samples has, and may continue to adversely affect our product revenues. Currently, the primary products with which our microspheres compete for some of our applications are polyvinyl alcohol, polymerizing gels and coils. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

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

BECAUSE SEPRACOR INC. AND OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A SIGNIFICANT AMOUNT OF OUR COMMON STOCK, THEY MAY BE ABLE TO EXERT CONTROL OVER US

As of June 30, 2004, Sepracor Inc. owned approximately 23% of our outstanding common stock. Moreover, two of our directors are executive officers of Sepracor. Accordingly, Sepracor may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions.

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

WE HAVE INITIATED A PROGRAM TO REPLACE SYRINGES CONTAINING OUR MICROSPHERES PRODUCTS BECAUSE OF SHELF LIFE LIMITATIONS ON THE SALINE SOLUTION CONTAINED WITHIN THE SYRINGES, AND RESERVES WE HAVE TAKEN MAY NOT BE ADEQUATE

We have incurred costs in connection with replacing syringes containing our microspheres products because of shelf life limitations of the saline solution contained within the syringes. We have informed our customers of these shelf life limitations, and have advised them to contact us regarding product replacement of their syringes. These costs may be in excess of those currently reserved for product obsolescence, excess inventory, warranty claims and product returns. For the six-month period ended June 30, 2004, we have recognized $223,000 in costs of product sales for product replacement as a result of shelf life limitations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

As of June 30, 2004, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 107 “Disclosures About Fair Value of Financial Instruments.”

PRIMARY MARKET RISK EXPOSURES

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro and as of June 30, 2004 approximately €4.1 million or $4.9 million remained outstanding within the inter-company trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. Dollar) as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated other comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government and non-government debt securities. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. As of June 30, 2004, approximately 66% of the $3.11 million classified as available-for-sale marketable securities will mature within one year.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive and financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive and financial officer by others within our company, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 19, 2004. At the meeting, the following matter was voted upon by holders of 93.5% of the total outstanding shares:

To elect the following seven Directors:

	Votes For	Votes Against	Votes Withheld
Paul A. Looney	13,076,305	30,665	—
Timothy J. Barberich	13,076,305	30,665	—
William M. Cousins, Jr.	13,076,305	30,665	—
Alexander M. Klibanov, Ph.D.	13,076,305	30,665	—
John H. MacKinnon	13,076,305	30,665	—
Riccardo Pigliucci	13,076,305	30,665	—
David P. Southwell	13,076,305	30,665	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q

b)	Reports on Form 8-K

1.	A current report on Form 8-K was furnished to the Securities and Exchange Commission on April 29, 2004 to report, pursuant to Item 12 (Results and Operations and Financial Condition), that we announced on April 29, 2004 our financial results for the period ended March 31, 2004.

2.	A current report on Form 8-K, dated and filed with the Securities and Exchange Commission on May 21, 2004, reporting, pursuant to Item 5 (Other Events), our press release reporting that our Chief Financial Officer, Robert M. Palladino, announced his intention to resign from BioSphere Medical, Inc. effective June 27, 2004.

3.	A current report on Form 8-K was furnished to the Securities and Exchange Commission on July 29, 2004 to report, pursuant to Item 12 (Results and Operations and Financial Condition), that we announced on July 29, 2004 our financial results for the period ended June 30, 2004.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the principal executive officer and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer and principal financial officer pursuant to pursuant to Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioSphere Medical, Inc.

Date: August 16, 2004	/s/ Paul A. Looney
Paul A. Looney
Chief Executive Officer
(principal executive officer and principal financial officer)