Form 10-Q
period 2004-09-30
BIOSPHERE MEDICAL INC
filed 2004-11-12
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

The number of shares outstanding of the Registrant’s Common Stock as of November 1, 2004 was 14,294,032 shares.

BioSphere Medical, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)	SEPTEMBER 30, 2004	DECEMBER 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$897	$2,043
Marketable securities	2,770	5,532
Accounts receivable, net of allowance for doubtful accounts of $201 and $180 as of September 30, 2004 and December 31, 2003, respectively	2,624	2,534
Inventories, net	3,130	3,496
Prepaid expenses and other current assets	326	405

Total current assets	9,747	14,010

Property and equipment, net	1,230	1,497
Goodwill, net	1,443	1,443
Other assets	53	52

TOTAL ASSETS	$12,473	$17,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$927	$824
Accrued compensation	862	1,054
Deferred licensing revenue	20	—
Other accrued expenses	1,028	1,279
Current portion of long-term debt and capital lease obligations	178	149

Total current liabilities	3,015	3,306

Long-term debt and capital lease obligations	221	171

TOTAL LIABILITIES	3,236	3,477

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 14,294,000 and 13,841,000 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	143	138
Additional paid-in capital	82,587	81,952
Accumulated deficit	(73,541)	(68,593)
Accumulated other comprehensive income	48	28

TOTAL STOCKHOLDERS’ EQUITY	9,237	13,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,473	$17,002

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
REVENUES:
Product sales	$3,413	$2,986	$9,799	$9,158
Licensing revenues	60	—	80	—

TOTAL REVENUES:	3,473	2,986	9,879	9,158

COSTS AND EXPENSES:
Costs of product sales	1,161	1,161	5,010	3,418
Research and development	562	534	1,771	2,059
Sales	1,172	1,308	3,516	4,064
Marketing	931	728	2,047	3,517
General and administrative	890	785	2,409	2,615

TOTAL COSTS AND EXPENSES:	4,716	4,516	14,753	15,673

LOSS FROM OPERATIONS	(1,243)	(1,530)	(4,874)	(6,515)
Interest and other income, net	95	69	(74)	335

NET LOSS	$(1,148)	$(1,461)	$(4,948)	$(6,180)

BASIC AND DILUTED NET LOSS
PER SHARE	$(0.08)	$(0.11)	$(0.35)	$(0.46)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	14,249	13,566	14,102	13,377

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2004	2003
Cash flows from operating activities:
Net loss	$(4,948)	$(6,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	21	59
Provision for inventory obsolescence	1,268	35
Depreciation and amortization	438	534
Non-cash stock-based compensation to non-employees	—	39
Realized gains (losses) on available for sale marketable securities	4	(13)
Changes in operating assets and liabilities:
Accounts receivable	(177)	(165)
Inventories	(961)	(669)
Prepaid expenses and other current assets	74	104
Accounts payable	115	4
Accrued compensation	(195)	15
Other accrued expenses	(159)	(340)

Net cash used in operating activities	(4,520)	(6,577)

Cash flows from investing activities:
Purchase of property and equipment	(188)	(237)
Purchase of available for sale marketable securities	(255)	(8,085)
Sale and maturity of available for sale marketable securities	3,010	13,557

Net cash provided by investing activities	2,567	5,235

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	639	556
Proceeds from issuance of long-term debt and capital leases	211	3
Principal payments under long-term debt and capital leases	(126)	(64)

Net cash provided by financing activities	724	495

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	83	110

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,146)	(737)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,043	4,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$897	$3,375

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) Nature of Business

BioSphere Medical, Inc. (“we”, “our”) was incorporated in Delaware in December 1993. During 1999, we strategically refocused our business on the development and commercialization of our proprietary Embosphere® Microspheres and other ancillary embolotherapy products for use in treating uterine fibroids, hypervascularized tumors and arteriovenous malformations. Between February 1999 and November 2001, we acquired all ownership interests in Biosphere Medical S.A. (“BMSA”), a French societe anonyme. BMSA holds the license to the embolotherapy platform device that is the main focus of our business. In May 1999, we sold substantially all of our assets relating to our former core business, chromatography, and changed our name from BioSepra, Inc. to BioSphere Medical, Inc.

We believe that our existing cash and other working capital together with the proceeds of $8.0 million from our private placement of series A preferred stock and warrants, which was completed on November 10, 2004, will be adequate to meet our operating and capital requirements, as currently planned, for at least the next 12 months.

B) Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with our annual audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The consolidated financial statements include the accounts of our three wholly owned subsidiaries, BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the results for the three and nine months ended September 30, 2004 and 2003. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Certain reclassifications have been made to the prior year’s consolidated financial statement to conform to the current period presentation.

C) Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments with a maturity of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with our investment policy, surplus cash is invested in investment grade corporate and U.S. government debt as well as certain asset backed securities. We determine the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet.

D) Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss, specifically, the effects of foreign currency translation adjustments and any unrealized gains or losses on available for sale securities, that are reflected separately in accumulated other comprehensive income (loss) as stockholders’ equity. For the three and nine months ended September 30, 2004 and 2003, our comprehensive loss was as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2004	2003	2004	2003
Net loss	$(1,148)	$(1,461)	$(4,948)	$(6,180)
Cumulative translation adjustment	(28)	(44)	23	(62)
Unrealized gain on available for sale securities	(1)	14	(3)	(20)

Total comprehensive loss	$(1,177)	$(1,491)	$(4,928)	$(6,262)

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E) Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options and warrants. Common stock equivalents, as determined in accordance with the treasury-stock method, equaled 585,754 and 1,300,168 as of September 30, 2004 and 2003, respectively. The average price of BioSphere Medical common stock used in determining common stock equivalents equaled $3.06 and $4.14 as of September 30, 2004 and 2003, respectively. Total common stock options and warrants outstanding as of September 30, 2004 and 2003 equaled 2,663,213 and 3,272,898, respectively. Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be anti-dilutive for all periods presented.

F) Impairment of Long-Lived Assets

We evaluate the potential impairment of our long-lived assets, including goodwill, to determine whether events or changes in circumstances may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management’s assessment as of December 31, 2003, we have determined that no impairment of long-lived assets exists.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	SEPTEMBER 30, 2004	DECEMBER 31, 2003
Raw material	$457	$282
Work in process	1,166	2,038
Finished goods	1,507	1,176

Total inventory	$3,130	$3,496

Included in inventory is an excess and obsolete product valuation allowance for finished goods of $340,000 and $519,000 as of September 30, 2004 and December 31, 2003, respectively. The in process EmboGold Microspheres and Embosphere Microspheres inventory that was produced prior to the recent implementation of an improved manufacturing process in our facility in France and which was fully reserved for at June 30, 2004 has been completely discarded as of September 30, 2004.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT AND GEOGRAPHIC DATA

We develop our microspheres and other accessory embolotherapy products for use in the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations. We operate exclusively in the medical device business, which we consider as one business segment. Operations are primarily conducted in two geographic regions: North America and Europe. Operations by geographic region for the three months and nine months ended September 30, 2004 and 2003 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2004	2003	2004	2003
REVENUES
NORTH AMERICA
Unaffiliated customers (United States and Canada)	$2,091	$2,028	$6,090	$6,125
Other geographic areas (Asia and South America)	160	20	216	70
Licensing revenues	60	—	80	—
Related parties	204	44	700	763

TOTAL REVENUES– NORTH AMERICA	2,515	2,092	7,086	6,958
EUROPE
Unaffiliated customers	886	670	2,575	2,180
Other geographic areas	276	268	918	783
Related parties	563	596	1,798	1,344

TOTAL REVENUES– EUROPE	1,725	1,534	5,291	4,307
ELIMINATION AND ADJUSTMENTS	(767)	(640)	(2,498)	(2,107)

TOTAL REVENUES	$3,473	$2,986	$9,879	$9,158

NET LOSS
NORTH AMERICA	$(901)	$(893)	$(3,748)	$(4,682)
EUROPE	293	(623)	(1,191)	(1,448)
ELIMINATION AND ADJUSTMENTS	(540)	55	(9)	(50)

NET LOSS	$(1,148)	$(1,461)	$(4,948)	$(6,180)

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

If the recognition provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” had been adopted, our reported net loss and basic and diluted net loss per common share for the three months and nine months ended September 30, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net loss
As reported	$(1,148)	$(1,461)	$(4,948)	$(6,180)
Pro forma compensation expense	(497)	(220)	(970)	(647)

Pro forma net loss	$(1,645)	$(1,681)	$(5,918)	$(6,827)

Basic and diluted loss per share
As reported	$(0.08)	$(0.11)	$(0.35)	$(0.46)
Pro forma	$(0.12)	$(0.12)	$(0.42)	$(0.51)

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

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We do not have US Food and Drug Administration, or FDA, clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids and determined in 2003 not to seek such approval. We made this decision because of reports that a small number of the patients treated with uterine fibroid embolization, or UFE, using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of pain and/or rash. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of September 30, 2004, we had EmboGold Microspheres inventory with a carrying value of $467,000, including in process inventory of $350,000 and finished goods syringes of $117,000. We currently believe no provision for the write off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

We may continue to incur costs in connection with replacing syringes containing our microspheres products because of shelf life limitations of the saline solution contained within the syringes. We have informed our customers of these shelf life limitations and have advised them to contact us regarding product replacement of their syringes. These costs may be in excess of those currently reserved for product obsolescence, excess inventory, warranty claims and product returns. We did not incur costs related to this issue during the three- month period ended September 30, 2004. During the first and second quarters of 2004, we recognized $223,000 in costs of product sales related to product replacement for shelf life limitations.

6. REVENUE RECOGNITION POLICY

We comply with the revenue recognition guidelines summarized in Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as updated by SAB No. 104 “Revenue Recognition, corrected copy.” We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists (a valid purchase order from an approved customer), and the sales price is fixed. We establish reserves for potential sales returns and evaluate, on a monthly basis, the adequacy of those reserves based upon realized experience. Under our current policy, only those products on a customer’s initial order qualify for product satisfaction-related credit returns. To date, returns related to product satisfaction have been minimal and immaterial. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant change in product satisfaction and any resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

In June 2004, we entered into an exclusive five-month development agreement with a third party for the use of Embosphere Microspheres for gastroesophegael reflex disease, or GERD. In exchange for this agreement, we received $100,000. We recognized $80,000 as licensing revenue in the nine months ended September 30, 2004, and the remaining funds are included as part of deferred licensing revenue on the balance sheet. The deferred licensing revenue will be recognized as revenue over the remaining life of the contract.

7. SUBSEQUENT EVENTS

Severance Agreement

On November 2, 2004, we entered into a severance agreement and general release with Paul A. Looney, our former chief executive officer and president. Pursuant to the terms of the severance agreement Mr. Looney’s employment was terminated as of November 2, 2004. Mr. Looney will receive severance compensation equal to: (i) $4,100 on November 11, 2004; (ii) $12,301 bi-weekly from the date of termination through December 31, 2004; and (iii) a lump sum payment of $319,815 on January 1, 2005. Mr. Looney will also receive payments aggregating $2,400 related to life insurance coverage and his 401(k) plan. We also agreed to pay Mr. Looney’s medical and dental benefits for a period of twelve months after his date of termination. We will record an aggregate charge of approximately $385,000 related to this agreement in the fourth quarter of 2004.

Employment Agreement

On November 2, 2004, we entered into an employment agreement with Richard J. Faleschini pursuant to which Mr. Faleschini was employed as president and chief executive officer. The term of the employment agreement is for an initial period of one year, subject to automatic renewal for additional periods of one year unless either party elects not to renew the agreement. Under the terms of the employment agreement, Mr. Faleschini will be paid an annual base salary of $300,000 for the initial term of one year, subject to increases thereafter as may be determined by our Board of Directors. Mr. Faleschini will be entitled to an annual performance bonus in an amount equal to up to 50% of his then-current base salary with a guaranteed minimum bonus of 25% of his current salary for the first calendar year of the agreement.

Mr. Faleschini was granted an option to purchase 500,000 shares of BioSphere common stock pursuant to the terms of our 1997 stock incentive plan, which become exercisable in equal installments on the first five anniversaries of the date of grant. The employment agreement also provides for a grant of an additional option to purchase 100,000 shares of BioSphere common stock pursuant to the terms of our 1997 stock incentive plan, one third of which shares become exercisable on the first anniversary of the date on which revenue from the commercial sale of BioSphere products exceeds $25 million over a continuous 12-month period and thereafter the option shall become exercisable in equal thirds on the second and third anniversaries of achievement of the revenue benchmark; provided that, if on November 2, 2011 the revenue benchmark has not occurred, the option shall become exercisable in full. Each option is exercisable at a price equal to the closing price of our common stock on the NASDAQ Stock Market on the date of grant, which was $2.55.

The employment agreement also provides that if we elect not to renew Mr. Faleschini’s agreement or terminate him without cause, or if Mr. Faleschini resigns for good reason, then we will continue to pay his salary as in effect at the date of termination and the amount of his annualized bonus for the immediately preceding year, and continue to provide him benefits, until the date 12 months after the date of termination; provided that our obligations to make such payments will immediately terminate if Mr. Faleschini breaches the terms of any non-competition or non-disclosure agreements with us. The employment agreement also provides that for a period of one year after the termination of employment for any reason, Mr. Faleschini will not engage in any business that is competitive with our embolotherapy business.

We recorded recruiting costs associated with this change in leadership of $171,000 in the third quarter of 2004, and expect to record an additional charge of approximately $195,000 in the fourth quarter of 2004.

Private Placement.

On November 10, 2004, we completed a private placement of $8.0 million of our series A convertible preferred stock and warrants to purchase common stock with Sepracor Inc. and affiliates of Cerberus Capital Management, L.P., two of our existing investors. These investors purchased a total of 8,000 shares of series A preferred stock which are initially convertible into 2,000,000 shares of common stock based upon a conversion price of $4.00 per share. In addition, we have the right to convert the series A preferred stock into common stock, or redeem it, under specified circumstances. The series A preferred stock has a 6% per annum dividend, which is payable quarterly in either cash or additional shares of series A preferred stock, at our election. We also issued the investors warrants to purchase an aggregate of 400,000 shares of common stock. These warrants expire five years from the date of issuance and have an initial exercise price of $4.00 per share. These warrants have been assigned a value of $850,000 using the Black-Scholes option-pricing model.

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

We generate revenues primarily from product sales of our Embosphere Microspheres and EmboGold Microspheres in North America. To a lesser extent, we also generate revenues from product sales in Europe and other geographic territories including the Middle East, Africa, South America, and the Far East. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath Catheter and our Segway Guidewire, as well as our other non-embolotherapy products, including barium and other ancillary medical devices. We derived a majority of our revenues in the United States for the three and nine month periods ended September 30, 2004 and 2003 from the sale of Embosphere Microspheres and EmboGold Microspheres for use in uterine fibroid embolization, or UFE.

In April 2000, we received clearance from the United States Food and Drug Administration, or FDA, for the use of Embosphere Microspheres in the embolization of hypervascularized tumors and arteriovenous malformations. In November 2002, we received additional clearance from the FDA to market our Embosphere Microspheres for use in treating symptomatic uterine fibroids. We do not have FDA clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and we determined in 2003 not to seek such approval at this time. We made this decision because of reports that a small number of the patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of pain and/or rash. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of September 30, 2004, we had EmboGold inventory with a carrying value of $467,000, including in process inventory of $350,000 and finished goods syringes of $117,000. We currently believe no provision for the write off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

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

We have experienced operating losses in each fiscal period since our inception. As of September 30, 2004, we had approximately $3.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $73.5 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative costs and research and development activities. We expect to experience continued operating losses until at least the fourth quarter of 2004 as we execute our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities. We believe that our existing cash and other working capital together with the proceeds from our $8.0 million private placement of series A preferred stock and warrants, which was completed on November 10, 2004, will be adequate to fund our operating and capital requirements, as currently planned, for at least the next 12 months.

Research and Development

The following table identifies each of our major products and product candidates and the current development phase of each program.

Product / Product Candidate	Development Status
Embosphere® Microspheres	Marketed in United States, Canada, Australia and the European Union, or EU
EmboGold® Microspheres	Marketed in United States, Canada, Australia and EU
EmboCath® Infusion Catheter	Marketed in the United States, Canada and EU
Segway® Guidewire	Marketed in the United States, Canada and EU
Hepasphere SAP™ Microspheres	CE Mark approved in the EU
TempRx™ Microspheres	Early Stage Preclinical Research
Radiosphere™ Microspheres	Early Stage Preclinical Research

Research and development expenses relate primarily to:

•	research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology;

•	pre-clinical and clinical testing of product candidates; and

•	development related to improving manufacturing processes.

Total research and development expenses were $562,000 or 12% of total costs and expenses, and $534,000 or 12% of total costs and expenses for the three months ended September 30, 2004 and 2003, respectively. For the nine-month periods ended September 30, 2004 and 2003, research and development expenses were $1.77 million or 12% of total costs and expenses, and $2.06 million or 13% of total costs and expenses, respectively. Our research and development personnel typically work on a number of projects concurrently. In addition, a substantial amount of fixed research and development costs such as salary and salary-related benefits, rent, equipment depreciation, utilities, insurance and maintenance are shared among various programs. Accordingly, we have not historically tracked specific costs for each of our research and development projects.

There is a risk that any medical device development program may not produce revenue. Moreover, because of uncertainties inherent in medical device development, including those factors described below under “Certain Factors That May Affect Future Results of Operations,” we may not be able to successfully develop and commercialize any of the product candidates included in the table above.

In the third quarter of 2004 we achieved CE mark approval for our Hepasphere SAP Microspheres for the embolization of liver tumors in the European Union. We have exclusive worldwide rights to the Hepasphere SAP Microspheres technology under a license from Dr. Shinichi Hori, subject only to Dr. Hori’s right to conduct clinical trials on our behalf in Japan, treat patients at Rinku Medical Center and Osaka Medical Center in Japan and engage in research at Osaka University. Our TempRx Microspheres and Radiosphere Microspheres product development initiatives are in preclinical evaluation. The successful development of these early-stage product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing medical devices, including uncertainties relating to:

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. The significant accounting policies, which we believe are most critical in gaining an understanding of our financial statements, include policies and judgments relating to revenue recognition, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. There were no material changes in our judgments or estimates during the first nine months of 2004. For a more detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues. Total revenues increased to $3.5 million for the three-month period ended September 30, 2004 from $3.0 million for the same period in 2003, an increase of $487,000, or 16%. Product sales increased to $3.4 million for the three-month period ended September 30, 2004 from $3.0 million for the three-month period ended September 30, 2003. The $427,000, or 14%, increase in product sales was primarily due to increased demand in Canada and South America for all products, which accounted for $140,000 in additional revenue and to higher market acceptance of our Segway guidewire and Embocath catheter product lines in the US and Europe, which accounted for $100,000 in additional revenue. Also contributing to the increase in total revenues for the three-month period ended September 30, 2004 from the three-month period ended September 30, 2003, was $60,000 of licensing revenue. The licensing revenue derived from an agreement entered into with a third party in June of 2004 for the development of Embosphere Microspheres for use in the prevention of gastroesophageal reflex disease; or GERD. In exchange for $100,000, we granted this third party a five-month exclusive development agreement for Embosphere Microspheres for GERD. We will recognize the remaining $20,000 of revenue in the fourth quarter.

The majority of our revenues in the third quarter of 2004 and 2003, respectively, was derived from the sale of Embosphere Microspheres. As a result of our strategic focus on UFE and other embolotherapy applications using our microsphere products, we expect that sales of our Embosphere Microspheres and our ancillary embolotherapy delivery systems will continue to account for a substantial portion of our revenues in 2004.

Costs of Product Sales. Costs of product sales for the three-month period ended September 30, 2004 was $1.2 million, unchanged from the same period in 2003 of $1.2 million.

Gross Margin. Gross margin for the three-month period ended September 30, 2004 increased $487,000, to 67% of total revenues, up from 61% of total revenues in the three-months ended September 30, 2003. The increase was primarily attributable to the increase in production levels to support the increase in sales and to licensing revenues. We expect future gross margin will be highly correlated to the following factors:

•	revenue growth;

•	production levels;

•	foreign exchange rate movements;

•	sub-contracted manufacturer and supplier agreement terms and conditions; and

•	future inventory reserve requirements.

Research and Development Expense. Total research and development expenses in the three-month period ended September 30, 2004 increased to $562,000 from $534,000 in the same period in 2003. The $28,000, or 5%, increase in the three months ended September 30, 2004 was primarily due to an increase in clinical costs offset by a reduction in non-essential headcount after the completion of development related projects in 2003. Total clinical costs were $72,000 and $24,000 for the three-month periods ended September 30, 2004 and 2003, respectively, reflecting our efforts during 2004 to satisfy regulatory requirements for approval of our Embosphere Microspheres product in Japan.

Sales Expense. Sales expense for the three-month period ended September 30, 2004 decreased to $1.2 million from $1.3 million in the same period in 2003. The $136,000, or 10%, decrease in the three months ended September 30, 2004 was primarily the result of the elimination of certain headcount in the field in the United States and lower commissionable sales. Sales expense is expected to grow to the extent we realize growth in worldwide product sales.

Marketing Expense. Marketing expense for the three-month period ended September 30, 2004 increased to $931,000 from $728,000 in the same period in 2003. The $203,000, or 28% increase was primarily due to an increase in expenses relating to public relations and awareness programs following the UFE stories aired nationwide on news programs and were published in national periodicals in August. We expect that marketing expenses will increase in the foreseeable future as we seek to continue our effort to promote (i) UFE awareness as an alternative to hysterectomy and (ii) EmboSphere Microspheres as a beneficial product in UFE procedures.

General and Administrative Expense. General and administrative expenses for the three-month period ended September 30, 2004 increased to $890,000 from $785,000 for the comparable period in 2003. The $105,000, or 13%, increase was primarily due to recruiting costs.

Interest and Other Income, net. Interest and other income, net, in the three-month period ended September 30, 2004 was $95,000, compared to $69,000 in the comparable period in 2003. The $26,000 or, 38%, increase in interest and other income was primarily due to realized foreign currency gains as compared to the prior year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues. Total revenues increased to $9.9 million for the nine-month period ended September 30, 2004 from $9.2 million for the same period in 2003, an increase of $721,000, or 8%. Product sales increased to $9.8 million for the nine months ended September 30, 2004 from $9.2 million for the nine months ended September 30, 2003. The $641,000, or 7%, increase in product sales was primarily due to the $206,000 impact of foreign currency translation adjustments, and higher worldwide market acceptance of our Segway guidewire and Embocath catheter product lines, which accounted for $210,000 in additional revenue. Also contributing to the increase in total revenues for the nine-month period ended September 30, 2004 from the nine-month period ended September 30, 2003, was $80,000 of licensing revenue.

The majority of our revenues in the first nine months of 2004 and 2003, respectively, were derived from the sale of Embosphere Microspheres. As a result of our strategic focus on UFE and other embolotherapy applications using our microsphere products, we expect that sales of our Embosphere Microspheres and our ancillary embolotherapy delivery systems will continue to account for a substantial portion of our revenues in 2004.

Costs of Product Sales. Costs of product sales for the nine-month period ended September 30, 2004 were $5.0 million compared with $3.4 million for the same period in 2003. The $1.6 million, or 47%, increase was primarily due to the following factors:

•	We recorded a write-off of $913,000 for in process Embogold Microspheres and Embosphere Microspheres inventory. The work in process reserve represents in process Embogold Microspheres and Embosphere Microspheres inventory that was produced prior to the recent implementation of an improved manufacturing process in our facility in France and which we have elected to discard.

•	We recognized $223,000 in costs of product sales related to product replacement for shelf life limitations of the saline solution contained within the syringes.

•	We established additional reserves of $366,000 in 2004 for expected obsolescence of specific sizes of Embosphere Microspheres and EmboGold Microspheres that were historically slow moving.

Gross Margin. Gross margin for the nine months ended September 30, 2004 decreased to $4.9 million, or 49%, of total revenues from $5.7 million, or 63% of total revenues in the nine months ended September 30, 2003. The decrease was primarily attributable to the additional costs related to the write-off of in process inventory, expenses associated with the product replaced as a result of shelf life limitations, and the increased reserve for finished goods syringes discussed above, offset partially by $80,000 of licensing revenue in 2004. We expect future gross margin will be highly correlated to the following factors:

•	revenue growth;

•	production levels;

•	foreign exchange rate movements;

•	sub-contracted manufacturer and supplier agreement terms and conditions; and

•	future inventory reserve requirements.

Research and Development Expense. Total research and development expenses in the nine-month period ended September 30, 2004 decreased to $1.8 million from $2.1 million in the same period in 2003. The $288,000, or 14%, decrease in the nine months ended September 30, 2004 was primarily due to a reduction in payroll and related expenses as a result of a reduction in non-essential personnel after the completion of development related projects in 2003. Total clinical costs were approximately $180,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

Sales Expense. Sales expense for the nine-month period ended September 30, 2004 decreased to $3.5 million from $4.1 million in the same period in 2003. The $548,000, or 13%, decrease in the nine months ended September 30, 2004 was primarily the result of the elimination of certain headcount in the field in the United States. Sales expense is expected to grow to the extent we realize growth in worldwide product sales.

Marketing Expense. Marketing expense for the nine-month period ended September 30, 2004 decreased to $2.0 million from $3.5 million in the same period in 2003. The $1.5 million, or 42% decrease was primarily due to a reduction in expenses relating to awareness and education programs associated with promoting the UFE procedure through our ASK4UFE campaign earlier in the year offset by the cost of public relations programs in August following the UFE stories in the national media. We expect that marketing expenses will increase in the foreseeable future as we seek to continue our effort to promote (i) UFE awareness as an alternative to hysterectomy and (ii) Embosphere Microspheres as a uniquely beneficial product in UFE procedures.

General and Administrative Expense. General and administrative expenses for the nine-month period ended September 30, 2004 decreased to $2.4 million from $2.6 million for the comparable period in 2003. The $206,000, or 8%, decrease was primarily due to the elimination of certain administrative headcount in the United States and Europe during the second half of 2003.

Interest and Other Income, net. Interest and other income, net, in the nine-month period ended September 30, 2004 was a loss of $74,000, compared to income of $335,000 in the comparable period in 2003. The $409,000 decrease in interest and other income was primarily due to realized foreign currency losses as the U.S. dollar weakened against the Euro, and to lower investment income on lower cash, cash equivalent and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations from net proceeds provided from public and private equity offerings, funds provided by the sale of our former chromatography business, funds provided by a significant stockholder, Sepracor Inc., bank financings, equipment lease financing and, to a lesser extent, exercises of stock options. As of September 30, 2004, we had $3.7 million in cash, cash equivalents and marketable securities, with a total of $6.7 million in working capital.

For the nine months ended September 30, 2004, we used $4.5 million in operating cash primarily to fund our sales, marketing and product research and development activities, as well as to finance working capital requirements, particularly in the U.S. Cash used in operations is expected to decrease as anticipated increases in product sales are expected to partially offset our operational and product development expenditures.

Net cash provided by investing activities was $2.6 million for the nine months ended September 30, 2004, primarily from transfers of investments to cash to fund current operational needs. Net cash provided by financing activities was $724,000 for the nine months ended September 30, 2004, most of which constituted proceeds from the exercise of stock options and capital equipment lease lines.

In March 2001, our wholly-owned French subsidiary, Biosphere Medical, SA, or BMSA, entered into a €152,450 ($190,000 equivalent as of September 30, 2004) term loan with a French national bank that is payable in Euros over four years and accrues interest at 5.4% per annum. The total loan balance outstanding as of September 30, 2004 was approximately €17,000, or $21,000.

On June 30, 2004, we entered into an agreement to extend the existing two-year credit facility with a bank originally entered into in May 2002. The amended agreement provides that the credit facility will contain all of the terms and conditions of our original credit facility, with the exceptions that the amount under which we could borrow for general working capital and corporate purposes, subject to limitations defined in the agreement, was reduced from $5.0 million to $3.0 million.

There were no borrowings outstanding under this agreement as of September 30, 2004. Each available 30, 60, 90 or 180-day advance will bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day LIBOR rate (1.84% as of September 30, 2004) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BMSA, as collateral.

On November 10, 2004, we completed a private placement of $8.0 million of our series A convertible preferred stock and warrants to purchase common stock with Sepracor Inc. and affiliates of Cerberus Capital Management, L.P., two of our existing investors. These investors purchased a total of 8,000 shares of series A preferred stock which are initially convertible into 2,000,000 shares of common stock based upon a conversion price of $4.00 per share. In addition, we have the right to convert the series A preferred stock into common stock, or redeem it, under specified circumstances. The series A preferred stock has a 6% dividend, which is payable quarterly in either cash or additional shares of series A preferred stock, at our election. We also issued the investors warrants to purchase an aggregate of 400,000 shares of common stock. These warrants expire five years from the date of issuance and have an initial exercise price of $4.00 per share. These warrants have been assigned a value of $850,000 using the Black-Scholes option-pricing model.

We believe that our existing cash and other working capital together with the proceeds from our $8.0 million private placement of series A preferred stock and warrants, which was completed on November 10, 2004, will be adequate to fund our operating and capital requirements, as currently planned, for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

On February 28, 2004, we entered into a four-year capital lease agreement for the purchase of manufacturing equipment at our facility in Roissy, France. The amount of the lease is for $165,000, payable over 48 months, at an effective annual interest rate of 4.64%. As of September 30, 2004, there was $142,000 outstanding under this capital lease agreement. Our other material contractual obligations are set forth in our annual report on Form 10-K for the year ended December 31, 2003, which is on file with the Securities and Exchange Commission.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

INFLATION

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or, the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements due to a number of important factors, including those set forth below. You should carefully consider each of these risks and uncertainties in evaluating our business, financial condition and results of operations. The forward-looking information provided herein represents our estimates as of the date of this report. Subsequent events and developments may cause these estimates to change. We caution you that we specifically disclaim any obligation to update this forward-looking information in the future.

RISK RELATING TO OUR FUTURE PROFITABILITY

BECAUSE WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN, OUR COMMON STOCK IS A SPECULATIVE INVESTMENT

We have incurred operating losses since our inception and, as of September 30, 2004, had an accumulated deficit of approximately $73.5 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses beyond the fourth quarter of 2004, as we continue our commercialization efforts

We may never become profitable. If we do become profitable, we may not remain profitable on a continuing basis. Our failure to become and remain profitable would depress the market price of our common stock and impair our ability to raise capital and expand, diversify or continue our operations.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

WE WILL CONTINUE TO NEED ADDITIONAL FUNDS, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO LIMIT, SCALE BACK OR CEASE OUR OPERATIONS

We believe that our existing cash and other working capital together with the proceeds from the $8.0 million private placement we completed on November 10, 2004 will be adequate to fund our operating and capital requirements, as currently planned, for at least the next 12 months.

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

IF OUR MICROSPHERE PRODUCTS ARE NOT PROPERLY USED OR IF THE MARKET CONCLUDES THAT OUR PRODUCTS ARE NOT SAFE OR EFFECTIVE, OUR BUSINESS COULD BE ADVERSLEY AFFECTED

Our microspheres are designed to permanently occlude blood vessels. There is some risk that some or all of the microspheres used in a medical procedure may travel in the blood system to sites other than the intended surgical site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death. Moreover, to use our microspheres correctly for a particular medical procedure, trained physicians must select and use the proper size and quantity. A physician’s selection and use of the wrong size or quantity of our microspheres could potentially have significant adverse health effects on the patient, including death. It will be necessary for us to spend significant amounts of money and allocate management resources to educate physicians about the selection and use of the proper size and quantity of microspheres in patient therapy. In addition, there is only limited data concerning the long-term.

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

IF WE DO NOT SUCCESSFULLY MARKET AND PROMOTE OUR EMBOSPHERE MICROSPHERES FOR USE IN UTERINE FIBROID EMBOLIZATION, OUR PRODUCT REVENUES WILL NOT INCREASE

In the first quarter of 2003, we launched our ASK4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third party payers of UFE as an alternative treatment for fibroids. To date, we believe that only a very small segment of the population is familiar with the treatment option. We believe the majority of our revenues in the United States for the year ended December 31, 2003 and for the nine months ended September 30, 2004 was derived from the sale of Embosphere Microspheres and EmboGold Microspheres, for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve awareness of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased awareness, our product revenues profitability and success will be adversely affected. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of September 30, 2004, we had EmboGold inventory with a carrying value of $467,000, including in process inventory of $350,000 and finished goods syringes of $117,000. We currently believe no provision for the write off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

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

IF WE DO NOT DEVELOP AND INTRODUCE NEW PRODUCTS, WE MAY NOT ACHIEVE REVENUE OPPORTUNITIES

We derived approximately 17% of our revenues for the nine-month period ended September 30, 2004 from the sale of non-strategic medical device products that we do not expect to constitute a significant portion of our revenues on an ongoing basis. In addition, we believe that a significant portion of our revenues for the year ended December 31, 2003 and the nine months ended September 30, 2004 was derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek clearance from the FDA to market. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. If we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

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

IF WE DO NOT RETAIN OUR SENIOR MANAGEMENT, OTHER KEY EMPLOYEES, SCIENTIFIC COLLABORATORS AND ADVISORS, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY; CHANGES IN MANAGEMENT COULD RESULT IN SHORT-TERM DISRUPTION TO OUR BUSINESS

The loss of key members of our management team could harm us. We have recently experienced significant changes in management. In November 2004, Richard Faleschini joined us as our president and chief executive officer, and in September 2004, Martin Joyce joined us as our chief financial officer. Disruptions in our business could result in the near term as a result of changes in our management and the integration of this new management team into our company. We also depend on our scientific collaborators and advisors, all of whom have other commitments that may limit their availability to us. Our success is substantially dependent on the ability, experience and performance of these members of our senior management and other key employees, scientific collaborators and advisors. Because of their ability and experience, if we lose one or more of these individuals, we may not be able to successfully implement our business strategy.

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

BECAUSE KEY STOCKHOLDERS BENEFICIALLY OWN A SIGNIFICANT AMOUNT OF OUR COMMON STOCK, THEY MAY BE ABLE TO EXERT CONTROL OVER US

As of the completion of our private placement on November 10, 2004, Sepracor Inc. and funds affiliated with Cerberus Capital Management, L.P. owned approximately 26% and 17% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, two of our directors are executive officers of Sepracor and we have granted board observation rights to Cerberus. Accordingly, these stockholders may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitled them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

•	amending our charter or bylaws in a manner that adversely affects the holders of series A preferred stock;

•	authorizing or issuing any equity security that is senior to or pari passu with the series A preferred stock; and

•	declaring or paying any dividends on, or redeeming or repurchasing any shares of our capital stock, subject to customary exceptions.

This ownership concentration could cause the market price of our common stock to decline. In addition, conflicts of interest between these key stockholders and us may arise, including with respect to competitive business activities and control of our management and our affairs.

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

Further, the FDA has classified our embolotherapy device into Class III, which means that even though we have obtained clearance under Section 510(k) to market the device for certain indications, the FDA could in the future promulgate a regulation requiring premarket approval of the device under Section 515 of the Federal Food, Drug, and Cosmetic Act to allow it to remain on the market. We may experience difficulty in providing the FDA with sufficient data for premarket approval in a timely fashion, if at all. In addition, the FDA may require us to conduct a post market surveillance study that would require us to track specific elements of patient experience with our microspheres product after we have begun marketing it. If such a study revealed previously unknown adverse events or an unexpectedly high rate of adverse events, the FDA could place further restrictions on our marketing of the device, or rescind our clearance or approval.

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

RISKS RELATING TO THE PRODUCTION AND SUPPLY OF OUR PRODUCTS

IF WE EXPERIENCE MANUFACTURING DELAYS OR INTERRUPTIONS IN PRODUCTION, THEN WE MAY EXPERIENCE CUSTOMER DISSATISFACTION AND OUR REPUTATION COULD SUFFER

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce and package all of our microsphere products in one manufacturing facility in France and subcontract our entire U.S. catheter and U.S. guidewire processes to an independent contract manufacturer in the United States. We would likely experience significant delays or cessation in producing our products at either of these facilities if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture and package our products at our facility in France, we may be required to enter into arrangements with one or more alternative contract manufacturing companies. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

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

We have incurred costs in connection with replacing syringes containing our microspheres products because of shelf life limitations of the saline solution contained within the syringes. We have informed our customers of these shelf life limitations, and have advised them to contact us regarding product replacement of their syringes. These costs may be in excess of those currently reserved for product obsolescence, excess inventory, warranty claims and product returns. For the nine-month period ended September 30, 2004, we have recognized $223,000 in costs of product sales for product replacement as a result of shelf life limitations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

As of September 30, 2004, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 107 “Disclosures About Fair Value of Financial Instruments.”

PRIMARY MARKET RISK EXPOSURES

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro and as of September 30, 2004 approximately €3.8 million or $4.7 million remained outstanding within the inter-company trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. Dollar) as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated other comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government and non-government debt securities. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. As of September 30, 2004, approximately 67% of the $2.8 million classified as available-for-sale marketable securities will mature within one year.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BioSphere Medical, Inc.

Date: November 12, 2004	/s/ Richard J. Faleschini
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)

Date: November 12, 2004	/s/ Martin J. Joyce
Martin J. Joyce
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Second Modification, dated as of June 30, 2004, to the Credit Agreement and Promissory Note by and between the Company and Brown Brothers Harriman & Co. dated May 17 2002.

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to pursuant to Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer pursuant to pursuant to Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.