Form 10-K
period 2004-12-31
BIOSPHERE MEDICAL INC
filed 2005-03-29
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-23678

BioSphere Medical, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3216867
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1050 Hingham St., Rockland, Massachusetts 02370

(Address of Principal Executive Offices) (Zip Code)

(781) 681-7900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

common stock, $.01 par value

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2004 was $22,431,000 based on the closing price of the common stock as reported by the Nasdaq National Market as of such date.

The Registrant had 14,425,421 shares of common stock outstanding as of March 15, 2005.

Documents incorporated by reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Form 10-K.

PART I

This annual report on Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of BioSphere to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenues, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines and expectations regarding market acceptance and market penetration for our products; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in “Business—Factors That May Affect Future Results” and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

Item 1.                        BUSINESS

We are focused on applying our proprietary microsphere technology to medical applications using embolotherapy techniques. Embolotherapy is the process of obstructing a blood vessel or organ by the insertion or lodgment of particles or other materials. Embolotherapy works by reducing blood flow to targeted areas of the body. Our core technologies consist of patented bio-engineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles, and manufacturing methods. These core technologies are used to produce miniature spherical beads with uniquely beneficial properties for a variety of medical applications. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, resulting in therapeutic benefit.

Our principal focus is the treatment of symptomatic uterine fibroids, which are non-cancerous tumors growing within or on the wall of the uterus, using a procedure called uterine fibroid embolization, or UFE. UFE is a minimally invasive procedure in which microspheres are injected through a small catheter into the blood vessels that supply the uterus. Blood flow guides these particles into the network of vessels that preferentially flow toward the fibroids, thereby blocking the blood supply to the fibroids, but not the surrounding healthy tissue. Most patients with uterine fibroids are not initially symptomatic and remain untreated until the patient experiences symptoms such as abnormal bleeding, increased urinary frequency, pain, swelling or fertility difficulties. Our products are continuing to gain acceptance in this rapidly emerging procedure, as well as in a number of other new and established medical treatments. Our strategy is twofold. First, we are seeking to grow the embolotherapy business worldwide, specifically the UFE procedure, by increasing the awareness and availability of this procedure. Second, we will seek to maintain our current technology leadership by introducing new products and product improvements, through both internally developed and externally acquired technologies, that improve and broaden the use of embolotherapy techniques.

Our initial products, Embosphere® Microspheres and EmboGold® Microspheres, have a number of beneficial properties that we believe make them well suited for embolotherapy procedures. Because of their uniform, spherical shape and soft, slippery surface, our particles are easy to inject through small catheters, resulting in a more even distribution within the vessel network. We provide these products in a variety of precise sizes, so they can be selected to target occlusion of specific sized vessels to produce predictable results.

In November 2002, we received 510(k) clearance from the Food and Drug Administration, or FDA, to market our Embosphere Microspheres for UFE. Significant third-party clinical data and publications support the safety and effectiveness of the UFE procedure. We believe that a growing part of the medical community perceives UFE to be a reasonable alternative for most patients who now consider or undergo hysterectomy for treatment of their fibroids. For these reasons, we believe the number of UFE procedures has the potential to increase at an accelerating rate. We were the first company to gain regulatory clearance to market a product for UFE in the United States. During 2004, we continued to focus on seeking to grow our Embosphere Microsphere business through media relations activities, as well as referral physician and patient awareness programs. We continue to develop our sales and marketing organization to maintain our leadership position in the field of UFE.

We also believe that growth opportunities exist in the use of other embolotherapy procedures, notably in the treatment of liver cancer. We obtained CE approval mark for our Hepasphere SAP™Microspheres for the treatment of liver cancer in the third quarter of 2004 and expect to begin commercializing this product in the European Union in 2005. CE mark approval denotes conformity with European standards for safety and allows certified devices to be placed in the market in European Union countries. We continue to conduct and support research on the safety and effectiveness of our product candidates in other indications. Specifically, we are currently engaged in preclinical research on the development of temporary or dissolving embolics and the use of our microsphere technology for the targeted delivery of radiation therapy. We have also sought to develop new and improved technologies. For example, in 2002 we introduced our EmboCath® Infusion Catheter and our Segway® Guidewire, the first products in our microsphere delivery system product line.

We believe that our microsphere technologies have several non-embolotherapy applications, such as tissue bulking, repair and regeneration. For example, we have explored the use of our microspheres in the treatment of stress urinary incontinence, gastroesophageal reflux disease, urinary reflux and certain dermal defects. As a result of these efforts, we filed a number of patent applications related to the application of our technologies in these areas. Although our current focus is on embolotherapy markets and significant additional research in these areas would be required, we believe that these non-embolotherapy applications may provide us with development and commercialization opportunities through internal efforts or third party licensing, collaboration or similar opportunities.

We were incorporated in Delaware in 1993. Our principal executive offices are located at 1050 Hingham Street, Rockland, MA 02370 and our telephone number is (781) 681-7900. Unless the context otherwise requires, references in this annual report on Form 10-K to “BioSphere,” “we,” and “our” refer to BioSphere Medical, Inc. and our subsidiaries.

We maintain a website with the address www.biospheremed.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the U.S. Securities and Exchange Commission.

BioSphere®, Embosphere®, EmboGold®, EmboCath®, Segway®, Hepasphere SAP™, TempRX™, Radiosphere™, and ASK4UFE™ are trademarks of BioSphere Medical, Inc. Other trademarks appearing in this annual report are the property of their respective holders.

INDUSTRY OVERVIEW

Embolotherapy Markets

Embolotherapy has been in use for more than 20 years by interventional radiologists to mechanically block the flow of blood to treat certain peripheral tumors and arteriovenous malformations and to control blood loss. In the past decade, interventional radiologists around the world have adopted new embolotherapy procedures, including uterine fibroid embolization and embolization for the treatment of certain cancers, and in particular liver cancer. Moreover, we believe that an increasing number of affected patients are seeking alternative treatments with embolotherapy due to their desire for less invasive treatment options than those presented by non-embolotherapy procedures.

Uterine Fibroids

Until recently, women suffering from uterine fibroids have had few treatment options. These existing treatment options include the following:

•       Hysterectomy.   Hysterectomy is a surgical procedure to remove the uterus. While hysterectomy has a relatively low complication rate, it requires a hospital stay of several days, a recovery period of up to six to eight weeks and results in loss of fertility. Furthermore, hysterectomies have been tied to adverse psychological effects, sexual and urinary dysfunction, as well as the onset of early menopause. In addition, for many women who have their ovaries removed during hysterectomy, this treatment means extended hormone replacement therapy.

•       Myomectomy.   Myomectomy is the surgical removal of the uterine fibroids without removal of the uterus. It is usually performed on women who wish to preserve their fertility. Only fibroids that can be easily accessed and excised are candidates for removal with this technique. Because some fibroids are difficult to identify while others are difficult to remove, there is a relatively high symptom recurrence rate, between 10% and 30%, after myomectomy. Partly for this reason and because only a small percentage of gynecologists are trained to perform this procedure, relatively few myomectomies are performed compared to the number of eligible patients.

•       Drug Therapy and “Watchful Waiting.”   Drug therapies include non-steroidal anti-inflammatory drugs, oral contraceptive pills, progestational agents and gonadotropin-releasing hormone agonists. Women with less severe symptoms who elect against drug therapy and those seeking to conceive have few satisfactory options. In these circumstances, physicians usually monitor symptoms and will administer therapy only if the condition worsens.

•       Other treatments.   Other treatments for benign uterine conditions include high intensity focused ultrasound and global endometrial ablation. High-intensity focused ultrasound is a method of delivering ultrasonic energy to a discrete, distant point with resultant heat and tissue destruction, but without causing a significant temperature increase or cellular injury to tissue lying in the path of the ultrasound beam. Global endometrial ablation describes the minimally invasive application of energy to destroy the entire endometrial lining in women who are experiencing severe menorrhagia and who have completed their childbearing.

Liver Cancer

Liver cancer is one of the most prevalent forms of cancer worldwide. There are several types of liver cancer. Metastatic liver cancer occurs when cancer begins in another part of the body, such as the colon, and then migrates, or spreads, to the liver. Primary liver cancer refers to cancer that begins within the liver itself. Hepatitis B and hepatitis C, inflammations of the liver caused by the hepatitis virus, are contributing factors to the development of primary liver cancer. In the U.S., metastatic liver cancer is more prominent than primary liver cancer. However, the rate of primary liver cancer, where the cancer originates in the liver, is expected to increase dramatically in the U.S. due to increased incidences of hepatitis C, a key risk factor for primary liver cancer. There is a high incidence of primary liver cancer outside of the U.S., particularly in Asia, due to the high rates of the hepatitis B and C viruses outside of the U.S.

Primary liver cancer is typically diagnosed at a state that is too advanced for surgical cure. For the 75 percent of patients, who are not surgical candidates in the U.S. who fall into this category, existing treatment options are primarily designed to improve quality of life rather than cure the underlying disease. Many conventional forms of cancer therapy, such as systemic chemotherapy or external beam radiation, do not show significant effectiveness for most primary liver cancer patients.

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

We are seeking to develop embolotherapy technologies that we believe will offer significant advantages over the products currently available to treat both primary and metastatic liver cancer.

Non-Embolotherapy Applications

Although our current focus is to develop our embolotherapy business, we believe there may be applications for our core technology in non-embolotherapy applications, particularly as bulking agents to replace or supplement tissue support. Bulking agents are materials, injected into body sites, used to provide extra physical support where normal anatomic support is not present. These applications include: stress urinary incontinence, gastro esophageal reflux disease, urinary reflux in infants and certain skin conditions.

We have developed a number of technologies related to non-embolotherapy applications that have resulted in numerous patent applications. Although we are currently focusing our resources and efforts on the embolotherapy business and significant additional research in these areas would be required, we believe that these applications may provide us with development and commercialization opportunities.

OUR BUSINESS STRATEGY

Our goal is to be a global leader in embolotherapy. Elements of our strategy to accomplish this goal include:

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

•       Maintain our technology leadership.   We are seeking to maintain our current technology leadership by introducing new products and product improvements, through both internally developed and externally acquired technologies, that improve and broaden the use of embolotherapy techniques. We have an established track record of introducing new innovations to the embolotherapy market. We introduced our first commercial microsphere in Europe in 1997 and in the United States in 2000; the first colorized microsphere, our EmboGold Microspheres product, in 2001; the first sterilized vial in 2001; and the first pre-filled sterilized syringe in 2001. In 2002, we became the first company with a product that is FDA cleared in the United States for use in UFE. Additionally, in 2002 we introduced two new accessory embolotherapy products designed specifically to deliver our products and other embolic particles. In 2004, we obtained CE mark in the European Union for our Hepasphere SAP Microspheres. We are also seeking to develop a product pipeline of new products and product improvements.

PRODUCTS

Our innovative microsphere technology evolved out of approximately 15 years of research and development of polymer formulations used in the field of biological separations and drug purification.

The following table summarizes information about our principal products and products under research and development.

Principal Products

PRODUCT	CLEARED FOR THE FOLLOWING INTENDED USES	GEOGRAPHIC APPROVALS
Embosphere® Microspheres	Uterine fibroids, hypervascularized tumors and arteriovenous malformations	United States, Canada, European Union, Argentina, Brazil, Costa Rica, Hong Kong, Korea, Taiwan and Australia
EmboGold® Microspheres	Hypervascularized tumors and arteriovenous malformations	United States, Canada, European Union, Argentina, Brazil, Costa Rica, Hong Kong, Korea, Taiwan and Australia
Hepasphere SAP™ Microspheres	Liver cancer	European Union
EmboCath® Infusion Catheter	Peripheral embolization procedures	United States, Canada, European Union, Argentina, Brazil, Costa Rica and Hong Kong
Segway® Guidewire	Peripheral embolization procedures	United States, Canada, European Union, Argentina, Brazil, Costa Rica and Hong Kong

Products under Research and Development

PRODUCT	POTENTIAL MARKETS	DEVELOPMENT STATUS
TempRx™ Microspheres	Trauma, hemorrhage	Preclinical Research—Animal Studies
Radiosphere™ Microspheres	Cancer	Feasibility

Embosphere Microspheres

Our Embosphere Microspheres and EmboGold Microspheres products, are intended for use in embolotherapy to block or control the blood supply to certain tumors and other vascular malformations. In November 2002, following successful completion of our clinical studies, we received regulatory clearance in the United States from the FDA for use of our Embosphere Microspheres in treating uterine fibroids. In April 2000, we received 510(k) marketing clearance from the FDA of our Embosphere Microspheres for hypervascularized tumors and arteriovenous malformations.

We believe that UFE will become the principal application for our microsphere products. The majority of our revenues in the United States is currently derived from the sale of our Embosphere Microspheres for UFE. Uterine fibroid embolization is a minimally invasive procedure, performed by interventional radiologists, in which microspheres are injected through a small catheter into the blood vessels that supply the uterus. Blood flow guides these particles into the network of vessels that preferentially flow toward the fibroids, thereby preferentially blocking the blood supply to the fibroids, but not to the surrounding healthy tissue. The goal of the uterine fibroid embolization procedure is to eliminate the flow of blood to the uterine fibroids, thereby causing fibroid shrinkage and alleviating related symptoms, while preserving normal uterine and ovarian function.

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

Although the effect of uterine fibroid embolization on continued fertility or fetal development has not been studied extensively, and our 510(k) clearance does not include women who intend future pregnancy, we believe that uterine fibroid embolization has the potential to preserve the fertility of at least some of the patients that would otherwise be lost through hysterectomy or may be compromised by the use of current therapies or technologies, and to reduce or eliminate the risk of recurrence of the uterine fibroid tumor and the complications associated with myomectomy. Most uterine fibroid embolization procedures can be performed in less than one hour, while the patient is sedated, but awake. The patient generally stays overnight in the hospital to manage any discomfort associated with the procedure and typically returns to everyday activities in several days. In contrast, hysterectomy patients undergo general anesthesia, stay in the hospital for four to five days and have a recovery period lasting up to six to eight weeks.

We believe Embosphere Microspheres are also being used in other disease areas and procedures, including liver cancer and arteriovenous malformations, although we are devoting substantially all of our internal efforts to marketing and selling this product for UFE.

Embosphere Microspheres have a variety of characteristics that may make them preferable to other currently marketed particles. These include:

•       Uniform Spherical Shape/Calibrated Particle Size.   We are able to synthesize beads with uniform sizing and a spherical shape. When embolic materials are non-spherical or irregularly sized, as is the case with the polyvinyl alcohol, or PVA particles that have been historically used in these applications, clinicians find vessel targeting more difficult, and may also experience an increased incidence in unwanted embolization of blood vessels away from the site of the tumor.

•       Compliant and Resilient Properties.   We have developed a soft, elastic microsphere that has the capability to compress significantly, thus facilitating delivery through very small catheters know as microcatheters. Many clinicians prefer using microcatheters during embolization, since such catheters minimize the frequency of artery or vessel spasm during the procedure. Vessel spasm can be of particular concern during uterine fibroid embolization as it can disrupt the flow of blood, which clinicians rely on during embolization to direct the microspheres to the vessel targeted for occlusion.

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

•       Cell Adhesion.   Our Embosphere Microspheres are cross-linked with a cell adhesion promoter composed of gelatin, which is designed to enhance a stable and complete occlusion of the vessel.

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

EmboGold® Microspheres

Our EmboGold Microspheres product was launched in the United States in September 2001 after receiving FDA clearance for treatment of hypervascularized tumors and arteriovenous malformations. In March 2002, we received CE mark approval in the European Union. This product enhancement adds color to the microspheres for improved visibility during preparation and injection. We do not have FDA clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and have determined not to seek such approval at this time. We made this decision because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of pain and/or rash.

Hepasphere SAP™ Microspheres

Hepasphere SAP Microspheres are CE marked in the European Union and Hepasphere SAP Microspheres are currently in clinical evaluation in Japan. This product shares some features with our Embosphere Microspheres, which also are used for the treatment of liver cancer and, in addition, they expand in size. Like treatment of uterine fibroids, targeted liver embolotherapy is intended to starve the liver tumor without damaging the surrounding tissue or causing any adverse side effects on other parts of the body, such as those associated with chemotherapy and radiation. In September 1999, we obtained a worldwide exclusive license to Hepasphere SAP Microsphere from Dr. Shinichi Hori.

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

TempRx™ Microspheres

We believe that an opportunity exists for temporary or resorbing embolic materials, which are embolic particles that degrade or dissolve after some period of time. Currently, embolic materials are frequently used to temporarily treat internal bleeding from trauma or specific disease, and we believe that this could be a suitable application for temporary embolics. We believe that there is also a growing interest to use temporary or dissolving embolics in many current embolization applications, including liver and fibroid embolization. We are currently conducting preclinical research on our TempRx Microspheres as temporary embolics.

Radiosphere™ Microspheres

We are currently conducting feasibility studies on our Radiosphere Microspheres, through which we are seeking to adapt our microsphere technology in order to create radioactive compounds for targeted delivery of radiation therapy. We believe that the targeting of radiation doses through the body’s blood vessels is a potentially superior method to external radiation treatment modalities because it offers a conceptually optimal way of uniformly dosing the tissue that is most actively proliferating while, at the same time, minimizing dosage to non-targeted areas. We also believe our technology may offer significant benefits to physicians and patients compared with first generation products recently introduced.

Other Non-Strategic Products

We also sell barium delivery kits and other ancillary products in the European Union. We purchase barium from a third party and resell it for use in gastrointestinal medical testing. We sell other ancillary devices as medical products for hospital and physician use. While we generated a significant portion of our revenues in 2004 and 2003 from these non-strategic products, we do not expect these products to be a significant component of our future sales.

MARKETING AND SALES

We currently market our embolotherapy and delivery systems products through direct sales efforts in the United States and through a combination of direct sales and distributors in Europe, Asia, Canada, the Middle East, Africa, South America and other parts of the world.

As part of our sales and marketing efforts, we attend major medical conventions throughout the world pertaining to our targeted markets and invest in market development, including physician training, referral network education and patient outreach. We work closely with major interventional radiology centers in the areas of training, therapy awareness programs, clinical studies and ongoing research. We have a worldwide team of medical advisors that conduct research, perform clinical studies and publish scientific papers relating to our business areas.

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

During the fiscal years ended December 31, 2004, 2003, and 2002, research and development expenses were $2.39 million, $2.58 million and $3.97 million, respectively.

COMPETITION

We encounter, and expect to continue to encounter, competition in the sale of our current and future embolotherapy and delivery system products. The primary competitive embolotherapy product has been polyvinyl alcohol, or PVA, a product introduced into the market more than 20 years ago. Our principal competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are Angiodynamics Incorporated, Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson and Johnson Company, Pfizer, Inc. and Terumo Corporation, as well as companies selling or developing non-embolotherapy solutions for the disease states targeted by us. Currently, the primary products with which our microspheres compete for some of our applications are spherical polyvinyl alcohol, sold by Boston Scientific Corporation, Biocompatibles and Terumo, gel foam, sold by Pfizer, and non-spherical polyvinyl alcohol, sold by Angiodynamics and Cook. Many of our current competitors have, and our future competitors are likely to have, greater financial, operational, sales and marketing resources and more experience in research and development than we have. We compete primarily on the basis of product performance, ease of use, degree of targeted embolization control, and quality of patient outcome. Within the field of uterine artery embolization, we believe we are the market share leader and one of only two companies in the United States to have embolic products specifically indicated for use in UFE. Boston Scientific, which markets both a PVA product and a next-generation spherical PVA product, is our principal competitor in this area of the market. Based on both research and clinical studies conducted on our product for UFE, we believe we offer physicians a high degree of ease of use, targeted delivery, durable vessel occlusion, and therefore satisfactory short and long-term clinical outcomes, when compared to our competitors.

GOVERNMENT REGULATION

FDA Regulation.   The FDA, and other federal, state, local, and foreign authorities, regulate our products and manufacturing activities. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, the FDA regulates the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Before a new device that we develop can be introduced into the market, we must obtain marketing clearance through a 510(k) notification or approval through a premarket approval application.

Changes in Approved Devices.   We must obtain new FDA 510(k) clearance or pre-market approval when there is a major change or modification in the intended use of a legally marketed device or a change or modification, including product enhancements, to a legally marketed device that could significantly affect its safety or effectiveness.

Good Manufacturing Practices and Reporting.   The Federal Food, Drug, and Cosmetic Act requires us to comply with Good Manufacturing Practices or Quality Systems regulations. We must comply with various quality control requirements pertaining to all aspects of our product design and manufacturing process, including requirements for packaging, labeling and record keeping, including complaint files. The FDA enforces these requirements through periodic inspections of medical device manufacturing facilities. In addition, the medical device reporting regulation obligates us to inform the FDA whenever information reasonably suggests that one of our devices may have caused or contributed to death or serious injury, or when one of our devices malfunctions, if the device would be likely to cause or contribute to a death or a serious injury in the event the malfunction recurred. We believe we, and all of our contract manufacturers, are in compliance with applicable Good Manufacturing Practices and Quality Systems regulations and with medical device reporting requirements.

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

Import Requirements.   To import a device, the importer must file an entry notice and bond with the U.S. Customs Service pending an FDA decision on the product’s admissibility. All devices are subject to FDA examination before release from Customs. Any article that appears to be in violation of the Federal Food, Drug, and Cosmetic Act may be refused admission and a notice of detention and hearing may be issued.

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

Medical device laws are also in effect in many countries outside of the United States. These range from comprehensive device approval requirements for some or all of our medical device products to simpler requests for product data or certification. The number and scope of these requirements are increasing. Sales of medical devices in the European Union are subject to the European Medical Device Directive. This directive contains requirements for quality system and product performance guidelines with which all manufacturers must comply. These guidelines contain quality system guidelines and preproduction product design verification that closely resemble current FDA requirements. In 1997, we obtained ISO 9002 international quality systems registration, a certification showing that our manufacturing procedures and facilities comply with standards for quality assurance and manufacturing process control. Our compliance with this registration has been confirmed since 1997 in semi-annual surveillance audits.

Failure to materially comply with applicable federal, state and foreign medical device laws and regulations would likely have a material adverse effect on our business. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes.

We are subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment, as well as health and safety. In the course of our business, we are involved in the handling, storage and disposal of limited amounts of certain chemicals. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Usually these environmental laws and regulations impose “strict liability,” rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for acts that were in compliance with all applicable laws at the time the acts were performed. We have not been required to expend material amounts in connection with our efforts to comply with environmental requirements or that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Failure to comply with applicable environmental and related laws could have a material adverse effect on our business. In addition, because the requirements imposed by such laws and regulations are frequently changed, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position.

PROPRIETARY TECHNOLOGY AND PATENT RIGHTS

We seek to establish and protect our proprietary technologies and products by developing and using a strategy involving a combination of patents, copyrights, trademarks and trade secrets, as well as by entering into licensing agreements and utilizing confidentiality provisions where appropriate. We have implemented a patent strategy designed to maximize our intellectual property rights. We are pursuing patent coverage in the United States and foreign countries to protect the technology, inventions and improvements that we consider critical to the development of our products and business.

In January 1998, we entered into an agreement with L’Assistance Publique-Hopitaux De Paris, referred to as AP-HP, pursuant to which AP-HP has granted us the exclusive right to use two patents that we jointly own with AP-HP relating to Embosphere Microspheres. We are required to pay to AP-HP a royalty on the commercial sale of any products that incorporate technology covered by the patents. We may only sublicense these exclusive rights under the agreement with the prior written consent of AP-HP, which consent cannot be unreasonably withheld. The rights granted under the contract are for an initial period, which ends on September 16, 2009, and are renewable by mutual agreement between the parties. The agreement can be terminated on three months’ notice by either party if the other party does not perform one or more of its obligations under the agreement and fails to cure its nonperformance during the notice period. These jointly-owned patents will expire in 2014.

In 1999, we entered into an agreement with Dr. Shinichi Hori, pursuant to which we have an exclusive royalty-bearing license to Japanese patent rights for our Hepasphere SAP Microsphere product. These patent rights expire in 2012. We are prosecuting patent applications that include improvements of this inventor’s technology. However, present applications may not issue as patents, and these patents, if issued, may not provide us with sufficient protection against competitors. Further, we may be required to obtain additional licenses concerning the Japanese patent application and any licenses, if obtained, may not be on terms that are acceptable to us.

In 2003, we received a United States patent that is directed to methods and kits for dermal augmentation and tissue bulking using microspheres, which expires in 2019. In early 2004, we received a

U.S. patent directed to a method of embolization using polyvinyl alcohol microspheres; this patent expires in 2019.

In 2002, we received a United States patent that is directed to the treatment of urinary incontinence using microparticles, which expires in 2019.

In 2002 and 2004, two additional United States patents were awarded to us, directed to microspheres capable of swelling and methods for their use in dermal augmentation, both of which expire in 2020.

We have numerous United States patent applications currently pending. Almost all of these applications have corresponding European and other foreign applications pending. The subjects of the patents include new materials for embolization, new methods of using our materials for embolization and other applications, as well as new uses of our materials outside of embolization.

We currently own the following U.S. trademarks:

•       BioSphere®

•       Embosphere®

•       EmboGold®

•       EmboCath®

•       Segway®

•       Hepasphere SAP™

•       TempRX™

•       Radiosphere™

•       ASK4UFE™

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

Patents provide some degree of protection for our proprietary technology. However, the pursuit and assertion of patent rights, particularly in areas like medical device development, involve complex legal and factual determinations and, therefore, are characterized by significant uncertainty. Specifically, enforcement or defense of our patents against potential or actual third party infringers may impose a significant burden on our financial and human resources, and we may be limited in our ability to protect all of our rights. If we enforce our patents against third parties, they may challenge the validity or enforceability of our patents. We cannot predict whether we will be successful in enforcing our patents or defending their validity or enforceability.

In addition, the laws governing patent issuance and the scope of patent coverage continue to evolve, particularly in life sciences, and the patent rights we possess, or are pursuing, generally cover our technologies to varying degrees. As a result, we cannot ensure that patents will issue from any of our patent applications or from applications licensed to us, or that any of our issued patents will offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights may not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that any patents issued to us will provide a legal basis for establishing an exclusive market for our products or provide us with any competitive advantages, or that the patents of others will not have an adverse effect on our ability to do business or to continue to use our technologies freely. In view of these factors, the value of our intellectual property position is uncertain.

On January 13, 2005, an Opposition proceeding was brought by Biocompatibles UK Limited against our granted European Patent 1128816 relating to polyvinyl alcohol microspheres useful for embolization and methods thereof. We intend to file a response to the Opponent’s Brief prior to the deadline of June 1, 2005. We have validated this European patent in Germany, Spain, France, United Kingdom and Italy. While we are not able to predict the outcome of this proceeding, it will not impact our ability to sell our Embosphere products.

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

We also rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees also sign agreements assigning to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and, if so, our trade secrets could be disclosed to others, including our competitors, and there may not be an adequate corrective remedy available. Despite the measures we have taken to protect our intellectual property, parties to our agreements may breach the confidentiality provisions in our contracts or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, third parties may independently discover or invent competitive technologies, or reverse engineer our trade secrets or other technology. Therefore, the measures we are taking to protect our proprietary technology may not be adequate.

EMPLOYEES

As of December 31, 2004, we employed 69 persons. Of these employees, nine are primarily engaged in research, development and clinical activities, 22 are engaged in manufacturing, 28 are engaged in sales and marketing, and the remainder are engaged in finance and administration. Of these 69 persons, 34 are located in the United States and 35 are located in France.

Our employees in the United States are not covered by a collective bargaining agreement. In Europe, our employees are covered by the provisions of an agreement setting forth national guidelines and standards for labor relations within our industry. We consider our relations with our employees to be good.

Item 2.                        PROPERTIES

We currently lease office and manufacturing facilities in Rockland, Massachusetts, and Roissy, France. Our Rockland, Massachusetts office includes approximately 13,000 square feet of corporate offices and laboratory space pursuant to a five-year lease expiring in March 2005 at a cost of $23,000 per month.

On January 24, 2005, we entered into an amendment to this lease pursuant to which the leased premises is decreased to a total area of approximately 7,797 square feet at a monthly cost of $13,000 per month, and the term of the lease is extended through March 31, 2007.  Our Roissy, France facility includes approximately 18,000 square feet of office, laboratory and manufacturing space and is leased through May 2010 at a cost of  $22,000 per month.

At our facility in France, we produce our Embosphere Microspheres and some ancillary disposable devices. Embosphere Microsphere production includes the synthesis of raw materials and third-party manufactured intermediary compounds. Currently, the final product packaging of our Segway Guidewires, EmboCath Catheters and certain other ancillary products sold in Europe is performed by independent contract manufacturers under FDA Good Manufacturing Practices.

We believe that the leased facilities in Rockland, Massachusetts as recently amended, and as existing in Roissy, France are suitable to meet our current requirements and that suitable additional or substitute space will be available to us on commercially reasonable terms, if needed in the future.

Item 3.                        LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the quarter ended December 31, 2004.

EXECUTIVE OFFICERS

As of March 25, 2005, our executive officers, their respective ages and their positions are as follows:

Name	Age	Position
Richard J. Faleschini	58	President and Chief Executive Officer
Martin J. Joyce	50	Vice President and Chief Financial Officer
Gary M. Saxton	44	Senior Vice President and General Manager
Peter C. Sutcliffe	55	Vice President, Manufacturing

Richard J. Faleschini has served as President, and Chief Executive Officer since November 2004 and as a director of BioSphere Medical since March 2005. From 2003 to 2004, Mr. Faleschini served as Vice President and General Manager of the gynecology division at American Medical Systems Holdings, Inc., a supplier of medical devices to physicians specializing in the treatment of urological and gynecological disorders. From 1999 to 2003, Mr. Faleschini was Vice President of Marketing and Sales for American Medical Systems Holdings, Inc. From 1995 to 1999, he held executive marketing and general management positions at Medtronic, a medical technology company, with responsibilities in several sectors of their cardiac rhythm management, cardiac surgery, and interventional vascular businesses. His previous experience also includes executive marketing and sales management responsibilities at Cordis Corporation, Biomagnetic Technologies, and ATL/ADR Ultrasound. Mr. Faleschini received his B.S. in biology and M.S. in physiology from Michigan Technological University.

Martin Joyce has served as Chief Financial Officer Vice President since September 2004. From 2000 to 2004, Mr. Joyce served as Managing Partner of Stratex Group LLC, a provider of biopharmaceutical executive services to early-stage companies and venture investors. From 1996 to 2000, Mr. Joyce was North American Chief Financial Officer for Serono Inc. a biotechnology company. Prior to serving as North American Chief Financial Officer, Mr. Joyce held a variety of senior level positions within Serono, in finance, sales, marketing and manufacturing. Mr. Joyce’s earlier years were spent at Millipore and Bose

Corporations focusing on strategic planning, product rationalization and return on investment analysis. Mr. Joyce received a B.S. in finance from Northeastern University and an M.B.A. from Suffolk University, Boston, Massachusetts.

Gary Saxton has served as Vice President Marketing and Sales since November 2004. From 2001 to 2004, Mr. Saxton was a strategy consultant in the medical device industry. From 1999 to 2001, he was the Vice President of Sales and Marketing at Symphonix Devices, Inc. and the Vice President of Marketing at CardioGenesis Corporation, both publicly traded medical device companies. Mr. Saxton also previously held several marketing and strategy positions within Medtronic, Inc., both in the U.S. and Japan, including Director, Strategic Plan and Market Development Manager. He began his private sector career with IBM Corporation in a variety of sales, marketing and finance roles. Before IBM, he served as a Captain in the U.S. Army. Mr. Saxton holds a B.S. degree from the United States Military Academy, West Point, New York, and an M.B.A. from Harvard University, Boston, Massachusetts.

Peter C. Sutcliffe has served as Vice President, Manufacturing since October 2002. From 2001 to 2002, Mr. Sutcliffe served as the Vice President for North American Manufacturing for Whatman, Plc., a life science filtration company. From 1996 to 2001, he was the Chief Operating Officer for HemaSure, Inc., a manufacturer and supplier of blood filters. From 1982 to 1996, Mr. Sutcliffe held the position of Vice President of Manufacturing for Corning Costar Company, a life science products company. Prior to Costar, he held manufacturing management positions with Millipore, a high technology bioscience company. Mr. Sutcliffe holds a B.S. in biology from the University of Richmond in Virginia and an M.B.A. from Sul Ross State University of Texas, Fort Bliss, Texas.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ National Market under the symbol “BSMD”. On March 15, 2005, the last reported sale price of our common stock on the NASDAQ National Market was $3.80 and there were approximately 105 stockholders of record and approximately 2,526 beneficial owners of our common stock.

The following table shows the range of high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the last two fiscal years.

	2004
	High	Low
First Quarter	$5.70	$3.00
Second Quarter	$5.30	$2.50
Third Quarter	$4.00	$2.12
Fourth Quarter	$4.00	$2.27

	2003
	High	Low
First Quarter	$6.75	$3.50
Second Quarter	$6.20	$4.15
Third Quarter	$6.33	$2.80
Fourth Quarter	$4.45	$2.70

We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

Item 6.                        SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes to those statements and other financial information included elsewhere in this annual report on Form 10-K. Historical results are not necessarily indicative of future results.

Year Ended December 31,	2004	2003	2002	2001	2000
(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product sales	$14,058	$12,803	$12,152	$8,752	$3,961
License fees and collaboration revenues	100	—	—	250	—
Total revenues	14,158	12,803	12,152	9,002	3,961
Costs and expenses:
Costs of product sales	6,646	5,558	3,261	2,356	1,461
Research and development	2,393	2,577	3,971	4,755	2,517
Sales	4,923	5,427	5,035	6,137	2,247
Marketing	2,627	4,135	3,024	3,305	3,299
General and administrative	3,874	3,126	4,006	3,397	3,562
Litigation costs	874	—	—	—	—
Total costs and expenses	21,337	20,823	19,297	19,950	13,086
Loss from operations	(7,179)	(8,020)	(7,145)	(10,948)	(9,125)
Other income (expense):
Interest income	92	135	398	794	715
Interest expense	(16)	(27)	(29)	(31)	(54)
Other	379	583	214	(72)	17
Loss before income taxes	(6,724)	(7,329)	(6,562)	(10,257)	(8,447)
Income tax benefit (provision)	(117)	(23)	181	(88)	—
Net loss	(6,841)	(7,352)	(6,381)	(10,345)	(8,447)
Preferred stock dividends	(68)	—	—	—	—
Net loss applicable to common stockholders	$(6,909)	$(7,352)	$(6,381)	$(10,345)	$(8,447)
Basic and diluted net loss per share applicable to common stockholders	$(0.49)	$(0.55)	$(0.49)	$(0.89)	$(0.87)
Basic and diluted weighted average number of common shares outstanding	14,152	13,462	12,988	11,642	9,700

Balance Sheet Data as of December 31,	2004	2003	2002	2001	2000
(in thousands)
Cash, cash equivalents and marketable securities	$10,222	$7,575	$14,738	$23,119	$15,276
Working capital	12,391	10,704	17,008	22,789	14,136
Total assets	19,391	17,002	23,928	29,984	19,306
Long-term debt and minority interest acquisition obligation	192	171	270	303	575
Stockholders’ equity	14,836	13,525	20,259	25,873	15,686

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

Overview

We develop, manufacture and market products for medical applications using embolotherapy techniques. Embolotherapy is the process of obstructing a blood vessel or organ by the insertion or lodgment of particles or other materials. Embolotherapy works by reducing blood flow to targeted areas of the body. Our core technologies consist of patented bio-engineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles, and manufacturing methods. These core technologies are used to produce miniature spherical beads with unique properties for a variety of applications. Typically, a procedure is performed by an interventional radiologist who injects particles through a catheter into the blood vessels that feed these target areas. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, resulting in therapeutic benefit.

In 2004, we generated revenues primarily from product sales of our Embosphere Microspheres and EmboGold Microspheres in North America. We also generate revenues from product sales in the European Union and other geographic territories including the Middle East, Africa, South America, and Asia. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath Catheter and our Segway Guidewire, as well as our other non-embolotherapy products, including barium, a substance used to enhance x-rays of the gastrointestinal system and other gastrointestinal medical testing, and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenues in the United States from the sale of Embosphere MicroSpheres and EmboGold Microspheres for use in the treatment of uterine fibroids. We do not have FDA clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and we determined in 2003 not to seek such approval at this time. We made this decision because of reports that a small number of the patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of pain and/or rash.

Our principal focus is on growing our Embosphere Microsphere and accessory embolotherapy device business worldwide, specifically the UFE procedure, which we believe will be a key driver to our success. Our marketing strategy is to promote UFE through our ASK4UFE awareness and education program and also to specifically promote our Embosphere Microspheres as the treatment of choice for UFE. Our success will depend upon the continued acceptance by the medical community, patients and third party payers of the UFE procedure, and our EmboSphere Microspheres product and other products as safe, medically therapeutic and cost effective.

In the third quarter of 2004 we obtained CE mark approval in Europe for our Hepasphere SAP Microsphere product for the embolization of liver tumors. We intend to commence marketing of our Hepasphere SAP Microsphere for this application in 2005.

In the fourth quarter of 2004, Richard J. Faleschini joined us as President and Chief Executive Officer and Gary M. Saxton joined us as Vice President, Marketing and Sales.

We recorded a non-routine charge of $874,000 in the fourth quarter of 2004 related to the payment of damages by BioSphere Medical S.A., our wholly-owned French subsidiary, in satisfaction of a judgment made in favor of Terumo Europe N.V. by the Commercial Court of Pointoise, France in a contract dispute.

In the fourth quarter of 2004, we completed a private placement of $8.00 million of series A convertible preferred stock and warrants to purchase common stock with Sepracor Inc. and affiliates of Cerberus Capital Management, L.P., both of which are existing investors of the Company.

We have experienced operating losses in each fiscal period since our inception. As of December 31, 2004, we had approximately $10.22 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $75.50 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to experience continued operating losses until at least the fourth quarter of 2005 as we execute our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

Research and Development

The following table identifies each of the programs for which we have incurred research and development expenses in the years ended December 31, 2004, 2003 and 2002 and the current development phase of each.

Product / Product Candidate	Development Status
Embosphere® Microspheres

Approved for uterine fibroids, hypervascularized tumors and arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Hong Kong, Korea, Taiwan and Australia

EmboGold® Microspheres	Approved for hypervascularized tumors and arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Hong Kong, Korea, Taiwan and Australia
EmboCath® Infusion Catheter	Approved for peripheral embolization procedures in the United States, Canada, European Union, Argentina, Brazil, Costa Rica and Hong Kong
Segway® Guidewire	Approved for peripheral embolization procedures in the United States, Canada, European Union, Argentina, Brazil, Costa Rica and Hong Kong
Hepasphere SAP™ Microspheres	CE Mark obtained in the European Union; Clinical evaluation in Japan
TempRx™ Microspheres	Preclinical Research—Animal Studies
Radiosphere™ Microspheres	Feasibility

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

Total research and development expenses were $2.39 million, $2.58 million and $3.97 million for the years ended December 31, 2004, 2003 and 2002, respectively, representing approximately 11%, 12% and 21% of our total costs and expenses for the years ended December 31, 2004, 2003 and 2002, respectively. Our research and development functions typically work on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs such as salary and salary-related benefits, rent, equipment depreciation, utilities, insurance and maintenance are shared among various programs. Accordingly, we have not historically tracked specific costs for each of our research and development projects.

There is a risk that any medical device development program may not produce revenue. Moreover, because of uncertainties inherent in medical device development, including those factors described above under “Business—Risk Factors That May Affect Results,” we may not be able to successfully develop and commercialize the product candidates included in the table above.

As described in the table above, we recently have obtained CE mark approval for our Hepasphere SAP Microspheres, which are also in clinical evaluation in Japan. We have exclusive worldwide rights to the Hepasphere SAP Microspheres technology under a license from Dr. Shinichi Hori, subject only to Dr. Hori’s right to conduct clinical trials on our behalf in Japan, treat patients at Rinku Medical Center and Osaka Medical Center in Japan and engage in research at Osaka University. Our TempRx Microspheres and Radiosphere Microspheres product development initiatives are in preclinical and feasibility evaluation. The successful development of these early-stage product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing medical devices, including the uncertainty of:

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

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth in “Management’s discussion and analysis of financial condition—Factors That May Affect Future Results.”

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. Our significant accounting policies are summarized in note B of the notes to our consolidated financial statements. The significant accounting policies which we believe are the most critical to gaining a full understanding of and evaluating our reported financial results include the following:

Revenue Recognition

We comply with the revenue recognition guidelines summarized in Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as updated by SAB No. 104 “Revenue Recognition.” We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists (a valid purchase order from an approved customer), and the sales price is fixed or determinable. Revenue from licensing agreements is recognized ratably over the period of the related agreement. We establish reserves for potential sales returns and evaluate the adequacy of those reserves based upon realized experience. Under our current policy, only those products on a customer’s initial order qualify for product satisfaction-related credit returns. To date, returns related to product satisfaction have been minimal and immaterial. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant change in product satisfaction and any resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

In June 2004 we entered into an exclusive five-month development agreement with a third party for the use of Embosphere Microspheres for gastroesophegal reflex disease, or GERD. In exchange for this agreement, we received a payment of $100,000. Based upon the application of our revenue recognition policies and all related judgments and estimates, we recognized $100,000 as licensing revenue over the life of the contract, which concluded in November 2004.

Accounts Receivable

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical payment experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Substantially all of our receivables are due from hospitals, distributors, health care clinics, and managed care systems located throughout the United States, Canada, Europe, Asia and South America. A significant portion of products sold, both foreign and domestic, is ultimately funded through government reimbursement programs. As a consequence, changes in these programs can have an adverse impact on liquidity and profitability of our customer base.

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

Results of Operations

Years Ended December 31, 2004 and 2003

Revenue and Margin Overview

	For the Years Ended December 31,		Inc./	Inc./
(in thousands)	2004	2003	(Dec.) ($)	(Dec.) (%)
Total revenues	$14,158	$12,803	$1,355	11%
Costs of product sales	6,646	5,558	1,088	20%
Gross margin	$7,512	$7,245	$267	4%
Gross margin %	53%	57%	-4%

Revenues.   The $1.36 million, or 11% increase in revenue in 2004 as compared to 2003 was primarily due to the following:

•       revenues from microspheres and delivery systems in the United States grew approximately $385,000 due to increasing market acceptance, which we believe is being fueled by increased adoption within the interventional radiologists community, increased awareness among fibroid patents due to media attention and increasing support of gynecologists;

•       revenues from microspheres and delivery systems in Europe increased approximately $210,000 due to increased market acceptance of our microspheres and delivery systems;

•       revenues from microspheres and delivery systems in the rest of the world increased approximately $180,000 due to our renewed focus on these geographical areas during 2004 and to our obtaining approvals to sell our EmboCath Catheter and Segway Guidewire products in Canada and several other Latin American countries;

•       we derived $100,000 of licensing revenue from a five-month agreement for the development of Embosphere Microspheres for use in the prevention of gastroesophageal reflex disease; or GERD, which concluded in the fourth quarter of 2004; and

•       finally, the strengthening of the Euro against the U.S. dollar in 2004, accounted for approximately $420,000 of the increase.

As a result of our strategic focus on UFE and other embolotherapy applications using our microsphere products, we expect that sales of Embosphere Microspheres and our ancillary embolotherapy delivery systems will increase in 2005 as compared to 2004.

Cost of Product Sales.   The $1.09 million or 20% increase in cost of product sales in 2004 as compared to 2003 was primarily due to the following factors:

•       we recorded a write-off of approximately $913,000 for in process EmboGold Microsphere and Embosphere Microspheres inventory related to inventory produced prior to the implementation of an improved manufacturing process in our facility in France; and

•       we recognized approximately $223,000 in costs of product sales related to product replacement of EmboGold Microsphere and Embosphere syringes. This replacement was due to shelf life limitations of the saline solution contained within the syringes.

The gross margin decrease of $267,000 or 4% as a percent of revenues was primarily attributable to the additional costs related to the write-off of in process inventory and expenses associated with the product replaced as a results of the shelf limitations discussed above, offset by increased manufacturing efficiencies, net of foreign currency translation adjustments.

We expect that future gross margin will be highly correlated with the following factors:

•       revenue growth;

•       production levels;

•       foreign exchange rate movements;

•       sub-contracted manufacturer and supplier agreement terms and conditions; and

•       future inventory reserve requirements.

Expense Overview

	For the Years Ended December 31,		Inc./	Inc./
(in thousands)	2004	2003	(Dec.) ($)	(Dec.) (%)
Research and development	$2,393	$2,577	$(184)	-7%
Sales	4,923	5,427	(504)	-9%
Marketing	2,627	4,135	(1,508)	-36%
General and administrative	3,874	3,126	748	24%
Litigation costs	874	—	874	—
Total operating expenses	$14,691	$15,265	$(574)

Research and Development Expense.   The $184,000 or 7% decrease in research and development expenses in 2004 as compared to 2003 was primarily due to was a reduction in headcount, which decreased expenses by approximating $230,000, after the completion of development related projects in 2003, offset by $50,000 of higher costs in France due to the stronger Euro and an increase in activity on a joint project in France.

Sales Expense.   The $504,000 or 9% decrease in sales expense in 2004 as compared to 2003 was due to the elimination of our 2004 national sales meeting, which decreased expense by approximately $200,000, and other savings on personnel costs, including travel and incentive compensation, which decreased expense by approximately $550,000 as selling costs were realigned with realized sales levels in the first half of 2004. Offsetting these decreases were severance and hiring costs in the fourth quarter of 2004, which totaled approximately $400,000, resulting from the departures and addition of certain senior management.

Marketing Expense.   The $1.51 million or 36% decrease in marketing expense in 2004 as compared to 2003 was primarily due to the reduction in expenses related to awareness and education programs associated with promoting the UFE procedure through out ASK4UFE campaign as well as a reduction in expenses relating to the promotion of Embosphere Microspheres, which decreased expenses by approximately $1.1 million. Additional cost savings in 2004 came from reduced overall headcount, which decreased expenses by approximately $200,000, and from our decision to limit our head count presence at key trade shows as we sought to keep sales representatives focused on their key accounts in the field, which decreased expenses by approximately $250,000.

General and Administrative Expenses.   The $748,000 or 24% increase in general and administrative expenses in 2004 as compared to 2003 was primarily due to the executive transition and severance expenses incurred in the fourth quarter of 2004 in connection with the departure and hiring of certain executives of the Company.

Litigation Costs.   In December 2004, we paid damages in a lawsuit brought by Terumo Europe N.V. against our French subsidiary, BioSphere Medical, S.A. Terumo alleged that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A. BioSphere Medical, S.A.

and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of EmboSphere Microsphere and EmboGold Microsphere products in certain countries of Europe. The Commercial Court of Pontoise, France, determined that while both parties had ceased to perform their obligations under the agreement, our termination was not in accordance with the provisions of the Agreement. Accordingly, BMSA was required to pay Terumo $784,000 in damages for breach of contract in December 2004. The $874,000 charge recorded in the fourth quarter of 2004 includes $90,000 of related accounts receivable written-off in addition to the settlement payment.

Interest Income, Net.   Interest income, net of interest expense, is generally incurred in relation to capital leases. For the year ended December 31, 2004, interest income, net of interest expense, was $76,000 as compared to $108,000 in 2003, a decrease of 30%. The decrease in 2004 as compared to 2003 was due primarily to decreases in the average daily-invested cash balances and interest rates on available investment grade assets.

Foreign Exchange Gains, Net.   Foreign exchange gains and losses primarily resulted from realized Euro to U.S. dollar foreign currency fluctuations on Euro denominated intercompany trade accounts. The foreign exchange gains realized during 2004 totaled approximately $389,000 as compared to gains of approximately $555,000 realized during 2003. The $166,000 decrease was primarily due to higher average intercompany trade receivables, which are denominated in Euros, offset by a decrease in the rate that the Euro strengthened against the dollar during 2004 as compared to 2003.

Income Tax Provision.   The 2004 income tax provision of $117,000 primarily represents the reversal of income tax benefits recorded during 2002 as management determined in the fourth quarter of 2004 that a portion of the 2001 taxes paid would not be recovered. The 2003 income tax provision represents minimum corporate taxes due in both France and in the United States. All other future tax benefits resulting from our operating losses have been reserved for in their entirety, as management believes the ability to realize any benefit against future taxable income is uncertain.

Years Ended December 31, 2003 and 2002

Revenue and Margin Overview

	For the Years Ended December 31,		Inc./	Inc./
(in thousands)	2003	2002	(Dec.) ($)	(Dec.) (%)
Total revenues	$12,803	$12,152	$651	5%
Costs of product sales	5,558	3,261	2,297	70%
Gross margin	$7,245	$8,891	$(1,646)	-19%
Gross margin %	57%	73%	-17%

Revenues.   Of the $651,000, or 5%, increase in total revenues in 2003 as compared to 2002, $506,000 was due to the strengthening of the Euro against the U.S. dollar. The remaining $144,000 increase was due to worldwide sales growth of our EmboCath Catheter and our Segway Guidewire, both of which were launched in the fourth quarter of 2002. The majority of our revenues in 2003 was derived from the sale of Embosphere Microspheres, as a result of our strategic focus on UFE and other embolotherapy applications using our microsphere products.

Cost of Product Sales.   The $2.30 million, or 70% increase in cost of product sales in 2003 as compared to 2002 was primarily due to the following factors:

•       our manufacturing overhead increased $600,000 in 2003 from the establishment of a U.S. manufacturing team that we expect will assist in improving the overall quality and efficiency of the manufacturing process and increase the capacity of our French manufacturing facility;

•       the European launch of Embosphere Microspheres in sterile syringe packages that are manufactured through a sub-contractor agreement resulted in higher total unit cost, which contributed $500,000 to the increase;

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

Gross margin decreased to 57% in 2003, a decline of 17% from gross margin in 2002, primarily due to the addition of fixed costs of product sales as described above, net of foreign currency translation adjustments.

Expense Overview

	For the Years Ended December 31,		Inc./	Inc./
(in thousands)	2003	2002	(Dec.) ($)	(Dec.) (%)
Research and development	$2,577	$3,971	$(1,394)	-35%
Sales	5,427	5,035	392	8%
Marketing	4,135	3,024	1,111	37%
General and administrative	3,126	4,006	(880)	-22%
Total operating expenses	$15,265	$16,036	$(771)

Research and Development Expense.   The $1.39 million or 35% decrease in research and development expense in 2003 as compared to 2002 was primarily due to the completion of our pivotal Phase II clinical trials in 2002 to support FDA-specific labeling clearance to use our microsphere products in the treatment of uterine fibroids. Total clinical costs were $226,000 and $982,000 for the years ended December 31, 2003 and 2002, respectively. Also contributing to the decrease in total research and development expenses in 2003 was a reduction in certain non-essential headcount after the completion of development related projects in 2003. We estimate that during the years ended December 31, 2003 and 2002, the majority of our research and development expenses were related to clinical trial costs, development and validation of our new embolotherapy products and packaging formats, development and validation of our EmboCath Catheter and Segway Guidewire, as well as salary and related benefit expenses and laboratory supplies related to our Radiosphere, TempRx and Hepasphere SAP programs.

Sales Expense.   The $392,000 or 8% increase in sales expense in 2003 as compared to 2002 was primarily due to salary and salary-related benefits as a result of an increase in headcount in the U.S. sales force and to a lesser degree the stronger Euro against the U.S. dollar. Sales expense in 2002 included $38,000 of stock-based compensation to non-employees

Marketing Expense.   The $1.11 million or 37% increase in marketing expense in 2003 as compared to 2002 was primarily due to expenses relating to our UFE awareness and education programs. Marketing expense in 2003 also includes $39,000 of stock-based compensation to non-employees.

General and Administrative Expenses.   The $880,000 or 22% decrease in general and administrative expense in 2003 as compared to 2002 was primarily due to the executive transition and severance expenses incurred in 2002 in connection with the departure of certain of our executives, and the reduced executive bonus expense in 2003.

Interest Income, Net.   Net Interest income for the year ended December 31, 2003 was $108,000 compared with $369,000 in 2002. The decrease from 2002 to 2003 was due primarily to decreases in the average daily invested cash balances and interest rates on available investment grade assets. Interest expense for the year ended December 31, 2003 was relatively constant at $27,000 compared to $29,000 for the year ended December 31, 2002.

Foreign Exchange Gains, Net.   Foreign exchange gains for the year ended December 31, 2003 increased to $555,000 from $164,000 in 2002. The increase in 2003 due primarily to realized Euro-to-U.S. dollar foreign currency exchange gains associated with our intercompany trade accounts.

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

Liquidity and Capital Resources

As of December 31, 2004, we had $10.22 million of cash, cash equivalents and marketable securities, an increase of $2.64 million from $7.58 million at December 31, 2003. This increase was primarily the result of our $8.00 million private placement of series A convertible preferred stock in November 2004, offset by operating losses and Euro to U.S. dollar foreign exchange rate changes. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenues, bank financing, equipment financing leases and, to a lesser extent the exercise of stock options.

The net cash used in operating activities includes a net loss of $6.84 million adjusted for $2.09 million in non-cash charges. Accounts receivable increased $510,000 on higher sales, as days sales outstanding remained consistent with 2003 at 63 days. Accrued compensation increased $799,000 as a result of costs associated with the senior management transition, which occurred in the fourth quarter of 2004 and will be paid out in 2005. As of December 31, 2004, we had $12.39 million in working capital. Cash used in operations is expected to decrease during 2005 as anticipated increases in product sales are expected to partially offset our operational and product development expenditures.

In 2004 we spent $200,000 to purchase manufacturing equipment at our facility in Roissy, France and other equipment to support our existing infrastructure. We anticipate that the level of capital expenditures over the next 12 months will increase as we configure our Roissy, France facility to produce Hepasphere SAP Microspheres in 2005.

Net cash provided by financing activities was $8.46 million for the 12 months ended December 31, 2004, which included net proceeds of $7.79 million from our private placement of series A preferred stock and $645,000 from the exercise of common stock options and other employee incentive plans. Additional financing totaling $210,000 in the form of capital equipment leases was secured during 2004. If available on favorable terms, we expect to finance future fixed asset acquisitions through leasing arrangements.

On November 10, 2004, we completed a private placement of $8.00 million of our series A convertible preferred stock and warrants to purchase common stock with Sepracor Inc. and affiliates of Cerberus Capital Management, L.P., two of our existing investors. These investors purchased a total of 8,000 shares of series A preferred stock which are initially convertible into 2,000,000 shares of common stock based upon a conversion price of $4.00 per share. In addition, we have the right to convert the series A preferred stock into common stock, or redeem it, under specified circumstances. The series A preferred stock has a 6% dividend, which is payable quarterly in either cash or additional shares of series A preferred stock, at our election. We also issued the investors warrants to purchase an aggregate of 400,000 shares of common stock. These warrants expire five years from the date of issuance and have an initial exercise price of $4.00 per share. These warrants have been assigned a value of $850,000 using the Black-Scholes option-pricing model.

Borrowing Arrangements

On February 28, 2004, we entered into a four-year capital lease agreement for the purchase of manufacturing equipment at our facility in Roissy, France. The amount of the lease is $165,000, payable over 48 months, at an effective annual interest rate of 4.64%. As of December 31, 2004 there was $133,000 outstanding under this capital lease agreement.

On June 30, 2004, we entered into an agreement to extend the existing two-year credit facility with a bank originally entered into in May 2002. The amended agreement provides that the credit facility will contain all of the terms and conditions of our original credit facility, with the exceptions that the maximum amount under which we could borrow for general working capital and corporate purposes, subject to limitations defined in the agreement, was reduced from $5.00 million to $3.00 million.

There were no borrowings outstanding under this agreement as of December 31, 2004. Each available 30, 60, 90 or 180-day advance will bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day LIBOR rate (2.42% as of December 31, 2004) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. Our ability to borrow under this credit line is limited to eligible receivables as defined by the agreement and to the maintenance of certain levels of cash and cash equivalents of at least one and one-half times the outstanding principal balance of the note. As of December 31, 2004 there was approximately $1.30 million available to borrow under this credit facility. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BMSA, as collateral. As of December 31, 2004, we were in compliance in all material respects with all credit facility covenants.

In March 2001, BMSA entered into a €152,450 ($208,000 equivalent as of December 31, 2004) term loan with a French national bank that is payable in Euros over four years and accrues interest at 5.4% per annum. The total loan balance outstanding as of December 31, 2004 was approximately $12,000.

Other Contractual Obligations

As of December 31, 2004, we are party to two operating leases for the lease of our facilities in Rockland, Massachusetts and Roissy, France. The Roissy, France operating lease expires in May 2010. On January 24, 2005, we amended the lease for the office and laboratory facility we currently occupy in Rockland, Massachusetts. Pursuant to this amendment, the leases premises is decreased to a total area of approximately 7,797 square feet at a monthly cost of $13,000 per month, and the term of the lease is extended from March 31, 2005 to March 31, 2007. In addition to the capital lease agreement we entered into in February 2004, we are party to several other non-cancelable capital lease agreements with various equipment-financing companies, related to the acquisition of certain manufacturing and computer equipment during 2002. The equipment leases have initial terms of 30 to 60 months with interest rates of

5.4% to 13.4%. Equipment leased under these arrangements serves as pledged capital with respect to each capital lease agreement.

Future cash payments, including interest, under contractual obligations in effect as of December 31, 2004, are as follows:

	Period						Total Contractual
(in thousands)	2005	2006	2007	2008	2009	Thereafter	Obligations
Operating Leases	$493	$470	$314	$234	$234	$97	$1,842
Capital Leases	176	159	51	7	—	—	393
Term Loans	12	—	—	—	—	—	12
Total	$681	$629	$365	$241	$234	$97	$2,247

We believe that the approximate $10.22 million in cash, cash equivalents and marketable securities that we have as of December 31, 2004, together with anticipated proceeds from sales of our microspheres, delivery systems and other products will be sufficient to fund our operating and capital requirements, as currently planned, into the fourth quarter of 2006. In the longer term we expect to fund our operations and sustaining capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, our failure to achieve expected revenue amounts, costs associated with changes in our UFE marketing programs, anticipated research and development expenses, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review and the market’s acceptance of any approved products, including our Embosphere Microspheres for UFE and HepaSphere SAP Microspheres.

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

Related Party Transactions

On November 10, 2004, we entered into a Securities Purchase Agreement with Sepracor Inc. and Cerberus Partners, L.P., pursuant to which we sold to each of Sepracor and Cerberus, respectively, (i) 4,000 shares of our series A convertible preferred stock, $0.01 par value per share, and (ii) warrants to purchase 200,000 shares of our common stock, for aggregate gross proceeds to us of $8.00 million.

Sepracor and Cerberus each are beneficial owners of more than five percent of our outstanding capital stock. Messrs. Barberich and Southwell, directors of our company, are the Chairman and Chief Executive Officer and the Chief Financial Officer, respectively, of Sepracor.

Pursuant to the terms of the Securities Purchase Agreement, we agreed to indemnify Sepracor and Cerberus and specified related parties of each entity against damages with respect to breaches of representations, warranties, covenants and agreements made by us under the Securities Purchase Agreement and related transaction documents.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We are required to implement the proposed standard no later than July 1, 2005. The cumulative effect of adoption, applied on a modified retrospective basis, would be measured and recognized on July 1, 2005. We are currently evaluating option valuation methodologies and assumptions related to stock compensation plans.

As permitted by Statement 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position and cash position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share as illustrated in the notes to the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), in response to the American Jobs Creation Act of 2004 which was signed into law in October, 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on our decision to reinvest rather than to repatriate current and prior year’s unremitted foreign earnings, the application of FSP 109-2 did not affect income tax expense in the period of enactment or any related disclosures.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. The FASB and the IASB noted that ARB 43, Chapter 4 and IAS 2, “Inventories,” require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs, however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively. We are currently in the process of evaluating the impact that SFAS 151, but do not expect it will have a material impact on our results of operations and financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risk Relating to Our Future Profitability

Because we have a history of losses and our future profitability is uncertain, our common stock is a speculative investment.

We have incurred operating losses since our inception and, as of December 31, 2004, had an accumulated deficit of approximately $75.50 million. We have incurred net losses of $6.91 million, $7.35 million and $6.38 million for the years ended December 31, 2004, 2003 and 2002, respectively. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses beyond the fourth quarter of 2005, as we continue our commercialization efforts.

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

We believe that our existing cash and other working capital, together with the proceeds from the $8.00 million private placement we completed on November 10, 2004, together with anticipated proceeds from sales of our products will be sufficient to fund our operating and capital requirements, as currently planned, into the fourth quarter of 2006.

Our currently-planned operating and capital requirements primarily include the need for working capital to:

•       produce and manufacture our products;

•       support our sales and marketing efforts for our Embosphere Microspheres products for UFE and other indications as well as our other products for sale;

•       support our research and development activities; and

•       fund our general and administrative costs and expenses.

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

We may need to raise additional funds to develop and commercialize our new products successfully. If we cannot fund these new products through cash generated from existing operations and cannot raise more funds, we could be required to reduce our capital expenditures, scale back our product development, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. Although we may seek additional funding through collaborative arrangements, borrowing money or the sale of additional equity securities, we may not receive additional funding on reasonable terms, or at all. Any sales of additional shares of our capital stock are likely to dilute our existing stockholders.

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

Risks Relating to Our Industry, Business and Strategy

If we do not achieve widespread market acceptance of our microspheres products, our business prospects will be seriously harmed.

Our microspheres are based on new technologies and therapeutic approaches. In the United States, we began selling our microspheres product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in the embolization of uterine fibroids. Our success will depend upon increasing acceptance by the medical community, patients and third-party payers that our Embosphere Microspheres and other products are medically therapeutic and cost-effective. Our embolotherapy techniques are administered by interventional radiologists. To date we have not achieved widespread market acceptance of our Embosphere Microspheres or other products. We believe that we have not yet achieved widespread acceptance primarily because obstetrics and gynecology physicians may elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require a referral to another specialist, such as an interventional radiologist. Accordingly, our future success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

Negative publicity associated with any adverse medical effects attributed to embolization treatments generally, or our products specifically, may create the market perception that our products are unsafe. For example, patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, rashes, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. We are also aware that a small number of the patient population, which we believe constitute approximately 2% of those receiving the UFE procedure using EmboGold Microspheres, reported a delayed onset of pain and/or rash.

If our microsphere products are not properly used or if the market concludes that our products are not safe or effective, our business could be adversely affected.

Our microspheres are designed to permanently occlude blood vessels. There is some risk that some or all of the microspheres used in a medical procedure may travel in the blood system to sites other than the intended surgical site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death. Moreover, to use our microspheres correctly for a particular medical procedure, trained physicians must select and use the proper size and quantity. A physician’s selection and use of the wrong size or quantity of our microspheres could potentially have significant adverse health effects on the patient, including death. It is necessary for us to educate physicians about the selection and use of the proper size and quantity of microspheres in patient therapy. In addition, there is only limited data concerning the long-term health effects on persons receiving embolotherapy using our microspheres. For example, the effect of uterine fibroid embolization on continued fertility has not yet been specifically studied and our FDA clearance for Embosphere Microspheres currently does not include women who desire future pregnancy.

If we are not able to successfully educate physicians to properly use our product, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims, product recalls, fines or other penalties or enforcement actions by regulatory agencies and associated adverse publicity. In addition, we have provided to our customers a satisfaction guarantee that requires us to accept the return of any inventory and credit the entire amount of the original order if a properly trained customer is not satisfied with the performance of either our microspheres, our EmboCath catheter, or our Segway guidewire products. If we experience adverse publicity or are subject to product liability claims, excessive guarantee claims, recalls, fines and the like, we will be unable to achieve widespread market acceptance of our microsphere products and achieve profitability.

If we do not successfully market and promote our Embosphere Microspheres for use in uterine fibroid embolization, our product revenues will not increase.

In the first quarter of 2003, we launched our ASK4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third party payers of UFE as an alternative treatment for fibroids. We believe the majority of our revenues in the United States for the two years ended December 31, 2004 was derived from the sale of Embosphere Microspheres and EmboGold Microspheres, for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve awareness of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased awareness, our product revenues profitability and success will be adversely affected. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of December 31, 2004, we had EmboGold inventory with a carrying value of $590,000, including in process inventory of $470,000 and finished goods syringes of $120,000. We currently believe no provision for the write off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

If we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and increasing our sales.

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, Asia and in South America. In 2003, we began a marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. We currently have distribution agreements with approximately 50 third-party distributors. Any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products thereby exposing us to potential expenses in terminating such distribution agreements. For example, our subsidiary, BioSphere Medical S.A., or BSMA, ended its distribution agreement with Terumo N.V. in 2002 in part because of Terumo’s failure to achieve sales forecasts agreed upon by the parties. As a result of subsequent litigation, BSMA was required to pay Terumo approximately $784,000 in damages arising from such termination and incurred additional legal and administrative expenses incident to the legal proceeding. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

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

•       be capable of production in commercial quantities at acceptable costs; or

•       be successfully marketed.

If we do not develop and introduce new products, we may not achieve additional revenue opportunities.

We derived approximately 16% of our revenues for the period ended December 31, 2004 from the sale of non-strategic medical products that over time we expect will constitute a less significant portion of our revenues on an ongoing basis. These non-strategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, we estimate that a significant portion of our revenues for the year ended December 31, 2004 and 2003 was derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek clearance from the FDA to market. We made the decision not to seek FDA clearance for our EmboGold Microsphere product because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of pain and/or rash. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trails, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

If we are unable to obtain or maintain adequate product liability insurance, then we may have to pay significant monetary damages in a successful product liability claim against us.

The development and sale of medical devices entails an inherent risk of product liability. For example, if we are not able to successfully educate physicians to properly use our products, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims. Although we currently maintain product liability insurance coverage for our products, our existing insurance and any additional insurance we may subsequently obtain may not provide us with adequate coverage against all potential claims. If we are exposed to product liability claims for which we have insufficient insurance, we may be required to pay significant damages, which would prevent or delay our ability to commercialize our products and could harm our business and results of operations.

If we are not able to compete effectively, we may experience decreased demand for our products, which may result in price reductions.

We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. We have experienced increased competition since receiving FDA approval for use of our Embosphere Microsphere for UFE. Our success depends upon our ability to develop and maintain a competitive position in both the embolotherapy and related delivery systems markets. Our key competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are Angiodynamics Incorporated, Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson and Johnson Company, Pfizer, Inc. and Terumo Corporation. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products quicker or at less cost, that compete with our microsphere products and related delivery systems. In addition, we may experience decreased demand for our products if these or other competitors announce that they have begun to develop products that compete with our products. For example, in 2004, some of our competitors provided free or reduced price samples of competing forms of microspheres for the treatment of medical procedures for which our Embosphere microspheres are indicated. The availability of these free or reduced priced samples has had, and may continue to have, a material adverse effect on our product revenues, primarily due to a loss of market share for the sale of our products. Currently, the primary products with which our microspheres compete for some of our applications are spherical polyvinyl alcohol, sold by Boston Scientific, Terumo and Biocompatibles and, gel foam, sold by Pfizer, and non-spherical polyvinyl alcohol, sold by Angiodynamics, Boston Scientific and Cook. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

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

Initiatives to limit the growth of healthcare costs, including price regulation, are underway in the United States and other major healthcare markets. For example, these proposals include prescription drug benefit legislation recently enacted in the United States, and healthcare reform initiatives proposed in certain state and local jurisdictions and other countries. While these initiatives have in many cases related to pharmaceutical pricing, implementation of more sweeping healthcare reforms in significant markets may limit the price of, or the level at which reimbursement is provided for, the Company’s products and may influence a physician’s selection of products used to treat patients.

If we do not retain our senior management, other key employees, scientific collaborators and advisors, we may not be able to successfully implement our business strategy; changes in management could result in short-term disruption to our business.

The loss of key members of our management team could harm us. We have recently experienced significant changes in management. In November 2004, Richard Faleschini joined us as our president and chief executive officer and Gary M. Saxton joined us as vice president of marketing and sales, and in September 2004, Martin Joyce joined us as our chief financial officer. Our senior management team also includes Jonathan R. McGrath, vice president, research and development. Our former president and chief executive officer, Paul A. Looney, only served as our president and chief executive officer for approximately 27 months and our former vice president of U.S. sales and marketing, Thomas Keenan, served as our vice president of U.S. sales for approximately 34 months. Disruptions in our business could result in the near term as a result of changes in our management such as the departures of Messrs. Looney and Keenan, and the integration of our new management team into our company. Our success is substantially dependent on the ability, experience and performance of these members of our senior management and other key employees. We currently have employment agreements with each of our executive officers, other than Mr. Saxton. These employment agreements are generally for a term of one year and are subject to annual renewal. Either party has the right to terminate the agreement at any time for any reason or no reason on 60 days prior written notice, except that we can terminate Mr. Joyce’s agreement within the first year without notice. We do not carry key man life insurance on any of our executive officers or other personnel. We also depend on approximately 25 scientific collaborators and advisors, all of whom have other commitments that may limit their availability to us. Because of their ability and experience, if we lose one or more of these individuals, we may not be able to successfully implement our business strategy.

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

Because key stockholders beneficially own a significant amount of our common stock, they may be able to exert control over us.

As of the completion of our private placement on November 10, 2004, Sepracor Inc. and funds affiliated with Cerberus Capital Management, L.P. beneficially owned approximately 26.9% and 16.5% of our outstanding common stock, respectively, including shares of common stock issuable as of November 10, 2004 upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, two of our directors are executive officers of Sepracor and we have granted board observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitled them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

•       amending our charter or bylaws in a manner that adversely affects the holders of series A preferred stock;

•       authorizing or issuing any equity security that is senior to or pari passu with the series A preferred stock; and

•       declaring or paying any dividends on, or redeeming or repurchasing any shares of our capital stock, subject to customary exceptions.

In addition, on December 23, 2004, we entered into a restrictive covenants agreement with Sepracor and Cerberus, pursuant to which we agreed not to issue any shares of common stock upon conversion of the series A preferred stock and/or upon exercise of the warrants held by these stockholders to the extent that such conversion and/or exercise would result in (i) a change of control (within the meaning of the Nasdaq Marketplace Rules), or (ii) the aggregate issuance of more than 19.9% of our common stock outstanding as of November 10, 2004. Pursuant to the terms of the restrictive covenants agreement, both Sepracor and Cerberus also agreed to limit the number of shares of common stock each entity would vote, in respect of the shares of series A preferred stock held, on matters in which holders of our series A preferred stock and our common stock vote as one class, to no more than the quotient of (x) the aggregate purchase price paid by such entity for its series A preferred shares divided by (y) the closing bid price of the common stock on the initial issuance date of the series A preferred stock. We also agreed with these investors that we will submit to our stockholders for approval amendments to the certificate of designations, preferences and rights of series A preferred stock we filed with the secretary of state of the state of Delaware on November 9, 2004 to effect the modifications to the terms of the series A preferred stock set forth in the restrictive covenants agreement. Sepracor and Cerberus have agreed to vote in favor of such amendments to the certificate of designations and have granted an irrevocable proxy to appoint our chief executive officer and vice president of finance as attorney-in-fact and proxy to vote all of their shares of common stock, other than the shares underlying the series A preferred stock and warrants, in favor of such amendments.

The ownership concentration of Sepracor and Cerberus could cause the market price of our common stock to decline. In addition, conflicts of interest between these key stockholders and us may arise, including with respect to competitive business activities and control of our management and our affairs.

The holders of shares of our series A preferred stock have rights that could adversely affect an investment in our common stock.

The holders of our series A preferred stock have the right to an adjustment in the conversion rate of the series A preferred stock if we issue securities at a price below the purchase price paid by these holders. These provisions could substantially dilute your interest in BioSphere in the event of future financing transactions. The holders of series A preferred stock also have the right to receive a 6% dividend per annum which, at our election, may be paid in cash or additional shares of series A preferred stock. If paid in stock, this dividend could also further dilute your ownership interest. In addition, the holders of our series A preferred stock have the right to participate in future capital raising transactions by BioSphere. The existence of this right may reduce our ability to establish terms with respect to, or enter into, any financing with parties other than the investors.

In the event that we enter into an acquisition or business combination in which we sell all or substantially all of our assets or if there occurs a change of control of a majority of our common stock outstanding prior to such transaction, the holders of our series A preferred stock will have the right to receive, before any distributions or payments to the holders of our common stock, an amount in cash equal to their initial purchase price, $8,000,000, plus an amount equal to any accrued but unpaid dividends, and will then participate with the holders of the common stock on a pro rata basis with respect to the distribution of any remaining assets. The existence of this right may make it difficult for us to raise capital in financing transactions with third parties and will also result in holders of our common stock receiving less distributions or payments upon a change of control or asset sale than they would be entitled to receive if no preferential payments were required to be made to holders of our series A preferred stock.

Risks Relating to Regulatory Matters

If we do not obtain and maintain the regulatory approvals or clearances required to market and sell our products, then our business may be unsuccessful and the market price of our stock may decline.

We are subject to regulation by government agencies in the United States and abroad with respect to the manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. For example, our products are subject to approval or clearance by the FDA prior to commercial marketing in the United States. Similar regulations exist in most major foreign markets, including the European Union, Latin America and Asia. The process of obtaining necessary regulatory approvals and clearances will be time-consuming and expensive for us. If we do not receive required regulatory approval or clearance to market our products, or if any approvals we have received are revoked or terminated, we may not be able to develop and commercialize our products and become profitable, and the value of our common stock may decline.

If the FDA or other regulatory agencies place restrictions on, or impose additional approval requirements with respect to products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products.

Even if the FDA grants us clearance with respect to marketing any product it may place substantial restrictions on the indications for which we may market the product, which could result in lower revenues. The marketing claims we are permitted to make in labeling or advertising regarding our microspheres are limited to those consistent with any FDA clearance or approval. For example, because our EmboGold Microspheres are not cleared for use in UFE, we may not promote them for this use.

We may in the future make modifications to our microspheres or their labeling which we determine do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it will require us to make additional 510(k) filings for the modification, and we may be prohibited from marketing the modified product or the new claims until we obtain FDA clearance. Similarly, if we obtain pre-market approval, we may not be able to make product or labeling changes until we get further FDA approval.

Further, the FDA has classified our embolotherapy device into Class III, which means that even though we have obtained clearance under Section 510(k) to market the device for certain indications, the FDA could in the future promulgate a regulation requiring that we submit a pre-market approval as a “pre-amended” device of the device under Section 515 of the Federal Food, Drug, and Cosmetic Act to allow it to remain on the market. If the FDA were to issue such a regulation, we may experience difficulty in providing the FDA with sufficient data for pre-market approval in a timely fashion, if at all.

Our products will be subject to continuing FDA requirements relating to quality control, quality assurance, maintenance of records and documentation, manufacturing, labeling and promotion of medical devices. We are also required to submit medical device reports to the FDA to report device-related deaths or serious injuries, as well as malfunctions, the recurrence of which would be likely to cause or contribute to a death or serious injury. These reports are publicly available.

We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by regulatory authorities outside the U.S. Many foreign regulatory authorities, including those in major markets such as Japan and China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our medical device candidates.

If we fail to comply with regulatory laws and requirements, we will be subject to enforcement actions, which will affect our ability to market and sell our products and may harm our reputation.

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

•       fines;

•       restrictions on importation or exportation of our products;

•       injunctions; and

•       civil and criminal penalties.

Risks Relating to Our Intellectual Property

If we are unable to obtain patent protection for our products, their competitive value could decline.

We may not obtain meaningful protection for our technology and products with the patents and patent applications that we own or license relating to our microsphere technology or other ancillary products. In particular, the patent rights we possess or are pursuing generally cover our technologies to varying degrees, and these rights may not prevent others from designing products similar to or otherwise competitive with our Embosphere Microspheres and other products commercialized by us. To the extent that our competitors are able to design products competitive with ours, we may experience less market penetration with our products and, consequently, we may have decreased revenues.

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

If we become involved in expensive patent litigation or other proceedings to enforce or defend our patent rights, we could incur substantial costs and expenses or substantial liability for damages or be required to stop our product development and commercialization efforts.

On January 13, 2005, an Opposition proceeding was brought by Biocompatibles UK Limited against our granted European Patent 1128816 relating to polyvinyl alcohol microspheres useful for embolization and methods thereof. We intend to file a response to the Opponent’s Brief prior to the deadline of June 1, 2005. While we are not able to predict the outcome of this proceeding, it will not impact our ability to sell our Embosphere products.

With the exception of the European Opposition proceeding just described, we are not currently involved in any other litigation, or actions with third parties to enforce or defend our patent rights. However, in order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. By initiating legal proceedings to enforce our intellectual property rights, we may also provoke these third parties to assert claims against us and, as a result, our patents could be narrowed, invalidated or rendered unenforceable by a court.

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

We are dependent on various license agreements relating to each of our current and proposed products that give us rights under intellectual property rights of third parties. In particular, we have an agreement with L’Assistance Publique-Hopitaux De Paris, pursuant to which L’Assistance Publique-Hopitaux De Paris has granted us exclusive rights to use two jointly-owned patents relating to Embosphere Microspheres. We also have an agreement with Dr. Shinichi Hori pursuant to which we have an exclusive royalty-bearing license to Japanese patent rights for our Hepasphere SAP Microspheres product. Either of these agreements can be terminated on short notice by the licensor if we default on our obligations under the license and fail to cure such default after notice is provided. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party’s failure, to comply with the terms of any of these licenses could result in our losing our rights to the license, which could result in our being unable to develop, manufacture or sell products which contain the licensed technology.

Risks Relating to the Production and Supply of Our Products

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer.

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce and package all of our microsphere products in one manufacturing facility in France. In the U.S., we have engaged Radius Medical Technologies, Inc. to supply our guidewire product and Accellent to supply and package our catheter product. Either we or any third-party manufacturer would likely experience significant delays or cessation in producing our products if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture and package our products at our facility in France, we may be required to enter into arrangements with one or more alternative contract manufacturing companies. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

Medical device manufacturers must adhere to the FDA’s current Good Manufacturing Practices regulations, which are enforced by the FDA through its facilities inspection program. The manufacturers may not be able to comply or maintain compliance with Good Manufacturing Practices regulations. If any third-party manufacturers we engage fail to comply, their noncompliance could significantly delay our receipt of new product premarket approvals or result in FDA enforcement action, including an embargo on imported devices. For a premarket approval device, if we change our manufacturing facility or switch to a third-party manufacturer, we will be required to submit a premarket approval application supplement before the change is implemented.

We have initiated a program to replace syringes containing our microspheres products because of shelf life limitations on the saline solution contained within the syringes, and reserves we have taken may not be adequate.

We have incurred costs in connection with replacing syringes containing our microspheres products because of shelf life limitations of the saline solution contained within the syringes. We have informed our customers of these shelf life limitations, and have advised them to contact us regarding product replacement of their syringes. We believe that all syringes subject to this shelf life limitation have been replaced as of December 31, 2004. However, we may continue to incur costs to replace additional syringes that have not been identified as of December 31, 2004. For the year ended December 31, 2004, we have recognized $223,000 in costs of product sales for product replacement as a result of shelf life limitations.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers’ demands for our products in a timely manner or within budget.

We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately nine third-party vendors including Radius, from whom we purchase guidewires for our Segway Guidewire product, and Accellent, from whom we purchase catheters for our EmboCath Infusion Catheters product. We generally do not have long-term agreements with any of our suppliers. Our reliance on our suppliers exposes us to risks, including:

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenues from the sale of our microspheres and other products in the European Union. For the years ended December 31, 2004 and 2003, approximately 30% and 29%, respectively, of our revenues were derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges which specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

Because we translate foreign currency from international sales into U.S. dollars and are required to make foreign currency payments, we may incur losses due to fluctuations in foreign currency exchange rates.

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

The market price of our stock is highly volatile. During 2004 and 2003, the price of our common stock ranged from a high of $6.75 to a low of $2.12. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of December 31, 2004, we did not participate in any derivative financial instruments or other financial and commodity instruments. However, in the future, we may consider certain financing instruments, including foreign currency forward contracts, or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro, and as of December 31, 2004, approximately €4,000,000, or $5,500,000, remained outstanding within the inter-company trade accounts. Accordingly, a hypothetical 10 percent increase in Euro to U.S. Dollar conversion rates would result in an approximate $495,000 foreign currency market-to-market change in the fair value of our inter-company trade account balance as of December 31, 2004. We have not engaged in formal currency hedging activities to date, but do have a limited natural hedge in that our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. Dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government and non-government debt securities. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. As of December 31, 2004, approximately 32% of the $762,000 classified, as available-for-sale marketable securities will mature within one year.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BioSphere Medical, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of BioSphere Medical, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioSphere Medical, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
January 27, 2005
Boston, Massachusetts

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except share data)	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$9,460	$2,043
Marketable securities	762	5,532
Account receivable, net of allowance for doubtful accounts of $184 and $180 as of December 31, 2004 and 2003, respectively	2,999	2,534
Inventories, net	3,311	3,496
Prepaid and other current assets	222	405
Total current assets	16,754	14,010
Property and equipment, net	1,134	1,497
Goodwill, net	1,443	1,443
Other assets	60	52
Total Assets	$19,391	$17,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,084	$824
Accrued compensation	1,880	1,054
Other current accrued liabilities	1,224	1,279
Current portion of capital lease obligations and long-term debt	175	149
Total current liabilities	4,363	3,306
Long-term debt and capital lease obligations	192	171
Total Liabilities	4,555	3,477
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized:
6% series A convertible preferred stock, 12,000 and no shares authorized, 8,000 and no shares issued and outstanding, as of December 31, 2004 and 2003, respectively (aggregate liquidation preference including accrued dividends of $8,068)	6,945	—
Common stock; $.01 par value; 25,000,000 shares authorized; 14,294,032 and 13,841,291 shares issued and outstanding as of December 31, 2004 and 2003, respectively	143	138
Additional paid-in capital	83,438	81,952
Accumulated deficit	(75,502)	(68,593)
Accumulated other comprehensive income (loss)	(188)	28
Total stockholders’ equity	14,836	13,525
Total Liabilities and Stockholders’ Equity	$19,391	$17,002

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in thousands except per share data)	2004	2003	2002
Revenues:
Product sales	$14,058	$12,803	$12,152
Licensing revenues	100	—	—
Total revenues	14,158	12,803	12,152
Costs and expenses:
Costs of product sales	6,646	5,558	3,261
Research and development	2,393	2,577	3,971
Sales(1)	4,923	5,427	4,997
Marketing(2)	2,627	4,096	3,024
General and administrative	3,874	3,126	4,006
Stock-based compensation to non-employees	—	39	38
Litigation costs	874	—	—
Total costs and expenses	21,337	20,823	19,297
Loss from operations	(7,179)	(8,020)	(7,145)
Interest income	92	135	398
Interest expense	(16)	(27)	(29)
Foreign exchange gains, net	389	555	164
Other income/ (expense), net	(10)	28	50
Loss before income taxes	(6,724)	(7,329)	(6,562)
Income tax benefit/ (provision)	(117)	(23)	181
Net loss	(6,841)	(7,352)	(6,381)
Preferred stock dividends	(68)	—	—
Net loss applicable to common stockholders	$(6,909)	$(7,352)	$(6,381)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.49)	$(0.55)	$(0.49)
Weighted average number of common shares outstanding
Basic and diluted	14,152	13,462	12,988

(1)          Excludes $38 in compensation charges relating to the issuance of stock options to non-employees in 2002

(2)          Excludes $39 in compensation charges relating to the issuance of stock options to non-employees in 2003

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Preferred	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Stock	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2001	$—	12,721	$127	$80,583	$(54,860)	$23	$25,873
Comprehensive loss:
Net loss	—	—	—	—	(6,381)	—	(6,381)
Unrealized gain on marketable securities	—	—	—	—	—	21	21
Translation adjustment	—	—	—	—	—	155	155
Total Comprehensive loss							(6,205)
Issuance of common stock under employee benefit and incentive plans	—	505	5	548	—	—	553
Stock-based compensation to non-employees	—	—	—	38	—	—	38
Balance at December 31, 2002	—	13,226	132	81,169	(61,241)	199	20,259
Comprehensive loss:
Net loss	—	—	—	—	(7,352)	—	(7,352)
Unrealized loss on marketable securities	—	—	—	—	—	(22)	(22)
Translation adjustment	—	—	—	—	—	(149)	(149)
Total Comprehensive loss							(7,523)
Issuance of common stock under employee benefit and incentive plans	—	615	6	744	—	—	750
Stock-based compensation to non-employees	—	—	—	39	—	—	39
Balance at December 31, 2003	—	13,841	138	81,952	(68,593)	28	13,525
Comprehensive loss:
Net loss	—	—	—	—	(6,841)	—	(6,841)
Unrealized loss on marketable securities	—	—	—	—	—	(6)	(6)
Translation adjustment	—	—	—	—	—	(210)	(210)
Total Comprehensive loss							(7,057)
Issuance of convertible preferred stock and warrants	6,945	—	—	846	—	—	7,791
Dividends on convertible preferred stock	—	—	—	—	(68)	—	(68)
Issuance of common stock under employee benefit and incentive plans	—	453	5	640	—	—	645
Balance at December 31, 2004	$6,945	14,294	$143	$83,438	$(75,502)	$(188)	$14,836

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2004	2003	2002
Cash flows from operating activities:
Net loss	$(6,841)	$(7,352)	$(6,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	80	59	8
Provision for inventory obsolescence	1,384	593	292
Depreciation	625	658	607
Realized (gain) loss on available-for-sale investments	4	(15)	—
Non-cash stock-based compensation for non-employees	—	39	38
Changes in operating assets and liabilities:
Accounts receivable	(510)	(364)	(490)
Inventories	(938)	(640)	(2,211)
Prepaid and other current assets	129	384	(153)
Related party receivable / payable	—	—	260
Accounts payable	212	(115)	74
Accrued compensation	799	(216)	(55)
Other accrued expenses	(182)	(59)	(720)
Net cash used in operating activities	(5,238)	(7,028)	(8,731)
Cash flows from investing activities:
Purchase of property and equipment	(200)	(273)	(564)
Purchase of marketable securities	(255)	(11,841)	(21,162)
Proceeds from the maturity of marketable securities	5,016	16,926	23,108
Net cash provided by investing activities	4,561	4,812	1,382
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and warrants, net	7,791	—	—
Proceeds from issuance of common stock under employee benefit and incentive plans	645	750	568
Proceeds from long-term debt and capital lease obligations	210	—	49
Principal payments under long-term debt and capital lease obligations	(185)	(140)	(125)
Net cash provided by financing activities	8,461	610	492
Effect of exchange rate changes on cash and cash equivalents	(367)	(463)	400
Net decrease in cash and cash equivalents	7,417	(2,069)	(6,457)
Cash and cash equivalents at beginning of year	2,043	4,112	10,569
Cash and cash equivalents at end of year	$9,460	$2,043	$4,112

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A—Nature of the Business

BioSphere Medical, Inc. (the “Company”) was incorporated in Delaware in December 1993. During 1999, the Company strategically refocused its business on the development and commercialization of its proprietary Embosphere® Microspheres and other ancillary embolotherapy products for use in treating uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company’s wholly owned subsidiary, Biosphere Medical S.A. (“BMSA”), a French societe anonyme, holds the license to the embolotherapy technology that is the main focus of the Company’s business. In May 1999, the Company sold substantially all of the assets relating to chromatography, its former core business, and changed its name from BioSepra, Inc. to BioSphere Medical, Inc.

The Company believes that its existing working capital as of December 31, 2004, together with anticipated proceeds from sales of microspheres, delivery systems and other products will be sufficient to fund operating and capital requirements, as currently planned, into the fourth quarter of 2006. In the longer term the Company expects to fund its operations and sustaining capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, the Company’s failure to achieve expected revenue amounts, costs associated with changes in its uterine fibroid embolization (“UFE”) marketing programs, anticipated research and development expenses, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of research and development programs, competitive and technological advances, the timing and results of FDA regulatory review and the market’s acceptance of any approved products, including Embosphere Microspheres for UFE and HepaSphere SAP Microspheres.

B—Summary of Significant Accounting Policies

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with the Company’s investment policy, surplus cash is invested in investment grade corporate and U.S. government debt as well as certain asset-backed securities. At December 31, 2004 and 2003, all marketable securities were classified as available for sale, since the Company has the intent to use such securities to satisfy current liabilities as needed. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet.

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no material concentrations of credit risk, nor is it a party to any financial instruments with material off-balance sheet risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, trade accounts receivable, accounts payable and long-term debt obligations. The estimated fair value of the Company’s financial instruments approximates their carrying value. The Company places its cash, cash equivalents and marketable securities with high credit quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. No single customer accounted for greater than 10% of the outstanding receivables on December 31, 2004 or 2003, and no single customer accounted for greater than 10% of revenues in 2004, 2003 or 2002.

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

The Company performs annual impairment reviews of its goodwill. Goodwill was derived from the step acquisition of BMSA, the consolidated subsidiary that holds the license to the embolotherapy platform device that is the main focus of the Company’s business. Accordingly, impairment measurements are based upon the discounted cash flows of BMSA statutory profitability and anticipated worldwide sales of the Company’s microspheres. Based upon the Company’s review, the Company has not recorded any impairment charges.

Impairment of Long-Lived Assets

The Company periodically evaluates the potential impairment of its long-lived assets in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” to determine whether events or changes in circumstances may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management’s assessment as of December 31, 2004, the Company has determined that no impairment of long-lived assets exists.

Revenue Recognition

The Company complies with the revenue recognition guidelines summarized in Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as updated by SAB No. 104 “Revenue Recognition.” The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists (a valid purchase order from an approved customer), and the sales price is fixed or determinable. Revenue from licensing agreements is recognized ratably over the period of the related agreement. The Company establishes reserves for potential sales returns and evaluates, the adequacy of those reserves based upon realized experience. Under the Company’s current policy, only those products on a customer’s initial order qualify for product satisfaction-related credit returns. To date, returns related to product satisfaction have been minimal and immaterial. While such returns have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant change in product satisfaction and any resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize. Shipping and handling costs are included in costs of product sales.

In June 2004, the Company entered into an exclusive five-month development agreement with a third party for the use of Embosphere Microspheres for gastroesophegal reflex disease, or GERD. In exchange for this agreement, the Company received a payment of $100,000. Based upon the application of the revenue recognition policies and all related judgments and estimates, the Company recognized $100,000 as licensing revenue over the life of the contract, which concluded in November 2004.

Research and Development

Research and development costs, including product validation costs under FDA Good Manufacturing Practices, are expensed in the period incurred.

Deferred Taxes

The Company uses the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax bases of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management evaluates, on a quarterly basis, the ability to recover the deferred tax assets and the level of the valuation allowance. Due to the size of the net operating loss carry forward in relation to the Company’s history of unprofitable operations, the Company has not recognized any of its net deferred tax assets. However, future improvements in operational performance could result in the increased certainty of the ability to apply deferred tax assets against taxable income, which could, in turn, result in a significant impact on the value of the Company’s deferred tax assets and reported operating results.

Comprehensive Income/(Loss)

Comprehensive income/(loss) is comprised of net loss and other comprehensive income/(loss). Other comprehensive income/(loss) includes certain changes in equity that are excluded from net loss, specifically, the effects of foreign currency translation adjustments and unrealized gains and losses on available for sale securities, which are reflected separately in stockholders’ equity in accumulated other comprehensive income/(loss). The components of accumulated other comprehensive income/ (loss) are as follows:

	December 31,
(in thousands)	2004	2003
Foreign exchange currency translation	$(181)	$29
Unrealized (losses)/gains on investments	(7)	(1)
Total accumulated other comprehensive income/ (loss)	$(188)	$28

Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. The following table illustrates the common stock equivalents, as determined in accordance with the treasury-stock accounting method and the total common stock and warrants outstanding:

	For the years ended December 31,
(in thousands)	2004	2002	2002
Common stock equivalents	1,095	2,564	2,693
Total common stock options, warrants and convertible securities outstanding	5,617	3,087	3,930

Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares as their effect would be antidilutive for all periods presented due to the loss incurred.

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

	For the years ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net loss applicable to common stockholders
As reported	$(6,909)	$(7,352)	$(6,381)
Pro forma compensation expense	(894)	(1,617)	(1,321)
Pro forma net loss	$(7,803)	$(8,969)	$(7,702)
Basic and diluted loss per share
As reported	$(0.49)	$(0.55)	$(0.49)
Pro forma	$(0.55)	$(0.67)	$(0.59)

The average estimated fair value of options granted during fiscal years 2004, 2003 and 2002, was $2.09, $3.20, and $3.66 respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	None	None	None
Volatility	93%	111%	110%
Risk-free interest rate	2.80–3.81%	3.35–3.70%	3.15–4.48%
Expected life (years)	5	5	5

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

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company is required to implement the proposed standard no later than July 1, 2005. The cumulative effect of adoption, applied on a modified retrospective basis, would be measured and recognized on July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R) fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position and cash position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share earlier in this footnote.

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), in response to the American Jobs Creation Act of 2004 which was signed into law in October, 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company’s decision to reinvest rather than to repatriate current and prior year’s unremitted foreign earnings, the application of FSP 109-2 did not affect income tax expense in the period of enactment or any related disclosures.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. The FASB and the IASB noted that ARB 43, Chapter 4 and IAS 2, “Inventories,” require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs, however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively. The Company is currently in the process of evaluating the impact that SFAS 151, but does not believe it will have a material impact on the results of operations and financial position of the Company.

C—Step Acquisition of Biosphere Medical S.A. and Minority Interest Acquisition Obligation

On February 25, 1999, the Company acquired 51% of the outstanding capital stock of BMSA. Pursuant to a February 25, 1999 purchase agreement, the Company acquired this ownership interest by granting to BMSA an exclusive sales and manufacturing license to certain patents and technology primarily relating to the Company’s Embosphere Microspheres technology.

On April 7, 2000, the Company purchased an additional 34% of BMSA for $950,000. As a result of this step-acquisition, the Company’s total ownership interest in BMSA increased to 85%. On November 5, 2001, the Company acquired the remaining 15% interest in BMSA for approximately $953,000. Both step-acquisition transactions were accounted for under purchase accounting principles whereby the fair value in excess of the net assets purchased was treated as an increase to goodwill. Net goodwill, comprised entirely of the unamortized purchase price paid in excess of the net BMSA assets acquired, equaled $1.4 million as of December 31, 2004 and 2003.

D—Marketable Securities

Cash and cash equivalents include commercial paper and money market funds of $8.89 million and $2.04 million at December 31, 2004 and 2003, respectively.

The Company’s cash, cash equivalents and marketable securities as of December 31, 2004 are as follows:

(in thousands)	WAV Maturity (Months)	Amortized Cost	Unrealized Gains/ (losses)	Estimated Fair Value
Cash and money market funds	N/A	$8,515	$—	$8,515
Corporate obligations	1	1,185	—	1,185
Asset backed securities	32	529	(7)	522
Total		10,229	(7)	10,222
Less amounts classified as cash and cash equivalents		(9,460)	—	(9,460)
Total marketable securities	23	$769	$(7)	$762

The Company’s cash, cash equivalents and marketable securities as of December 31, 2003 are as follows:

(in thousands)	WAV Maturity (Months)	Amortized Cost	Unrealized Gains/ (losses)	Estimated Fair Value
Cash and money market funds	N/A	$2,043	$—	$2,043
Corporate obligations	11	1,716	2	1,718
Asset backed securities	34	2,206	(4)	2,201
Federal agency obligations	10	1,312	1	1,313
Government treasury notes	1	300	—	300
Total		7,577	(1)	7,575
Less amounts classified as cash and cash equivalents		(2,043)	—	(2,043)
Total marketable securities	19	$5,534	$(1)	$5,532

No material realized gains or losses on the Company’s marketable securities were recognized during the years ended December 31, 2004, 2003 and 2002.

E—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

	December 31,
(in thousands)	2004	2003
Raw material	$468	$283
Work in progress	1,393	2,037
Finished goods	1,450	1,176
Total inventory	$3,311	$3,496

Included in inventory is an excess and obsolete product valuation allowance of $321,000 and $519,000 as of December 31, 2004 and 2003, respectively.

F—Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2004	2003
Office equipment	$1,221	$1,101
Laboratory and manufacturing equipment	2,276	2,044
Leasehold improvements	344	332
Total property and equipment	3,841	3,477
Less: accumulated depreciation	(2,707)	(1,980)
Net property and equipment	$1,134	$1,497

Property and equipment under capital lease agreements, which are included in the table above, consist of the following:

	December 31,
(in thousands)	2004	2003
Office equipment	$84	$27
Laboratory and manufacturing equipment	638	465
Total property and equipment	722	492
Less: accumulated depreciation	(389)	(225)
Net property and equipment	$333	$267

Depreciation expense, including amortization on capital leases was $625,000, $658,000 and $607,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

G—Accrued Compensation

Accrued compensation consists of the following:

	December 31,
(in thousands)	2004	2003
Accrued payroll, vacation and incentive compensation	$998	$1,054
Accrued severance	549	—
Accrued relocation	333	—
	$1,880	$1,054

In the fourth quarter of 2004 we recorded a $589,000 charge for severance costs related to the termination of two former executives. The amount accrued at December 31, 2004 represents the remaining severance that will be paid out in 2005. At December 31, 2004, there were $333,000 remaining of costs accrued to relocate two new executives, who were hired during the fourth quarter. There were no severance or relocation costs accrued at December 31, 2003.

H—Accrued Expenses

Accrued expenses consists of the following:

	December 31,
(in thousands)	2004	2003
Accrued royalties	$613	$697
Accrued professional and public reporting fees	296	242
Accrued other	315	340
	$1,224	$1,279

I—Debt and Other Obligations

Debt consists of the following:

	December 31,
(in thousands)	2004	2003
Capital lease obligations	$355	$267
Euro term loan payable to a bank secured by the net assets of BMSA	12	53
Less: current portion	(175)	(149)
Total long-term debt and capital lease obligations	$192	$171

On June 30, 2004, the Company entered into an agreement to extend the existing two-year credit facility with a bank that was originally entered into in May 2002. The amended agreement provides that the credit facility will contain all of the terms and conditions of the Company’s original credit facility, with the exceptions that the amount under which the Company could borrow for general working capital and corporate purposes, subject to limitations defined in the agreement, was reduced from $5.0 million to $3.0 million.

There were no borrowings outstanding under this agreement as of December 31, 2004 or 2003. Each available 30, 60, 90 or 180-day advance will bear interest at a per annum rate, at the Company’s option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day LIBOR rate (2.42% as of December 31, 2004) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, the Company entered into a security agreement pursuant to which the Company has pledged to the bank all of the Company’s U.S. assets, excluding the Company’s equity ownership of BMSA, as collateral. As of December 31, 2004 and 2003, the Company was in compliance with all credit facility covenants.

On February 28, 2004, the Company entered into a four-year capital lease agreement for the purchase of manufacturing equipment at its facility in Roissy, France. The amount of the lease is for $165,000, payable over 48 months, at an effective annual interest rate of 4.64%. As of December 31, 2004, there was $133,000 outstanding under this capital lease agreement.

In March 2001, the Company’s wholly-owned French subsidiary, Biosphere Medical, SA, or BMSA, entered into a €152,450 ($208,000 equivalent as of December 31, 2004) term loan with a French national bank that is payable in Euros over four years and accrues interest at 5.4% per annum.

The Company leases approximately 13,000 square feet of office and lab space at its Rockland, Massachusetts facility under an operating lease expiring in March 2005 for approximately $270,000 per year, exclusive of periodic operating and maintenance expenses. Subsequent to December 31, 2004, the Company amended this lease decreasing the total area to approximately 7,797 square feet at a monthly cost of $13,000 per month, and extending the term of the lease through March 31, 2007. BMSA leases approximately 18,150 square feet of manufacturing and office space in Roissy, France through May 2010 for approximately €171,000 per year (approximately $233,000 as of December 31, 2004). BMSA also has several operating leases covering certain pieces of manufacturing and office equipment through September 2007.

During 2004 and 2002, the Company entered into several capital lease agreements in connection with the acquisition of certain manufacturing and computer equipment. The leases have initial terms of 30 to 60 months with interest rates of 5.4% to 13.4%. All equipment leased under these agreements serves as pledged capital.

Future minimum lease payments under non-cancelable operating leases and capital leases in effect as of December 31, 2004, are as follows:

(in thousands)	Operating Leases	Capital Leases
2005	$493	$176
2006	470	159
2007	314	51
2008	234	7
2009	234	—
Thereafter	97	—
Total lease commitments	$1,842	393
Less amount representing interest		(38)
Present value of net minimum capital lease payments		$355

Total facility rental expense for the years ended December 31, 2004, 2003 and 2002 was approximately $509,000, $467,000 and $475,000, respectively.

J—Income Taxes

As of December 31, 2004, the Company had federal net operating loss (NOL) carry forwards of approximately $64.47 million, which will expire through the year 2024, state NOL carry forwards of approximately $47.02 million, which will expire through the year 2009, and foreign NOL carry forwards of approximately $3.97 million, which do not expire. As of December 31, 2004, the Company has $176,000 of research and development credit carry forwards to offset future income taxes, which will expire through the year 2017. The components of the Company’s net deferred tax asset at December 31, 2004 and 2003 are as follows:

	December 31,
(in thousands)	2004	2003
Assets derived from the following:
NOL carry forwards	$26,230	$22,113
Tax credit carry forwards	161	161
Other	398	891
Subtotal	26,789	23,165
Valuation allowance	(26,789)	(23,165)
Net deferred tax asset	$—	$—

The Company has established a full valuation allowance against its deferred tax assets as of December 31, 2004 and 2003 as it considers the realizable value of any tax benefit against future taxable income to be uncertain. The change in the valuation allowance from December 31, 2003 to December 31, 2004 is a result of the increase in NOL carry forwards and deferred compensation.

The 2004 income tax provision of $117,000 primarily represents the reversal of income tax benefits recorded during 2002 as management determined in the fourth quarter of 2004 that a portion of the 2001 taxes paid would not be recovered. The 2003 income tax provision of $23,000 represents minimum corporate taxes due in both France and in the United States. For the years ended December 31, 2004, 2003, and 2002, the increase in the valuation allowance relating to losses not resulting in a current period tax benefit is the primary difference between the income tax provision (benefit) recorded by the Company and what the income tax benefit would be at statutory income tax rates.

The components of the Company’s pretax loss by tax jurisdiction, net of any intercompany transactions, are as follows:

	For the years ended December 31,
(in thousands)	2004	2003	2002
United States	$(4,996)	$(4,729)	$(5,831)
France	(1,728)	(2,600)	(731)
Pretax loss	$(6,724)	$(7,329)	$(6,562)

K—Segment Information

The Company develops microspheres and other ancillary embolotherapy products for use in the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment. Financial information by geographic area, attributed to countries according to the location of customers and equipment, is as follows:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Revenues:
United States	$9,080	$8,595	$8,681
France	2,883	2,579	2,224
Other European Union countries	1,408	1,102	1,094
Other foreign countries	787	527	153
Total revenues	$14,158	$12,803	$12,152
Long- lived assets:
United States	$425	$616	$730
France	709	881	962
Total long- lived assets	$1,134	$1,497	$1,692

L—Capital Stock

Common Stock

In July 2001, the Company completed an underwritten public offering of 4.0 million shares of its common stock at $11.00 per share. Of the 4.0 million shares of common stock offered, the Company sold 2.0 million shares and Sepracor Inc. sold 2.0 million shares. Net proceeds to the Company were approximately $20.40 million. On August 6, 2001, Sepracor sold an additional 600,000 shares of the Company’s common stock pursuant to exercise of the underwriters’ over-allotment option. As a result of this offering, including the sale of shares pursuant to exercise of the over-allotment, Sepracor’s beneficial ownership interest in the Company’s outstanding common stock decreased from approximately 55% to approximately 25%. Due to subsequent exercises under the Company’s various equity incentive plans (See Note M), Sepracor’s ownership of outstanding common stock decreased to approximately 23% as of December 31, 2004 and 2003. In May 2002, holders of warrants issued in 1997 to purchase 40,000 shares of the Company’s common stock at $3.00 per share exercised their rights and purchased all 40,000 shares of common stock for an aggregate purchase price of $120,000.

Preferred Stock

Under the certificate of incorporation of the Company, the Board of Directors has the authority to issue up to 1,000,000 shares of $0.01 par value preferred stock from time to time in one or more series with such preferences terms and rights as the Board of Directors may determine without further action by the stockholders of the Company. Accordingly, the Board of Directors has the power to establish the provisions, if any, relating to dividends, voting rights, redemption rates, liquidation preferences and conversion rights for any series of preferred stock issued in the future.

6% Series A Convertible Preferred Stock

On November 10, 2004, the Company completed a private placement of $8.00 million of its series A convertible preferred stock (“series A preferred stock”) and warrants to purchase common stock with Sepracor Inc. and affiliates of Cerberus Capital Management, L.P., two existing investors. These investors purchased a total of 8,000 shares of series A preferred stock which are initially convertible into 2,000,000 shares of common stock based upon a conversion price of $4.00 per share. In addition, The Company has the right to convert the series A preferred stock into common stock, or redeem it, under specified circumstances. The series A preferred stock has a 6% dividend, which is payable quarterly in either cash or additional shares of series A preferred stock, at the Company’s election. Additionally, the investors were issued warrants to purchase an aggregate of 400,000 shares of common stock. These warrants expire five years from the date of issuance and have an initial exercise price of $4.00 per share. These warrants have been assigned a value of $850,000 using the Black-Scholes option-pricing model.

M—Stock Plans

Stock Option Plans

The Company’s 1997 Stock Option Plan, as amended (the “1997 Plan”), provides for the grant of both ISOs and NSOs to officers, directors, advisors and key employees of the Company. The 1997 Plan also provides for the grant of NSOs to consultants of the Company. A total of 5.0 million shares have been approved for issuance under the 1997 Plan and as of December 31, 2004, approximately 794,000 shares were available for issuance. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and have a maximum term of ten years from the date of grant.

The 1994 stock option plan (the “1994 Plan”) provided for the grant of both incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) to officers, directors, advisors and key employees of the Company. The 1994 Plan also provided for the grant of NSOs to consultants of the Company. The exercise price for ISOs must be at least equal to the fair market value of the Company’s common stock on the date of grant and the exercise price of NSOs must be at least equal to 50% of the fair market value of the Company’s common stock on the date of grant. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and have a maximum term of ten years from the date of grant. The 1994 Plan expired in January 2004, and as of December 31, 2004, no shares were available for issuance.

The Director Option Plan (the “Director Plan”), as amended, provided for the granting of NSOs to directors of the Company who are not officers or employees of the Company or of any subsidiary of the Company. A total of 300,000 shares of common stock were reserved for issuance under the Director Plan subject to adjustments as provided therein. The exercise price per share will equal the fair market value of a share of Company’s common stock on the date the option is granted. Options granted under the Director Plan will vest in either two or five equal installments beginning on the first anniversary of the date of the grant depending on the nature of the grant and have a maximum term of ten years from the date of grant. The Director Plan expired in January 2000, and as of December 31, 2004, no shares were available for issuance.

The following table summarizes all stock option activity under the three stock option plans for the three years ended December 31, 2004:

	Options issued under the Plans
(in thousands, except option price)	Shares	Average Price Per Share
Outstanding at December 31, 2001	3,883	$3.18
Granted	1,126	4.74
Exercised	(472)	1.20
Forfeited	(770)	4.35
Outstanding at December 31, 2002	3,767	3.66
Granted	20	3.99
Exercised	(609)	1.19
Forfeited	(257)	7.34
Outstanding at December 31, 2003	2,921	3.85
Granted	1,101	2.89
Exercised	(450)	1.40
Forfeited	(518)	5.39
Outstanding at December 31, 2004	3,054	$3.57
Exercisable at December 31, 2004	1,741	$3.69
Exercisable at December 31, 2003	1,904	$3.28
Exercisable at December 31, 2002	1,999	$2.75

The following table summarizes information about the range of exercise prices for stock options under the three plans, outstanding and exercisable as of December 31, 2004:

				Options Outstanding		Options Exercisable
Range of Exercise Prices			Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(in thousands except per share amounts)
$ 0.81	–	0.81	341	4.06	$0.81	341	$0.81
1.02	–	1.88	555	3.56	1.50	555	1.50
2.00	–	2.31	115	3.25	2.04	115	2.04
2.55	–	2.55	600	9.84	2.55	—	—
2.70	–	3.29	489	7.16	3.11	126	3.10
3.31	–	4.25	539	7.96	3.85	334	4.17
4.38	–	17.25	375	6.22	9.23	234	10.30
18.38	–	18.38	12	5.43	18.38	12	18.38
27.25	–	27.25	28	5.13	27.25	24	27.25
0.81	–	27.25	3,054	6.54	$3.57	1,741	$3.69

Employee Stock Purchase Plans

In June 2000, stockholders approved the 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Under the 2000 ESPP, an aggregate of 50,000 shares of common stock may be purchased by employees at 85% of the fair market value on the first or last day of each six-month offering period, whichever is lower. During each offering period, the maximum number of shares which may be purchased by a participating employee is determined on the first day of the offering period and is equal to the number of shares of common stock determined by dividing $12,500 by the last reported sale price of the common stock on the NASDAQ National Market on the first day of the offering. An eligible employee may elect to have up to a maximum of 10% deducted through payroll deductions from his or her regular salary. During 2004, 2003 and 2002, 9,207, 11,834 and 13,508 shares of the Company’s common stock were issued under the 2000 ESPP, respectively.

N—Employees Savings Plan

The Company has a 401(k) savings plan for all domestic employees pursuant to which eligible employees may voluntarily contribute up to $12,000 subject to statutory limitations. In addition, the Company matches in cash 50% of the first $3,000 contributed by employees up to a $1,500 maximum per employee per year. Employer cash matching contributions amounted to approximately $38,000, $49,000, and $48,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

O—Valuation and Qualifying Accounts

The Company monitors the credit worthiness of its trade customers based upon historical payment experience. A rollforward of the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 is as follows:

(in thousands)	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
Year ended December 31, 2004	$180	$80	$(76)	$184
Year ended December 31, 2003	$117	$71	$(8)	$180
Year ended December 31, 2002	$105	$22	$(10)	$117

P—Contingencies

In December 2004, the Company paid damages in a lawsuit brought by Terumo Europe N.V. against the Company’s French subsidiary, BioSphere Medical, S.A. In the lawsuit, Terumo alleged that it suffered damages from a purported termination of the distribution contract by BioSphere Medical, S.A. BioSphere Medical, S.A. and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of EmboSphere Microsphere and EmboGold Microsphere products in certain countries of Europe. The Commercial Court of Pontoise, France, determined that while both parties had ceased to perform their obligations under the agreement, the Company’s termination was not in accordance with the provisions of the Agreement. Accordingly, BMSA was required to pay Terumo $784,000 in damages for breach of contract in December 2004. The $874,000 charge recorded in the fourth quarter of 2004 includes $90,000 of related accounts receivable written-off in addition to the settlement payment.

The Company may be involved in various legal proceedings in the normal course of business. The Company is not a party to any proceedings that involve amounts that would have a material effect on our financial position or results of operations if such proceedings were resolved unfavorably.

Q—Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial results:

	Fourth	Third	Second	First
(in thousands except per share amounts)	Quarter	Quarter	Quarter	Quarter
Net revenues
2004	$4,279	$3,473	$3,226	$3,180
2003	3,645	2,986	3,122	3,050
Gross profit
2004	2,644	2,312	938	1,618
2003	1,505	1,825	1,891	2,024
Net loss applicable to common stockholders
2004(1)	(1,962)	(1,148)	(2,243)	(1,556)
2003	(1,172)	(1,461)	(2,543)	(2,176)
Basic and diluted net loss per share
2004	$(0.14)	$(0.08)	$(0.16)	$(0.11)
2003	(0.09)	(0.11)	(0.19)	(0.16)

(1)—Included in the fourth quarter of 2004 is a $874,000 charge related to the termination of a distribution agreement with Terumo Europe.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information regarding our directors will be included in the definitive proxy statement for the 2005 Annual Meeting of Stockholders under “Nominees for Director” and is herein incorporated by reference.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee will be included in the definitive proxy statement for the 2005 Annual Meeting of Stockholders under “Board and Committee Meetings” and “Report of the Audit Committee” and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has determined that William M. Cousins, Jr. and John H. MacKinnon are each an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and has determined that they are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance will be included in the definitive proxy statement for the 2005 Annual Meeting of Stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance” and is herein incorporated by reference.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees, a copy of which is filed as an exhibit to this annual report on Form 10-K. A copy of our code of ethics is also available on the Company’s website at www.biospheremed.com.

Item 11.                 EXECUTIVE COMPENSATION

The response to this item will be included in the definitive proxy statement for the 2005 Annual Meeting of Stockholders under “Compensation of Executive Officers” and is herein incorporated by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item will be included in the definitive proxy statement for the 2005 Annual Meeting of Stockholders under “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is herein incorporated by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item will be included in the definitive proxy statement for the 2005 Annual Meeting of Stockholders under “Certain Relationships and Related Transactions” and is herein incorporated by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item will be included in the definitive proxy statement for the 2005 Annual Meeting of Stockholders under “Report of the Audit Committee” and “Independent Accountants, Fees and Other Matters” and is herein incorporated by reference.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   (1)  The following consolidated financial statements of BioSphere Medical, Inc. and subsidiaries are filed as part of this Form 10-K:

Statement
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2004 and 2003
Consolidated Statements of Operations—Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(a)   (2)  All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(a)   (3)  Exhibits included or incorporated herein:

See Exhibit Index

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended, of the Company. (Incorporated herein by reference to the Company’s Registration Statement on Form S-8. (File No. 333-83639)).
3.2	By-Laws of the Company (Incorporated herein by reference to the Company’s Registration Statement on Form S-8. (File No. 333-05621)).
4.1

Specimen Certificate for shares of common stock, $.01 par value, of the Company. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-23678)).

4.2

Certificate of Designations, Preferences and Rights of Series A Preferred Stock of BioSphere Medical, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2004 (File No. 000-23678)).

10.1(1)	1994 Director Option Plan. (Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 33-75212)).
10.2(1)	1994 Stock Option Plan. (Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 33-75212)).
10.3(1)	1997 Stock Incentive Plan. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-23678)).
10.4(1)*	Form of Nonstatutory Stock Option Agreement granted under 1994 Stock Option Plan.
10.5(1)*	Form of Incentive Stock Option Agreement granted under 1997 Stock Incentive Plan.
10.6(1)*	Form of Nonstatutory Stock Option Agreement granted under 1997 Stock Incentive Plan.
10.7(1)*	Form of Restricted Stock Agreement granted under 1997 Stock Incentive Plan.

10.8

Form of Technology Transfer and License Agreement dated as of January 1, 1994 between the Company and Sepracor Inc. (Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 33-75212)).

10.9

Share Purchase Agreement by and between Marie-Paule Leroy-Landercy and the Company dated December 31, 1998. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-23678)).

10.10+

Joint Ownership Contract between the Company and L’Assistance Publique Hopitaux de Paris dated January 5, 1998, together with amendment dated February 10, 2001 (translated from French). (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-23678)).

10.11

Rider No. 2 dated June 20, 2000 to the Joint Ownership Contract between the Company and L’Assistance Publique Hopitaux de Paris dated January 5, 1998. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-23678)).

10.12+	Exclusive License Agreement between Dr. Shin-ichi Hori and the Company dated May 8, 2000. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2001).
10.13+

Exclusive License and Know-How Agreement No. L99037 by and between Le Centre National de la Recherche Scientifique, L’Universite Louis Pasteur Strasbourg and the Company dated July 15, 1999 (translated from French). (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-23678)).

10.14

Form of Stock and Warrant Purchase Agreement dated as of February 4, 2000 together with schedule of purchasers thereto. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-23678)).

10.15

Form of Warrant Agreement dated as of February 4, 2000, between the Company and certain purchasers (together with schedule of purchasers thereto). (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-23678)).

10.16

Lease Agreement dated January 7, 2000 by and between 1050 Hingham Street Realty Trust and the Company. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-23678)).

10.17

First Amendment to Lease Agreement dated June 27, 2000 by and between 1050 Hingham Street Realty Trust and the Company. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-23678)).

10.18	Stock Purchase Agreement dated July 28, 2000. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-23678)).
10.19	Registration Rights Agreement dated July 28, 2000. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-23678)).
10.20

Lease Agreement dated October 19, 2000 by and between Biosphere Medical S.A. and Salamandre S.A (translated from French to English). (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-23678)).

10.21

Credit Agreement between the Company and Brown Brothers Harriman & Co. dated May 17, 2002. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-23678)).

10.22

Security Agreement between the Company and Brown Brothers Harriman & Co. dated May 17, 2002. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-23678)).

10.23

Second Modification, dated as of June 30, 2004, to the Credit Agreement and Promissory Note by and between the Company and Brown Brothers Harriman & Co. dated May 17 2002. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-23678)).

10.24(1)

Executive Retention Agreement between BioSphere Medical, Inc. and Alain Massot, dated March 25, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-23678)).

10.25(1)

Employment Agreement between BioSphere Medical, Inc. and Alain Massot, dated March 25, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-23678)).

10.26(1)

Executive Retention Agreement between BioSphere Medical, Inc. and Peter C. Sutcliffe, dated March 25, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-23678)).

10.27(1)

Employment Agreement between BioSphere Medical, Inc. and Peter C. Sutcliffe, dated March 25, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-23678)).

10.28(1)*	Letter Agreement between BioSphere Medical, Inc. and Gary M. Saxton, dated November 18, 2004.
10.29(1)

Severance Agreement and General Release between BioSphere Medical, Inc. and Paul Looney, effective November 2, 2004. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 8, 2004 (File No. 000-23678)).

10.30(1)

Employment Agreement between BioSphere Medical, Inc. and Richard J. Faleschini, dated November 2, 2004. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 8, 2004 (File No. 000-23678)).

10.31(1)

Executive Retention Agreement between BioSphere Medical, Inc. and Richard J. Faleschini, dated November 2, 2004. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 8, 2004 (File No. 000-23678)).

10.32

Securities Purchase Agreement, dated as of November 10, 2004, by and among BioSphere Medical, Inc. and the investors named therein. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2004 (File No. 000-23678)).

10.33

Investor Rights Agreement, dated as of November 10, 2004, by and among BioSphere Medical, Inc. and the investors named therein. (Incorporated herein by reference the Company’s Current Report on Form 8-K filed on November 15, 2004 (File No. 000-23678)).

10.34

Warrant No. 2004-1, dated as of November 10, 2004, issued to Cerberus Partners, L.P. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2004 (File No. 000-23678)).

10.35

Warrant No. 2004-2, dated as of November 10, 2004, issued to Sepracor Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2004 (File No. 000-23678)).

10.36

Restrictive Covenants Agreement, dated as of December 23, 2004, by and among BioSphere Medical, Inc., Cerberus Partners, L.P. and Sepracor Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 30, 2004 (File No. 000-23678)).

10.37

Amendment No. 1 to Warrant No. 2004-1, dated December 23, 2004, issued to Cerberus Partners, L.P. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 30, 2004 (File No. 000-23678)).

10.38

Amendment No. 1 to Warrant No. 2004-2, dated December 23, 2004, issued to Sepracor Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 30, 2004 (File No. 000-23678)).

10.39

Second Amendment to Lease between BioSphere Medical, Inc. and Thomas J. Teuten and John H. Spurr, Jr., Trustees of 1050 Hingham Street Realty Trust, dated January 24, 2005. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 27, 2005 (File No. 000-23678)).

10.40(1)

Severance Agreement and General Release between BioSphere Medical, Inc. and Thomas Keenan, dated January 21, 2005. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 27, 2005 (File No. 000-23678)).

10.41(1)*	Compensation of Executive Officers of BioSphere Medical, Inc.
10.42(1)*	Compensation Program for Non-Employee Directors of BioSphere Medical, Inc.
14.1	Code of Business Conduct and Ethics of the Company. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 000-23678)).
21.1	Subsidiaries of the Company. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-23678)).
23.1*	Consent of Ernst & Young LLP.
31.1*

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2005.

31.2*

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2005.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 29, 2005.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 29, 2005.

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

BIOSPHERE MEDICAL, INC.
	By:	/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
President and Chief Executive Officer
Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD J. FALESCHINI	Director, President and Chief Executive Officer	March 29, 2005
Richard J. Faleschini	(Principal Executive Officer)
/s/ MARTIN J. JOYCE	Vice President and Chief Financial Officer	March 29, 2005
Martin J. Joyce	(Principal Financial and Accounting Officer)
/s/ TIMOTHY J. BARBERICH	Director	March 29, 2005
Timothy J. Barberich
/s/ WILLIAM M. COUSINS, JR.	Director	March 29, 2005
William M. Cousins, Jr.
/s/ ALEXANDER M. KLIBANOV, Ph.D.	Director	March 29, 2005
Alexander M. Klibanov, Ph.D.
/s/ JOHN H. MACKINNON	Director	March 29, 2005
John H. MacKinnon, CPA
/s/ RICCARDO PIGLIUCCI	Director	March 29, 2005
Riccardo Pigliucci
/s/ DAVID P. SOUTHWELL	Director and Chairman of the Board	March 29, 2005
David P. Southwell