Form 10-Q
period 2005-03-31
BIOSPHERE MEDICAL INC
filed 2005-05-13
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005
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

The number of shares outstanding of the Registrant’s Common Stock as of May 2, 2005 was 14,502,459 shares.

BioSphere Medical, Inc.
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2005	December 31, 2004
(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,167	$9,460
Marketable securities	508	762
Accounts receivable, net of allowance for doubtful accounts of $181 and $184 as of March 31, 2005 and December 31, 2004, respectively	3,127	2,999
Inventories, net	3,078	3,311
Prepaid expenses and other current assets	424	222
Total current assets	15,304	16,754
Property and equipment, net	1,055	1,134
Goodwill, net	1,443	1,443
Other assets	64	60
Total Assets	$17,866	$19,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,536	$1,084
Accrued compensation	1,499	1,880
Other accrued expenses	628	1,224
Current portion of long-term debt and capital lease obligations	155	175
Total current liabilities	3,818	4,363
Long-term debt and capital lease obligations	152	192
Total Liabilities	3,970	4,555
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized: 6% series A convertible preferred stock 12,000 shares authorized, 8,068 and 8,000 shares issued and outstanding, as of March 31, 2005 and December 31, 2004, respectively (aggregate liquidation preference including accrued dividends of $8,189)	7,093	6,945
Common stock, $0.01 par value, 25,000,000 shares authorized; 14,453,139 and 14,294,032 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	145	143
Additional paid-in capital	83,564	83,438
Accumulated deficit	(76,848)	(75,502)
Accumulated other comprehensive loss	(58)	(188)
Total Stockholders’ Equity	13,896	14,836
Total Liabilities and Stockholders’ Equity	$17,866	$19,391

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2005	2004
(in thousands, except per share amounts)
Product sales	$4,429	$3,180
Costs and expenses:
Costs of product sales	1,541	1,562
Research and development	802	589
Sales	1,503	1,296
Marketing	617	391
General and administrative	943	805
Total costs and expenses:	5,406	4,643
Loss from operations	(977)	(1,463)
Interest income	46	24
Interest expense	(4)	(2)
Foreign exchange losses, net	(295)	(121)
Other income, net	5	6
Net loss	(1,225)	(1,556)
Preferred stock dividends	(121)	—
Net loss applicable to common stockholders	$(1,346)	$(1,556)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.09)	$(0.11)
Weighted average number of common shares outstanding
Basic and diluted	14,391	13,976

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2005	2004
(in thousands)
Cash flows from operating activities:
Net loss	$(1,225)	$(1,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	26	199
Depreciation and amortization	139	151
Changes in operating assets and liabilities:
Accounts receivable	(185)	146
Inventories	168	(50)
Prepaid expenses and other current assets	(216)	(327)
Accounts payable	487	(96)
Accrued compensation	(382)	(182)
Other accrued expenses	(564)	3
Net cash used in operating activities	(1,752)	(1,712)
Cash flows from investing activities:
Purchase of property and equipment	(99)	(64)
Sale and maturity of available for sale marketable securities	254	1,180
Net cash provided by investing activities	155	1,116
Cash flows from financing activities:
Costs from issuance of convertible preferred stock and warrants, net	(41)	—
Proceeds from issuance of common stock under employee benefit and incentive plans	128	152
Proceeds from issuance of long-term debt and capital leases	—	153
Principal payments under long-term debt and capital leases	(50)	(29)
Net cash provided by financing activities	37	276
Effect of exchange rate changes on cash and cash equivalents	267	113
Net decrease in cash and cash equivalents	(1,293)	(207)
Cash and cash equivalents at beginning of period	9,460	2,043
Cash and cash equivalents at end of period	$8,167	$1,836

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

A)            Nature of Business

BioSphere Medical, Inc. (the “Company”) was incorporated in Delaware in December 1993. The Company is focused on applying its proprietary Embosphere® Microspheres and other ancillary embolotherapy products for use in treating uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company’s wholly owned subsidiary, Biosphere Medical S.A. (“BMSA”), a French Société anonyme, holds the license to the embolotherapy technology that is the main focus of the Company’s business.

The Company believes that its existing working capital as of March 31, 2005, together with anticipated proceeds from sales of microspheres, delivery systems and other products will be sufficient to fund operating and capital requirements, as currently planned, into the fourth quarter of 2006. In the longer term, the Company expects to fund its operations and sustaining capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, its failure to achieve expected revenue amounts, costs associated with changes in its uterine fibroid embolization (“UFE”) marketing programs, anticipated research and development expenses, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of research and development programs, competitive and technological advances, the timing and results of FDA regulatory review and the market’s acceptance of any approved products, including Embosphere Microspheres for UFE and HepaSphere SAP™ Microspheres.

B)             Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The consolidated financial statements include the accounts of the Company’s three wholly owned subsidiaries, BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the results for the three months ended March 31, 2005 and 2004. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Certain reclassifications have been made to the prior year’s consolidated financial statement to conform to the current period presentation.

C)             Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a maturity of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with its investment policy, surplus cash is invested in investment grade corporate and U.S. government debt as well as certain asset-backed securities. The

BIOSPHERE MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive loss in the accompanying balance sheet.

D)            Comprehensive Loss

Total comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss, specifically, the effects of foreign currency translation adjustments and any unrealized gains or losses on available-for-sale securities, that are reflected separately in accumulated other comprehensive income (loss) as stockholders’ equity. For the three months ended March 31, 2005 and 2004, our comprehensive loss was as follows:

	For the Three Months Ended March 31,
	2005	2004
(in thousands)
Net loss	$(1,225)	$(1,556)
Cumulative translation adjustment	130	52
Unrealized gain on available for sale securities	—	(1)
Total comprehensive loss	$(1,095)	$(1,505)

E)             Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. The following potentially issuable common shares were not included in the computation of diluted net loss per share as their effect would be antidilutive for all periods presented due to the losses for such periods:

	For the Three Months Ended March 31,
	2005	2004
(in thousands)
Shares issuable upon exercise of stock options	2,862	2,712
Shares issuable upon conversion of convertible securities	2,000	—
Shares issuable upon exercise of outstanding warrants	400	163
	5,262	2,875

F)              Stock Compensation

The Company applies the principles of Accounting Principles Board, (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”(“APB 25”), and related interpretations in accounting, for its stock incentive plans. Under APB 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of the Company’s common stock at the date of grant. The Company has historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock. Accordingly, no compensation expense has been generally recognized under APB 25 for its employee stock-based compensation plans.

BIOSPHERE MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If the recognition provisions of Financial Accounting Standards Board, (“FASB”) Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”, had been adopted, it’s the Company’s reported net loss and basic and diluted net loss per common share for the three months ended March 31, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2005	2004
(in thousands, except per share amounts)
Net loss applicable to common stockholders
As reported	$(1,346)	$(1,556)
Pro forma compensation expense	(145)	(358)
Pro forma net loss	$(1,491)	$(1,914)
Basic and diluted loss per share
As reported	$(0.09)	$(0.11)
Pro forma	$(0.10)	$(0.14)

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

2.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

	March 31, 2005	December 31, 2004
(in thousands)
Raw material	$411	$468
Work in process	1,165	1,393
Finished goods	1,502	1,450
Total inventory	$3,078	$3,311

Included in inventory is an excess and obsolete product valuation allowance for finished goods of $343,000 and $321,000 as of March 31, 2005 and December 31, 2004, respectively.

BIOSPHERE MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Segment Information

The Company develops microspheres and other ancillary embolotherapy products for use in the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company operates exclusively in the medical device business, which it considers one business segment. Financial information by geographic area, attributed to countries according to the location of the Company’s customers and equipment, is as follows:

	For the Three Months Ended March 31,
	2005	2004
(in thousands)
Revenues:
United States	$2,920	$1,975
France	984	791
Other European Union countries	350	324
Other non-European Union foreign countries	175	90
Total revenues	$4,429	$3,180

	March 31, 2005	December 31, 2004
Long-lived assets:
United States	$363	$425
France	692	709
Total revenues	$1,055	$1,134

4.   Contingencies

The Company may be involved in various legal proceedings in the normal course of business. The Company is not a party to any proceedings that involve amounts that would have a material adverse effect on our financial position or results of operations if such proceedings were resolved unfavorably.

5.   Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The new rule of the Securities and Exchange Commission (“SEC”) allows companies to implement SFAS 123R at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123R as of January 1, 2006. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans.

BIOSPHERE MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position and cash position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share in footnote 1.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. The FASB and the IASB noted that both Accounting Research Bulletin (“ARB”)No. 43, Chapter 4 and International Accounting Standard (“IAS”) No. 2, “Inventories,” require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs, however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively. The Company is currently in the process of evaluating the impact that SFAS 151, but does not believe it will have a material impact on the results of operations and financial position of the Company.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Factors That May Affect Future Results” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In the first quarter of 2005, we generated revenues primarily from product sales of our Embosphere® Microspheres and EmboGold® Microspheres in North America. We also generated revenues from product sales in the European Union and other geographic territories including the Middle East, Africa, South America, and Asia. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath® Infusion Catheter and our Segway® Guidewire, as well as our other non-embolotherapy products, including barium, a substance used to enhance x-rays of the gastrointestinal system and other gastrointestinal medical testing, and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenues in the United States from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids. We do not have clearance from the United States Food and Drug Administration, or FDA, to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and we determined not to seek such approval at this time. We made this decision because of reports that a small number of the patients treated with uterine fibroid embolization, or UFE, using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of rash and/or pain.

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

We have experienced operating losses in each fiscal period since our inception. As of March 31, 2005, we had approximately $8.68 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $76.85 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to experience continued operating losses until at least the fourth quarter of 2005 as we execute our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

Research and Development

The following table identifies each of the programs for which we have incurred research and development expenses in the three months ended March 31, 2005 and in the years ended December 31, 2004 and 2003 and the current development phase of each.

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

Total research and development expenses were $802,000 or 15% of total costs and expenses, and $589,000 or 13% of total costs and expenses for the three months ended March 31, 2005 and 2004, respectively. Our research and development functions typically work on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs such as salary and salary-related benefits, rent, equipment depreciation, utilities, insurance and maintenance are shared among various programs. Accordingly, we have not historically tracked specific costs for each of our research and development projects.

There is a risk that any medical device development program may not produce revenue. Moreover, because of uncertainties inherent in medical device development, including those factors described below under “Factors That May Affect Future Results,” we may not be able to successfully develop and commercialize the product candidates included in the table above.

As described in the table above, we recently have obtained CE mark approval for our Hepasphere SAP Microspheres, which are also in clinical evaluation in Japan. We have exclusive worldwide rights to the Hepasphere SAP Microspheres technology under a license from Dr. Shinichi Hori, subject only to Dr. Hori’s right to conduct clinical trials on our behalf in Japan, treat patients at Rinku Medical Center and Osaka Medical Center in Japan and engage in research at Osaka University. Our TempRxTM Microspheres and RadiosphereTM Microspheres product development initiatives are in preclinical and feasibility evaluation. The successful development of these early-stage product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing medical devices, including the uncertainty of:

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

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth in “Factors That May Affect Future Results.”

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. The significant accounting policies, which we believe are most critical in gaining an understanding of our financial statements, include policies and judgments relating to revenue recognition, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. There were no material changes in our judgments or estimates during the first three months of 2005. For a more detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the Securities and Exchange Commission, or SEC.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2005	2004	($)	(%)
(in thousands)
Revenues	$4,429	$3,180	$1,249	39%
Costs of product sales	1,541	1,562	(21)	–1%
Gross margin	$2,888	$1,618	$1,270	78%
Gross margin %	65%	51%	14%

Revenues.   The $1.25 million, or 39%, increase in revenue to $4.43 million in the three-month period ended March 31, 2005 from $3.18 million for the same period in 2004, was primarily due to the following:

•       increase in revenues from microspheres and delivery systems in the United States of approximately $950,000 as Embosphere Microsphere sales volume levels experienced in Q4 2004 continued into the three-moth period ended March 31, 2005 and because of our renewed focus on promoting our EmboCath and Segway Guidewire products;

•       increase in revenues from microspheres and delivery systems in Europe of $100,000 over Q1 2004 as we maintained our sales volume levels experienced in Q4 2004;

•       increase in revenues from microspheres and delivery systems in the rest of the world of approximately $70,000 as we renewed focus on these geographical areas and because approvals to sell delivery systems in Canada and several other Latin American countries during mid 2004 continued to generate sales volume;

•       increase in revenues from “Other” products of approximately $30,000 over Q1 2004 as a result of the timing of several high dollar hardware sales in the current quarter; and

•       finally, the strengthening of the Euro against the U.S. dollar in the three-month period ended March 31, 2005 as compared to the same quarter in 2004, accounted for approximately $83,000 of the increase.

Costs of Product Sales.   Costs of product sales for the three-month period ended March 31, 2005 was $1.54 million, essentially unchanged from $1.56 million the same period in 2004 primarily because during the three-month period ended March 31, 2004, we recorded higher charges for excess and obsolete inventory, which totaled $199,000 as compared to the current quarter charge of $26,000, representing approximately half of the improvement in margin as compared to the three-month period ended March 31, 2005.

The gross margin increase of $1.27 million, or 14% as a percent of revenues in the first quarter of 2005 as compared to the first quarter of 2004 was primarily attributable to the additional costs in the prior period related to the write-off of excess inventory, in addition to increased manufacturing efficiencies, net of foreign currency translation adjustments.

We expect that future gross margin will be highly correlated with the following factors:

•       revenue growth;

•       production levels;

•       foreign exchange rate movements;

•       sub-contracted manufacturer and supplier agreement terms and conditions; and

•       future inventory reserve requirements.

Expense Overview

	For the Three Months Ended		Increase/	Increase./
	March 31,		(Decrease)	(Decrease)
	2005	2004	($)	(%)
(in thousands)
Research and development	$802	$589	$213	36%
Sales	1,503	1,296	207	16%
Marketing	617	391	226	58%
General and administrative	943	805	138	17%
Total operating expenses	$3,865	$3,081	$784

Research and Development Expense.   Total research and development expenses in the three-month period ended March 31, 2005 increased to $802,000 from $589,000 in the same period in 2004. The $213,000, or 36%, increase in the three months ended March 31, 2005 was primarily due to increased spending on existing programs including Hepasphere SAP Microspheres, Embosphere Microspheres and our next generation delivery systems.

Sales Expense.   Sales expense for the three-month period ended March 31, 2005 increased to $1.50 million from $1.30 million in the same period in 2004. The $207,000, or 16%, increase in the three months ended March 31, 2005 was primarily the result of higher commissions as a result of higher domestic sales and to costs incurred for a sales meeting held in the first quarter of 2005 that were not incurred in the first quarter of 2004.

Marketing Expense.   Marketing expense for the three-month period ended March 31, 2005 increased to $617,000 from $391,000 in the same period in 2004. The $226,000, or 58% increase was primarily due to market research and marketing support for our utilization, penetration and conversion of sales and marketing initiatives. We expect that marketing expenses will remain consistent in 2005 with current spending levels in the foreseeable future as we seek to continue our effort to promote UFE awareness as an alternative to hysterectomy and Embosphere Microspheres as a beneficial product in UFE procedures.

General and Administrative Expense.   General and administrative expenses for the three-month period ended March 31, 2005 increased to $943,000 from $805,000 for the comparable period in 2004. The $138,000, or 17%, increase was primarily due to the timing of costs incurred for regulatory assistance and higher compensation costs.

Interest Income, net.   Interest income, net of interest expense, in the three-month period ended March 31, 2005 was $42,000, compared to $22,000 in the comparable period in 2004. The $20,000, or 91%, increase in the first quarter of 2005 was primarily due to higher average daily-invested cash balances and interest rates on available investment grade assets as compared to the prior year quarter.

Foreign Exchange Losses, Net.   Foreign exchange gains and losses primarily resulted from Euro to U.S. dollar foreign currency fluctuations on Euro denominated inter-company trade accounts. The foreign exchange losses during the three-month period ended March 31, 2005 totaled approximately $295,000 compared to $121,000 in the comparable period of 2004. The $174,000 increase was primarily due to the dollar was stronger against the EURO during Q1 2005 as compared to Q1 2004.

Liquidity and Capital Resources

As of March 31, 2005, we had $8.68 million of cash, cash equivalents and marketable securities, a decrease of $1.55 million from $10.22 million at December 31, 2004. This decrease was primarily the result of operating losses offset by changes in working capital. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenues, bank financing, equipment financing leases and, to a lesser extent, the exercise of stock options.

The net cash used in operating activities includes a net loss of $1.23 million adjusted for $692,000 in working capital changes. Accounts receivable increased $185,000 on higher sales and a one-day increase in days sales outstanding, which increased to 64 days from 63 days at December 31, 2004. Accrued compensation decreased $382,000 primarily as a result of the payment of costs associated with the senior management transition, which occurred in the fourth quarter of 2004. Other accrued expenses decreased $564,000 primarily due to the royalty payment on 2004 sales of Embosphere products, which is due annually during the first quarter. As of March 31, 2005, we had $11.49 million in working capital. Cash used in operations is expected to decrease during 2005 as we anticipate that increases in product sales will partially offset our operational and product development expenditures.

In the first quarter of 2005, we spent $99,000 to purchase manufacturing equipment at our facility in Roissy, France to produce Hepasphere SAP Microspheres and to purchase other equipment to support our existing infrastructure. We anticipate the level of capital expenditures in 2005 to remain consistent with our level of spending as we continue to invest in our existing manufacturing and research and development facilities.

Net cash provided by financing activities was $37,000 for the three months ended March 31, 2005, which included $128,000 from the exercise of common stock options offset by scheduled principal payments and additional costs associated with our private placement of series A preferred stock in the fourth quarter of 2004.

Borrowing Arrangements

In June 2004, we entered into an agreement to extend the existing two-year credit facility with a bank originally entered into in May 2002. The amended agreement provides that the credit facility will contain all of the terms and conditions of our original credit facility, with the exceptions that the amount under which we could borrow for general working capital and corporate purposes, subject to limitations defined in the agreement, was reduced from $5.0 million to $3.0 million.

There were no borrowings outstanding under this agreement as of March 31, 2005. Each available 30, 60, 90 or 180-day advance will bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day LIBOR rate (2.85% as of March 31, 2005) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BMSA, as collateral.

Other Contractual Obligations

On January 24, 2005, we amended the lease for the office and laboratory facility we currently occupy in Rockland, Massachusetts. Pursuant to this amendment, the lease premises is decreased to a total area of approximately 7,797 square feet at a monthly cost of $13,000 per month, and the term of the lease is extended from March 31, 2005 to March 31, 2007. Our other material contractual obligations are set forth in our annual report on Form 10-K for the year ended December 31, 2004 which is on file with the SEC.

We believe that the approximate $8.68 million in cash, cash equivalents and marketable securities that we have as of March 31, 2005, together with anticipated proceeds from sales of our microspheres, delivery systems and other products will be sufficient to fund our operating and capital requirements, as currently planned, into the fourth quarter of 2006. In the longer term we expect to fund our operations and sustaining capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, our failure to achieve expected revenue amounts, costs associated with changes in our UFE marketing programs, anticipated research and development expenses, the scope and results of pre-clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review and the market’s acceptance of any approved products, including our Embosphere Microspheres for UFE and HepaSphere SAP Microspheres.

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

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes Accounting Principles Board No. 25, or APB 25, and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The SEC’s new rule allows companies to implement SFAS 123R at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS 123R as of January 1, 2006. We are currently evaluating option valuation methodologies and assumptions related to stock compensation plans.

As permitted by Statement 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share as illustrated in the notes to the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” or SFAS 151. SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board, or IASB, toward development of a single set of high-quality accounting standards. The FASB and the IASB noted that Accounting Research Bulletin, or ARB, 43, Chapter 4 and International Accounting Standard, or IAS, 2, “Inventories,” require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs, however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively. We are currently in the process of evaluating the impact that SFAS 151, but do not expect it will have a material impact on our results of operations and financial position.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of BioSphere to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenues, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines and expectations regarding market acceptance and market penetration for our products; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described below in “Factors That May Affect Future Results” and elsewhere in this quarterly report and that are otherwise described from time to time in our SEC reports filed after this report.

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

We have incurred operating losses since our inception and, as of March 31, 2005, had an accumulated deficit of approximately $76.8 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses beyond the fourth quarter of 2005, as we continue our commercialization efforts.

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

We believe that our existing cash and other working capital, together with anticipated proceeds from sales of our products will be sufficient to fund our operating and capital requirements, as currently planned, into the fourth quarter of 2006.

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

Our microspheres are based on new technologies and therapeutic approaches. In the United States, we began selling our microspheres product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in the embolization of uterine fibroids. Our success will depend upon increasing acceptance by the medical community, patients and third-party payers that our Embosphere Microspheres and other products are medically therapeutic and cost effective. Our embolotherapy techniques are administered by interventional radiologists. To date we have not achieved widespread market acceptance of our Embosphere Microspheres or other products. We believe that we have not yet achieved widespread acceptance primarily because obstetrics and gynecology physicians may elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require a referral to another specialist, such as an interventional radiologist. Accordingly, our future success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

Negative publicity associated with any adverse medical effects attributed to embolization treatments generally, or our products specifically, may create the market perception that our products are unsafe. For example, patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, rashes, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. We are also aware that a small number of the patient population, which we believe constitute approximately 2% of those receiving the UFE procedure using EmboGold Microspheres, reported a delayed onset of rash and/or pain.

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

In the first quarter of 2003, we launched our ASK4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third party payers of UFE as an alternative treatment for fibroids. We believe the majority of our revenues in the United States for the two years ended December 31, 2004 was derived from the sale of Embosphere Microspheres and EmboGold Microspheres, for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve awareness of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased awareness, our product revenues, profitability and success will be adversely affected. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of March 31, 2005, we had EmboGold inventory with a carrying value of $470,000, including in process inventory of $360,000 and finished goods syringes of $110,000. We currently believe no provision for the write off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

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

We derived approximately 16% of our revenues for the three-month period ended March 31, 2005 from the sale of non-strategic medical products that over time we expect will constitute a less significant portion of our revenues on an ongoing basis. These non-strategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, we estimate that a significant portion of our revenues for the three months ended March 31, 2005 and year ended December 31, 2004 was derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek clearance from the FDA to market. We made the decision not to seek FDA clearance for our EmboGold Microsphere product because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of rash and/or pain. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trails, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

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

The loss of key members of our management team could harm us. We have recently experienced significant changes in management. In November 2004, Richard Faleschini joined us as our president and chief executive officer and Gary M. Saxton joined us as vice president of marketing and sales, and in September 2004, Martin Joyce joined us as our chief financial officer. Our former president and chief executive officer, Paul A. Looney, only served as our president and chief executive officer for approximately 27 months, our former vice president of U.S. sales and marketing, Thomas Keenan, served as our vice president of U.S. sales for approximately 34 months and our former Vice President of Research and Development, Jonathan R. McGrath, served for approximately 5 years. Disruptions in our business could result in the near term as a result of changes in our management such as the departures of Messrs. Looney, Keenan and McGrath, and the integration of our new management team into our company. Our success is substantially dependent on the ability, experience and performance of these members of our senior management and other key employees. We currently have employment agreements with each of our executive officers, other than Mr. Saxton. These employment agreements are generally for a term of one year and are subject to annual renewal. Either party has the right to terminate the agreement at any time for any reason or no reason on 60 days prior written notice, except that we can terminate Mr. Joyce’s agreement within the first year without notice. We do not carry key man life insurance on any of our executive officers or other personnel. We also depend on approximately 25 scientific collaborators and advisors, all of whom have other commitments that may limit their availability to us. Because of their ability and experience, if we lose one or more of these individuals, we may not be able to successfully implement our business strategy.

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

As of the completion of our private placement on November 10, 2004, Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 26.9% and 16.5% of our outstanding common stock, respectively, including shares of common stock issuable as of November 10, 2004 upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, two of our directors are executive officers of Sepracor and we have granted board observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitled them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

•       amending our charter or bylaws in a manner that adversely affects the holders of series A preferred stock;

•       authorizing or issuing any equity security that is senior to or pari passu with the series A preferred stock; and

•       declaring or paying any dividends on, or redeeming or repurchasing any shares of our capital stock, subject to customary exceptions.

In addition, on December 23, 2004, we entered into a restrictive covenants agreement with Sepracor and Cerberus, pursuant to which we agreed not to issue any shares of common stock upon conversion of the series A preferred stock and/or upon exercise of the warrants held by these stockholders to the extent that such conversion and/or exercise would result in (i) a change of control (within the meaning of the Nasdaq Marketplace Rules) or (ii) the aggregate issuance of more than 19.9% of our common stock outstanding as of November 10, 2004. Pursuant to the terms of the restrictive covenants agreement, both Sepracor and Cerberus also agreed to limit the number of shares of common stock each entity would vote, in respect of the shares of series A preferred stock held, on matters in which holders of our series A preferred stock and our common stock vote as one class, to no more than the quotient of (x) the aggregate purchase price paid by such entity for its series A preferred shares divided by (y) the closing bid price of the common stock on the initial issuance date of the series A preferred stock. We also agreed with these investors that we will submit to our stockholders for approval amendments to the certificate of designations, preferences and rights of series A preferred stock we filed with the Secretary of State of the State of Delaware on November 9, 2004 to effect the modifications to the terms of the series A preferred stock set forth in the restrictive covenants agreement. Sepracor and Cerberus have agreed to vote in favor of such amendments to the certificate of designations and have granted an irrevocable proxy to appoint our chief executive officer and vice president of finance as attorney-in-fact and proxy to vote all of their shares of common stock, other than the shares underlying the series A preferred stock and warrants, in favor of such amendments.

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

The holders of our series A preferred stock have the right to an adjustment in the conversion rate of the series A preferred stock if we issue securities at a price below the purchase price paid by these holders. These provisions could substantially dilute stockholders’ interest in BioSphere in the event of future financing transactions. The holders of series A preferred stock also have the right to receive a 6% dividend per annum which, at our election, may be paid in cash or additional shares of series A preferred stock. If paid in stock, this dividend could also further dilute stockholders’ ownership interest. In addition, the holders of our series A preferred stock have the right to participate in future capital raising transactions by BioSphere. The existence of this right may reduce our ability to establish terms with respect to, or enter into, any financing with parties other than the investors.

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

Further, the FDA has classified our embolotherapy device as Class II, which means that even though we have obtained clearance under Section 510(k) to market the device for certain indications, the FDA could in the future promulgate a regulation requiring that we submit a pre-market approval as a “pre-amended” device of the device under Section 515 of the Federal Food, Drug, and Cosmetic Act to allow it to remain on the market. If the FDA were to issue such a regulation, we may experience difficulty in providing the FDA with sufficient data for pre-market approval in a timely fashion, if at all.

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

We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by regulatory authorities outside the U.S. Many foreign regulatory authorities, including those in major markets such as Japan and China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our medical device candidates.

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

We may not obtain meaningful protection for our technology and products with the patents and patent applications that we own or license relating to our microsphere technology or other ancillary products. In particular, the patent rights we possess or are pursuing generally cover our technologies to varying degrees, and these rights may not prevent others from designing products similar to or otherwise competitive with our Embosphere Microspheres and other products we commercialize. To the extent that our competitors are able to design products competitive with ours, we may experience less market penetration with our products and, consequently, we may have decreased revenues.

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

With the exception of the European Opposition proceeding just described, we are not currently involved in any other litigation or actions with third parties to enforce or defend our patent rights. However, in order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. By initiating legal proceedings to enforce our intellectual property rights, we may also provoke these third parties to assert claims against us and, as a result, our patents could be narrowed, invalidated or rendered unenforceable by a court. Furthermore, we may be sued for infringing on the intellectual property rights of others. We may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court regarding the proprietary rights of others. Intellectual property litigation is costly, and, even if we prevail, could divert management attention and resources away from our business.

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

We are dependent on various license agreements relating to each of our current and proposed products that give us rights under intellectual property rights of third parties. In particular, we have an agreement with L’Assistance Publique-Hopitaux De Paris, pursuant to which L’Assistance Publique-Hopitaux De Paris has granted us exclusive rights to use two jointly owned patents relating to Embosphere Microspheres. We also have an agreement with Dr. Shinichi Hori pursuant to which we have an exclusive royalty-bearing license to Japanese patent rights for our Hepasphere SAP Microspheres product. Either of these agreements can be terminated on short notice by the licensor if we default on our obligations under the license and fail to cure such default after notice is provided. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party’s failure, to comply with the terms of any of these licenses could result in our losing our rights to the license, which could result in our being unable to develop, manufacture or sell products which contain the licensed technology.

Risks Relating to the Production and Supply of Our Products

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer.

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce and package all of our microsphere products in one manufacturing facility in France. In the U.S., we have engaged Radius Medical Technologies, Inc. to supply our guidewire product and Concert Medical to supply and package our catheter product. Either we or any third-party manufacturer would likely experience significant delays or cessation in producing our products if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture and package our products at our facility in France, we may be required to enter into arrangements with one or more alternative contract manufacturing companies. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

Medical device manufacturers must adhere to the FDA’s Current Good Manufacturing Procedures, which are enforced by the FDA through its facilities inspection program. The manufacturers may not be able to comply or maintain compliance with Good Manufacturing Procedures. If any third-party manufacturers we engage fail to comply, their noncompliance could significantly delay our receipt of new product premarket approvals or result in FDA enforcement action, including an embargo on imported devices. For a premarket approval device, if we change our manufacturing facility or switch to a third-party manufacturer, we will be required to submit a premarket approval application supplement before the change is implemented.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers’ demands for our products in a timely manner or within budget.

We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately nine third-party vendors including Radius, from whom we purchase guidewires for our Segway Guidewire product, and Concert Medical, from whom we purchase catheters for our EmboCath Infusion Catheters product. We generally do not have long-term agreements with any of our suppliers. Our reliance on our suppliers exposes us to risks, including:

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

•       reduced control over pricing, quality and timely delivery due to difficulties in switching to alternative suppliers; and

•       the possibility that one or more of our suppliers could fail to satisfy any of the FDA’s required Current Good Manufacturing Procedures or Quality System Regulations.

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenues from the sale of our microspheres and other products in the European Union. For the three months ended March 31, 2005 and the year ended December 31, 2004, approximately 30% of our revenues were derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

The market price of our stock is highly volatile. During the first three months of 2005 and the full years 2004 and 2003, the price of our common stock ranged from a high of $6.75 to a low of $2.12. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity

As of March 31, 2005, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS 107 “Disclosures About Fair Value of Financial Instruments.”

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in Euro and as of March 31, 2005 approximately €3.22 million or $4.16 million remained outstanding within the inter-company trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. dollar) as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated other comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

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

ITEM 4.     CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.     EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPHERE MEDICAL, INC.
Date: May 13, 2005	/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)
Date: May 13, 2005	/s/ MARTIN J. JOYCE
Martin J. Joyce
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of the principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*

Certification of the principal executive officer pursuant to pursuant to Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of the principal financial officer pursuant to pursuant to Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.