Form 10-Q
period 2005-06-30
BIOSPHERE MEDICAL INC
filed 2005-08-12
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2005 was 14,784,120 shares.

BioSphere Medical, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,324	$9,460
Marketable securities	122	762
Accounts receivable, net of allowance for doubtful accounts of $204 and $184 as of June 30, 2005 and December 31, 2004, respectively	3,063	2,999
Inventories, net	2,851	3,311
Prepaid expenses and other current assets	586	222
Total current assets	14,946	16,754
Property and equipment, net	929	1,134
Goodwill, net	1,443	1,443
Other assets	58	60
Total Assets	$17,376	$19,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,377	$1,084
Accrued compensation	1,660	1,880
Other accrued expenses	883	1,224
Current portion of long-term debt and capital lease obligations	146	175
Total current liabilities	4,066	4,363

Long-term debt and capital lease obligations	116	192
Total Liabilities	4,182	4,555

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized: 6% series A convertible preferred stock 12,000 shares authorized, 8,310 and 8,000 shares issued and outstanding, as of June 30, 2005 and December 31, 2004, respectively (aggregate liquidation preference including accrued dividends of $8,312)	7,197	6,945
Common stock, $0.01 par value, 25,000,000 shares authorized; 14,781,120 and 14,294,032 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	148	143
Additional paid-in capital	83,954	83,438
Accumulated deficit	(78,007)	(75,502)
Accumulated other comprehensive loss	(98)	(188)
Total Stockholders’ Equity	13,194	14,836
Total Liabilities and Stockholders’ Equity	$17,376	$19,391

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Product sales	$4,489	$3,206	$8,918	$6,386
Licensing revenues	—	20	—	20
Total revenues	4,489	3,226	8,918	6,406
Cost and expenses:
Costs of product sales	1,499	2,288	3,041	3,850
Research and development	676	619	1,478	1,208
Sales	1,650	1,210	3,153	2,506
Marketing	695	562	1,312	954
General and administrative	953	714	1,896	1,519
Total costs and expenses:	5,473	5,393	10,880	10,037
Loss from operations	(984)	(2,167)	(1,962)	(3,631)
Interest income	45	14	91	37
Interest expense	(4)	(4)	(8)	(6)
Foreign exchange losses, net	(187)	(72)	(481)	(193)
Other income, net	(2)	(14)	6	(7)
Loss before income taxes	$(1,132)	$(2,243)	$(2,354)	$(3,800)
Income tax benefit	96	—	93	—
Net loss	(1,036)	(2,243)	(2,261)	(3,800)
Preferred stock dividends	(123)	—	(244)	—
Net loss applicable to common stockholders	$(1,159)	$(2,243)	$(2,505)	$(3,800)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.08)	$(0.16)	$(0.17)	$(0.27)
Weighted average number of common shares outstanding
Basic and diluted	14,618	14,079	14,505	14,028

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands)	2005	2004
Cash flows from operating activities:
Net loss	$(2,261)	$(3,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	28	16
Provision/ (recoveries) for inventory obsolescence	(16)	1,256
Depreciation and amortization	257	294
Non-cash stock-based compensation	3	—
Realized loss on available-for-sale investments	—	3
Changes in operating assets and liabilities:
Accounts receivable	(226)	(17)
Inventories	285	(473)
Prepaid expenses and other current assets	(403)	(21)
Accounts payable	378	(200)
Accrued compensation	(182)	(109)
Other accrued expenses	(260)	(506)
Net cash used in operating activities	(2,397)	(3,557)
Cash flows from investing activities:
Purchase of property and equipment	(129)	(149)
Purchase of marketable securities	—	(106)
Sale and maturity of available for sale marketable securities	644	2,518
Net cash provided by investing activities	515	2,263
Cash flows from financing activities:
Costs from issuance of convertible preferred stock and warrants, net	(59)	—
Proceeds from issuance of common stock under employee benefit and incentive plans	519	511
Proceeds from issuance of long-term debt and capital leases	—	195
Principal payments under long-term debt and capital leases	(88)	(60)
Net cash provided by financing activities	372	646
Effect of exchange rate changes on cash and cash equivalents	374	154
Net decrease in cash and cash equivalents	(1,136)	(494)
Cash and cash equivalents at beginning of period	9,460	2,043
Cash and cash equivalents at end of period	$8,324	$1,549

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

The Company believes that its existing working capital as of June 30, 2005, together with anticipated proceeds from sales of microspheres, delivery systems and other products, will be sufficient to fund operating and capital requirements, as currently planned, into the fourth quarter of 2006. In the longer term, the Company expects to fund its operations and sustaining capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, its failure to achieve expected revenue amounts, costs associated with changes in its uterine fibroid embolization (“UFE”) marketing programs, anticipated research and development expenses, the scope and results of preclinical and clinical testing, changes in the focus and direction of research and development programs, competitive and technological advances, the timing and results of regulatory review at the United States Food and Drug Administration (“FDA”) or comparable regulatory agencies in other countries and the market’s acceptance of any approved products, including Embosphere Microspheres for UFE and HepaSphere™ Microspheres.

B)               Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The consolidated financial statements include the accounts of the Company’s three wholly owned subsidiaries, BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the results for the three and six months ended June 30, 2005 and 2004. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current period presentation.

C)               Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a maturity of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with its investment policy, surplus cash is invested in investment-grade corporate and U.S. government debt, as well as certain asset-backed securities. The Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive loss in the accompanying balance sheet.

D)              Comprehensive Loss

Total comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss, specifically, the effects of foreign currency translation adjustments and any unrealized gains or losses on available-for-sale securities, that are reflected separately in accumulated other comprehensive income (loss) as stockholders’ equity. For the three and six months ended June 30, 2005 and 2004, our comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Net loss	$(1,036)	$(2,243)	$(2,261)	$(3,800)
Cumulative translation adjustment	(43)	(1)	87	51
Unrealized gain on available for sale securities	3	(2)	3	(3)
Total comprehensive loss	$(1,076)	$(2,246)	$(2,171)	$(3,752)

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

	Six Months Ended June 30,
(in thousands)	2005	2004
Shares issuable upon exercise of stock options	2,879	2,548
Shares issuable upon conversion of convertible securities	2,000	—
Shares issuable upon exercise of outstanding warrants	400	163
Unvested restricted stock awards	15	—
	5,294	2,711

F)                Stock Compensation

The Company applies the principles of Accounting Principles Board, (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”), and related interpretations in accounting, for its stock incentive plans. Under APB 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of the Company’s common stock at the date of grant. The Company has historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock. Accordingly, no compensation expense has been generally recognized under APB 25 for its employee stock-based compensation plans.

If the recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”, had been adopted, the Company’s reported net loss and basic and diluted net loss per common share for the three and six months ended June 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Net loss applicable to common stockholders
As reported	$(1,159)	$(2,243)	$(2,505)	$(3,800)
Pro forma compensation expense	(270)	(115)	(415)	(473)
Pro forma net loss	$(1,429)	$(2,358)	$(2,920)	$(4,273)

Basic and diluted loss per share
As reported	$(0.08)	$(0.16)	$(0.17)	$(0.27)
Pro forma	$(0.10)	$(0.17)	$(0.20)	$(0.30)

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

2.                 Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	June 30, 2005	December 31, 2004
Raw material	$265	$468
Work in process	887	1,393
Finished goods	1,699	1,450
Total inventory	$2,851	$3,311

Included in inventory is an excess and obsolete product valuation allowance for finished goods of $187,000 and $321,000 as of June 30, 2005 and December 31, 2004, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Revenues:

United States	$2,988	$2,044	$5,908	$4,019
France	873	744	1,857	1,535
Other European Union countries	509	329	859	653
Other foreign countries	119	109	294	199
Total revenues	$4,489	$3,226	$8,918	$6,406

	June 30, 2005	December 31, 2004
Long-lived assets:
United States	$325	$425
France	604	709
Total long-lived assets	$929	$1,134

4.                 Commitments and Contingencies

The Company may be involved in various legal proceedings in the normal course of business. The Company is not a party to any proceedings that involve amounts that would have a material adverse effect on our financial position or results of operations if such proceedings were resolved unfavorably.

5.                 Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (as revised “SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The new rule of the SEC allows companies to implement SFAS 123R at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123R as of January 1, 2006. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans.

As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position and cash position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS123 as described in the disclosure of pro forma net loss per share in footnote 1.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS 151”). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high quality accounting standards. The FASB and the IASB noted that both ARB No. 43, Chapter 4 and International Accounting Standard (“IAS”) No. 2, “Inventories,” require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the FASB and the IASB noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB No. 43 by adopting language similar to that used in IAS No. 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively. The Company is currently in the process of evaluating the impact of SFAS 151, but does not believe it will have a material impact on the results of operations and financial position of the Company.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Factors That May Affect Future Results” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We develop, manufacture and market products for medical applications using embolotherapy techniques. Embolotherapy is therapeutic introduction of various substances into the circulation to occlude blood vessels, either to arrest or prevent hemorrhaging or to devitalize a structure or organ by occluding its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical beads with unique properties for a variety of applications. Typically, a procedure is performed by an interventional radiologist who injects Embosphere® Microspheres through a catheter into the blood vessels that feed these target areas. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, resulting in therapeutic benefit.

In the first half of 2005, we generated revenues primarily from product sales of our Embosphere Microspheres and EmboGold® Microspheres in North America and the European Union. We also generated revenues from product sales in other geographic territories including the Middle East, Africa, South America, and Asia. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath® Infusion Catheter and our Segway® Guidewire, as well as our other non-embolotherapy products, including barium, a substance used to enhance x-rays of the gastrointestinal system and other gastrointestinal medical testing, and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenues in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids using a procedure called uterine fibroid embolization, or UFE, and to a lesser extent we generate revenues in these geographic areas from the sale of Embosphere Microspheres for the treatment of primary liver cancer. We do not have clearance from the United States Food and Drug Administration, or FDA, to market our EmboGold Microspheres for use in the treatment of uterine fibroids.

Our principal focus is on growing our Embosphere Microsphere and accessory embolotherapy device business worldwide, specifically for the UFE procedure, which we believe will be a key driver to our success. Our marketing strategy is to promote the UFE procedure for patients suffering with uterine fibroids through our ask4UFE™ awareness and education program and also to specifically promote our Embosphere Microspheres as the treatment of choice for the UFE procedure. Our success will depend upon the continued acceptance by the medical community, patients and third-party payers of the UFE procedure, and our Embosphere Microspheres product and other products, as safe, medically therapeutic and cost effective.

We have experienced operating losses in each fiscal period since our inception. As of June 30, 2005, we had approximately $8.45 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $78.01 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to experience continued operating losses beyond the fourth quarter of 2005 as we execute our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

Research and Development

The following table identifies each of the programs for which we have incurred research and development expenses in the six months ended June 30, 2005 and in the years ended December 31, 2004 and 2003 and the current development phase of each.

Product / Product Candidate	Development Status
Embosphere® Microspheres

Approved for uterine fibroid embolization, hypervascularized tumors and arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Hong Kong, Korea, Taiwan and Australia; clinical evaluation for liver cancer in China

EmboGold® Microspheres

Approved for hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Hong Kong, Korea, Taiwan and Australia

EmboCath® Infusion Catheter	Approved for peripheral embolization procedures including UFE and liver embolization in the United States, Canada, European Union, Argentina, Brazil, Costa Rica and Hong Kong

Segway® Guidewire	Approved for peripheral embolization procedures including UFE and liver embolization in the United States, Canada, European Union, Argentina, Brazil, Costa Rica and Hong Kong

HepaSphere™ Microspheres	CE Mark obtained in the European Union; clinical evaluation in Japan

TempRx™ Microspheres	Preclinical research—animal studies

MR - Embosphere Microspheres	Preclinical research—animal studies

Embosphere Microspheres for Gastric Reflux Disease (GERD)	Preclinical research—animal studies

Radiosphere™ Microspheres	Feasibility

Research and development expenses relate primarily to:

•                    research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology;

•                    preclinical testing and clinical trials of product candidates;

•                    development related to improving manufacturing processes; and

•                    product and production facilities validation processes under FDA Good Manufacturing Practices.

Total research and development expenses were $676,000 or 12% of total costs and expenses, and $619,000 or 11% of total costs and expenses for the three months ended June 30, 2005 and 2004, respectively.  For the six months ended June 30, 2005 and 2004, research and development expenses were $1.48 million or 14% of total costs and expenses, and $1.21 million or 12% of total costs and expenses, respectively.  Our research and development organization typically works on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs such as salary and salary-related benefits, rent, equipment depreciation, utilities, insurance and maintenance are shared among various programs. Accordingly, we have not historically tracked specific costs for each of our research and development projects.

There is a risk that any medical device development program may not produce revenue. Moreover, because of uncertainties inherent in medical device development, including those factors described below under “Factors That May Affect Future Results,” we may not be able to successfully develop and commercialize the product candidates included in the table above.

As described in the table above, we recently have obtained CE mark approval for our HepaSphere TM Microspheres, which are also in clinical evaluation in Japan. We have exclusive worldwide rights to the HepaSphere Microspheres technology under a license from Dr. Shinichi Hori, subject only to Dr. Hori’s right to conduct clinical trials on our behalf in Japan, treat patients at Rinku Medical Center and Osaka Medical Center in Japan and engage in research at Osaka University. Our TempRxTM Microspheres, MR -Embosphere Microspheres, Embosphere Microspheres for GERD and  RadiosphereTM Microspheres product development initiatives are in preclinical and feasibility evaluation. The successful development of these early-stage product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing medical devices, including the uncertainty of:

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. The significant accounting policies, which we believe are most critical in gaining an understanding of our financial statements, include policies and judgments relating to revenue recognition, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. There were no material changes in our judgments or estimates during the first six months of 2005. For a more detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the Securities and Exchange Commission, or SEC.

Results of Operations

Three and Six Months Ended June 30, 2005 and 2004

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2005	2004	($)	(%)
Revenues	$4,489	$3,226	$1,263	39%
Costs of product sales	1,499	2,288	(789)	-34%
Gross margin	$2,990	$938	$2,052	219%
Gross margin %	67%	29%	38%

	For the Six Months Ended,		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2005	2004	($)	(%)
Revenues	$8,918	$6,406	$2,512	39%
Costs of product sales	3,041	3,850	(809)	-21%
Gross margin	$5,877	$2,556	$3,321	130%
Gross margin %	66%	40%	26%

Revenues.   Revenues increased $1.26 million and $2.51 million, or 39%, for the three- and six-month periods ended June 30, 2005, respectively, as compared to the three and six-month periods ended June 30, 2004, respectively, primarily due to the following:

•       an increase in revenues from microspheres and delivery systems in the United States of approximately $960,000 and $1.91 million for the three- and six-month periods, respectively, as Embosphere Microsphere sales volume levels experienced in Q4 2004 continued into the first half of 2005 due to a continued increase in UFE procedure growth in the United States;

•       an increase in revenues from microspheres and delivery systems in Europe of $265,000 and $400,000 for the three- and six-month periods, respectively.  In April 2005 we began a yearlong patient awareness program in France targeted at potential UFE patients through medical gynecologists’ offices, which we believe has contributed to the increase in sales volumes;

•       an increase in revenues from microspheres and delivery systems outside the United States and Europe of approximately $80,000 for the six-month period, due to the timing of sales from these geographical areas and because of sales of delivery systems in Canada and several Latin American countries where we received regulatory approval in mid-2004;

•       an increase in revenues from “Other” products, which include barium delivery kits and other ancillary products, of approximately $55,000 for the six-month period as a result of the timing of several hardware sales in the first quarter of 2005; and

•       the strengthening of the Euro against the U.S. dollar in the three- and six-month periods ended June 30, 2005 as compared to the same periods  in 2004, which accounted for approximately $55,000 and $140,000 of the increases for the three and six-month periods ended June 30, 2005, respectively.

Costs of Product Sales.   Costs of product sales for the three- and six-month period ended June 30, 2005 decreased from 2004 primarily due to the $1.13 million write-off for work-in-process inventory disposals due to manufacturing process improvements, and product replacements resulting from shelf life limitations that were recorded during the three-month period ended June 30, 2004.

The gross margin increase of 38% and 26%, respectively, as a percentage of revenues for the three- and six-month periods ended June 30, 2005, as compared to the three and six-month periods ended June 30, 2004, was primarily attributable to the additional costs in the prior periods related to the inventory write-off, net of foreign currency translation adjustments.

We expect that future gross margin will be highly correlated with the following factors:

•       revenue growth;

•       production levels;

•       foreign exchange rate movements;

•       terms and conditions of subcontracted manufacturer and supplier agreements; and

•       future inventory reserve requirements.

Expense Overview

	For the Three Months Ended		Increase/	Increase./
	June 30,		(Decrease)	(Decrease)
(in thousands)	2005	2004	($)	(%)
Research and development	$676	$619	$57	9%
Sales	1,650	1,210	440	36%
Marketing	695	562	133	24%
General and administrative	953	714	239	33%
Total operating expenses	$3,974	$3,105	$869

	For the Six Months Ended		Increase/	Increase./
	June 30,		(Decrease)	(Decrease)
(in thousands)	2005	2004	($)	(%)
Research and development	$1,478	$1,208	$270	22%
Sales	3,153	2,506	647	26%
Marketing	1,312	954	358	38%
General and administrative	1,896	1,519	377	25%
Total operating expenses	$7,839	$6,187	$1,652

Research and Development Expense.   Total research and development expenses in the three- and six-month periods ended June 30, 2005 increased  $57,000 and $270,000, respectively, from the comparable periods in 2004. The  increase in the periods ended June 30, 2005 was primarily due to increased spending on existing programs, including our HepaSphere Microspheres, MR-ES Microspheres, Embosphere Microspheres and our next-generation delivery systems. Offsetting these increases for the three-month period ended June 30, 2005 were lower overhead costs achieved by the consolidation of space in our facility in Rockland, Massachusetts at the end of the first quarter of 2005.

Sales Expense.   Sales expense for the three- and six-month periods ended June 30, 2005 increased $440,000 and $647,000, respectively, from the comparable periods in 2004. Higher incentive compensation on the higher revenue levels and improved performance was the primary reason for the increase during both the three- and six-month periods ended June 30, 2005.

Marketing Expense.   Marketing expense for the three- and six-month periods ended June 30, 2005 increased $133,000 and $358,000, respectively, from the comparable periods in 2004.  The increase was primarily due to market research and marketing support for our utilization, penetration and conversion of sales and marketing initiatives during 2005, which included expenses relating to patient and gynecology seminars, advertising and educational program sponsorship.

General and Administrative Expense.   General and administrative expenses for the three- and six-month periods ended June 30, 2005 increased $239,000 and $377,000, respectively,  from  the comparable periods in

2004.  The  increase was primarily due to higher compensation costs and legal costs related to our French subsidiary.

Interest Income, net.   Interest income, net of interest expense, in the three-month period ended June 30, 2005 increased to $41,000 from $10,000 in the comparable period in 2004. Interest income, net of interest expense, in the six-month period ended June 30, 2005 increased to $83,000 from $31,000 in the comparable period in 2004.  These increases were primarily due to higher average daily-invested cash balances and interest rates on available investment grade assets as compared to the prior year.

Foreign Exchange Losses, Net.   Foreign exchange gains and losses primarily resulted from Euro to U.S. dollar foreign currency fluctuations on Euro-denominated intercompany trade accounts. The foreign exchange losses during the three- and six-month periods ended June 30, 2005 totaled approximately $187,000 and $481,000, respectively,  compared to $72,000 and $193,000 in the comparable periods of 2004. These increases were  primarily the result of the strengthening of the U.S. dollar as compared to the Euro during the first half of 2005 as compared to the same period of 2004.

Liquidity and Capital Resources

As of June 30, 2005, we had $8.44 million of cash, cash equivalents and marketable securities, a decrease of $1.78 million from $10.22 million at December 31, 2004.  This decrease was primarily the result of operating losses offset by proceeds from the issuance of common stock under employee benefit and incentive plans.  We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenues, bank financing, equipment financing leases and, to a lesser extent, the exercise of stock options.

The net cash used in operating activities includes a net loss of $2.26 million adjusted for $136,000 in working capital changes. Accounts receivable increased $226,000 on higher sales offset by a two-day improvement in days sales outstanding, which decreased to 61 days from 63 days at December 31, 2004. Accrued compensation decreased $182,000 primarily as a result of the payment of costs associated with the senior management transition, which occurred in the fourth quarter of 2004. Other accrued expenses decreased $260,000 primarily due to the royalty payment on 2004 sales of Embosphere products, which is due annually during the first quarter of the fiscal year. As of June 30, 2005, we had $10.9 million in working capital. Cash used in operations is expected to decrease during 2005 as we anticipate that increases in product sales will partially offset our operational and product development expenditures.

In the first half of 2005, we spent $129,000 to purchase manufacturing equipment at our facility in Roissy, France to produce HepaSphere Microspheres and to purchase other equipment to support our existing infrastructure. We anticipate the level of capital expenditures in 2005 to remain consistent with our level of spending as we continue to invest in our existing manufacturing and research and development facilities.

Net cash provided by financing activities was $372,000 for the six months ended June 30, 2005, which included $519,000 from the exercise of common stock options offset by scheduled principal payments, such as those on existing lease arrangements, and additional costs associated with our private placement of series A preferred stock in the fourth quarter of 2004.

Borrowing Arrangements

We currently have a credit facility with a bank under which we may borrow up to $3.0 million for general working capital and corporate purposes, subject to limitations defined in the agreement.  The credit facility was to expire in June 2005, and in that month  we entered into an agreement to extend the credit facility for an additional two years. There were no borrowings outstanding under this agreement as of June 30, 2005. Each available 30-, 60-, 90- or 180-day advance will bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30-, 60-, 90- or 180-day LIBOR rate (3.33% as of June 30, 2005) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BMSA, as collateral.

Other Contractual Obligations

In January  2005, we amended the lease for the office and laboratory facility we currently occupy in Rockland, Massachusetts. Pursuant to this amendment, the lease premises was decreased to a total area of approximately 7,797 square feet at a monthly cost of $13,000 per month, and the term of the lease was extended from March 31, 2005 to March 31, 2007. Our other material contractual obligations are set forth in our annual report on Form 10-K for the year ended December 31, 2004, which is on file with the SEC.

We believe that our cash, cash equivalents and marketable securities of approximate $8.44 million as of June 30, 2005, together with anticipated proceeds from sales of our microspheres, delivery systems and other products, will be sufficient to fund our operating and capital requirements, as currently planned, into the fourth quarter of 2006. In the longer term, we expect to fund our operations and sustaining capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, our failure to achieve expected revenue amounts, costs associated with changes in our UFE marketing programs, anticipated research and development expenses, the scope and results of preclinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review, and the market’s acceptance of any approved products, including our Embosphere Microspheres for UFE and HepaSphere Microspheres.

We may incur additional costs, including costs related to ongoing research and development activities, preclinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions, as well as costs relating to further market development and commercialization efforts. We may also need additional funds for such activities and for possible strategic acquisitions of synergistic businesses, products and/or technologies. These additional funds may be substantial and raised from time to time through additional public or private sales of equity, through borrowings, or through other financings. There are no assurances that we will be able to obtain any additional funding that may be required, or that any such funding will be on acceptable terms.

Off Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment” which, as revised, we refer to as SFAS 123R. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes Accounting Principles Board No. 25, or APB 25, and requires that such transactions be accounted for using a fair value-based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The SEC’s new rule allows companies to implement SFAS 123R at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS 123R as of January 1, 2006. We are currently evaluating option valuation methodologies and assumptions related to stock compensation plans.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash position. We cannot predict at this time the  impact of adoption of SFAS 123R because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS123 as described in the disclosure of pro forma net loss per share as illustrated in the notes to our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin, or ARB, No. 43, Chapter 4”, or SFAS 151. SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board, or IASB, toward development of a single set of high quality accounting standards. The FASB and the IASB noted that ARB No. 43, Chapter 4 and International Accounting Standard No. 2, “Inventories,” or IAS 2, require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the FASB and the IASB noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB No. 43 by adopting language similar to that used in IAS No. 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively. We are currently in the process of evaluating the impact that SFAS 151, but do not expect it will have a material impact on our results of operations and financial position.

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

We have incurred operating losses since our inception and, as of June 30, 2005, had an accumulated deficit of approximately $78.01 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses beyond the fourth quarter of 2005, as we continue our commercialization efforts.

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

Our currently planned operating and capital requirements primarily include the need for working capital to:

•       produce and manufacture our products;

•       support our sales and marketing efforts for our Embosphere Microsphere products for UFE and other indications, as well as our other products for sale;

•       support our research and development activities; and

•       fund our general and administrative costs and expenses.

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, the amount of revenues we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE, changes in our UFE regulatory and marketing programs, anticipated research and development efforts, cost and time involved in preclinical and clinical testing, costs resulting from changes in the focus and direction of our research and development programs, competitive advances that make it harder for us to market and sell our products, the timing and cost of FDA regulatory review, and the market’s acceptance of any approved products.

We also expect to incur additional costs related to ongoing research and development activities, preclinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions, as well as costs relating to further market development and commercialization efforts. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies. If adequate funds are not available, we may be required to delay, scale back or eliminate some of our research, development, sales and marketing initiatives, which would have a material adverse effect on our business, results of operations and ability to achieve profitability.

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

Risks Relating to Our Industry, Business and Strategy

If we do not achieve widespread market acceptance of our microsphere products, our business prospects will be seriously harmed.

Our microspheres are based on new technologies and therapeutic approaches. In the United States, we began selling our microsphere product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in the embolization of uterine fibroids. Our success will depend upon increasing acceptance by the medical community, patients and third-party payers that our Embosphere Microspheres and other products are medically therapeutic and cost effective. Our embolotherapy techniques are administered by interventional radiologists. To date we have not achieved widespread market acceptance of our Embosphere Microspheres or other products. We believe that we have not yet achieved widespread acceptance primarily because obstetrics and gynecology physicians may elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require a referral to another specialist, such as an interventional radiologist. Accordingly, our future success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

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

Our microspheres are designed to permanently occlude blood vessels. There is some risk that some or all of the microspheres used in a medical procedure may travel in the blood system to sites other than the intended surgical site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death. Moreover, to use our microspheres correctly for a particular medical procedure, trained physicians must select and use the proper size and quantity. A physician’s selection and use of the wrong size or quantity of our microspheres could potentially have significant adverse health effects on the patient, including death. It is necessary for us to educate physicians about the selection and use of the proper size and quantity of microspheres in patient therapy. In addition, there is only limited data concerning the long-term health effects on persons receiving embolotherapy using our microspheres. For example, the effect of uterine fibroid embolization on continued fertility has not yet been specifically studied, and our FDA clearance for Embosphere Microspheres currently does not include women who desire future pregnancy.

If we are not able to successfully educate physicians to properly use our product, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims, product recalls, fines or other penalties or enforcement actions by regulatory agencies and associated adverse publicity. In addition, we have provided to our customers a satisfaction guarantee that requires us to accept the return of any inventory and credit the entire amount of the original order if a properly trained customer is not satisfied with the performance of our microspheres, our EmboCath catheter or our Segway Guidewire products. If we experience adverse publicity or are subject to product liability claims, excessive guarantee claims, recalls, fines and the like, we will be unable to achieve widespread market acceptance of our microsphere products and achieve profitability.

If we do not successfully market and promote our Embosphere Microspheres for use in uterine fibroid embolization, our product revenues will not increase.

In the first quarter of 2003, we launched our ASK4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third-party payers of UFE as an alternative treatment for fibroids. We believe the majority of our revenues in the United States for the two years ended December 31, 2004 were derived from the sale of Embosphere Microspheres and EmboGold Microspheres for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve awareness of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased awareness, our product revenues, profitability and success will be adversely affected. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of June 30, 2005, we had EmboGold inventory with a carrying value of $415,000, including in-process inventory of $264,000 and finished goods syringes of $151,000. We currently believe no provision for the write-off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

If we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and increasing our sales.

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, Asia and in South America. In 2003, we began a marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. We currently have distribution agreements with approximately 50 third-party distributors. Any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products, thereby exposing us to potential expenses in terminating such distribution agreements. For example, our subsidiary, BioSphere Medical S.A., or BSMA, ended its distribution agreement with Terumo N.V. in 2002 in part because of Terumo’s failure to achieve sales forecasts agreed upon by the parties. As a result of subsequent litigation, BSMA was required to pay Terumo approximately $784,000 in damages arising from such termination and incurred additional legal and administrative expenses incident to the legal proceeding. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

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

We derived approximately 14% of our revenues for the six-month period ended June 30, 2005 from the sale of non-strategic medical products that over time we expect will constitute a less significant portion of our revenues on an ongoing basis. These non-strategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, we estimate that a significant portion of our revenues for the six months ended June 30, 2005 and year ended December 31, 2004 was derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek, clearance from the FDA to market. We made the decision not to seek FDA clearance for our EmboGold Microsphere product because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of rash and/or pain. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trails, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

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

We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. We have experienced increased competition since receiving FDA approval for use of our Embosphere Microspheres for UFE. Our success depends upon our ability to develop and maintain a competitive position in both the embolotherapy and related delivery systems markets. Our key competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are Angiodynamics Incorporated, Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson and Johnson Company, Pfizer, Inc. and Terumo Corporation. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products quicker or at less cost, that compete with our microsphere products and related delivery systems. In addition, we may experience decreased demand for our products if these or other competitors announce that they have begun to develop products that compete with our products. For example, in 2004, some of our competitors provided free or reduced-price samples of competing forms of microspheres for the treatment of medical procedures for which our Embosphere Microspheres are indicated. The availability of these free or reduced-price samples has had, and may continue to have, a material adverse effect on our product revenues, primarily due to a loss of market share for the sale of our products. Currently, the primary products with which our microspheres compete for some of our applications are spherical polyvinyl alcohol, sold by Boston Scientific, Terumo and Biocompatibles, and gel foam, sold by Pfizer, and non-spherical polyvinyl alcohol, sold by Angiodynamics, Boston Scientific and Cook. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

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

The loss of key members of our management team could harm us. We have recently experienced significant changes in management. In November 2004, Richard Faleschini joined us as our president and chief executive officer and Gary M. Saxton joined us as vice president of marketing and sales, and in September 2004, Martin Joyce joined us as our chief financial officer. Our former president and chief executive officer, Paul A. Looney, only served as our president and chief executive officer for approximately 27 months; our former vice president of U.S. sales and marketing, Thomas Keenan, served as our vice president of U.S. sales for approximately 34 months; and our former vice president of research and development, Jonathan R. McGrath, served for approximately five years. Disruptions in our business could result in the near term as a result of changes in our management such as the departures of Messrs. Looney, Keenan and McGrath, and the integration of our new management team into our company. Our success is substantially dependent on the ability, experience and performance of these members of our senior management and other key employees. We do not carry key man life insurance on any of our executive officers or other personnel. We also depend on approximately 25 scientific collaborators and advisors, all of whom have other commitments that may limit their availability to us. Because of their ability and experience, if we lose one or more of these individuals, we may not be able to successfully implement our business strategy.

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

•       authorizing or issuing any equity security that is senior to or pari passu with the series A preferred stock; and

•       declaring or paying any dividends on, or redeeming or repurchasing any shares of, our capital stock, subject to customary exceptions.

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

Even if the FDA grants us clearance with respect to marketing any product, it may place substantial restrictions on the indications for which we may market the product, which could result in lower revenues. The marketing claims we are permitted to make in labeling or advertising regarding our microspheres are limited to those consistent with any FDA clearance or approval. For example, because our EmboGold Microspheres are not cleared for use in UFE, we may not promote them for this use.

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

On January 13, 2005, an Opposition proceeding was brought before the European Patent Office by Biocompatibles UK Limited challenging the patentability of the claims in our granted European Patent 1128816, which relates to certain polyvinyl alcohol microspheres, their use in embolization and methods of manufacture related to such PVA microspheres.  We intend to defend our European PVA patent in this proceeding.  While we are not able to predict the outcome of this patent opposition proceeding, it will not impact our ability to sell our Embosphere products.

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

We are dependent on various license agreements relating to each of our current and proposed products that give us rights under intellectual property rights of third parties. In particular, we have an agreement with L’Assistance Publique-Hopitaux De Paris, pursuant to which L’Assistance Publique-Hopitaux De Paris has granted us exclusive rights to use two jointly owned patents relating to Embosphere Microspheres. We also have an agreement with Dr. Shinichi Hori pursuant to which we have an exclusive royalty-bearing license to Japanese patent rights for our  HepaSphere Microsphere product. Either of these agreements can be terminated on short notice by the licensor if we default on our obligations under the license and fail to cure such default after notice is provided. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party’s failure, to comply with the terms of any of these licenses could result in our losing our rights to the license, which could result in our being unable to develop, manufacture or sell products which contain the licensed technology.

Risks Relating to the Production and Supply of Our Products

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer.

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce and package all of our microsphere products in one manufacturing facility in France. In the United States., we have engaged Radius Medical Technologies, Inc. to supply our guidewire product and Concert Medical to supply and package our catheter product. Either we or any third-party manufacturer would likely experience significant delays or cessation in producing our products if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture and package our products at our facility in France, we may be required to enter into arrangements with one or more alternative contract manufacturing companies. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

Medical device manufacturers must adhere to the FDA’s Current Good Manufacturing Procedures, which are enforced by the FDA through its facilities inspection program. The manufacturers may not be able to comply or maintain compliance with Good Manufacturing Procedures. If any third-party manufacturers we engage fail to comply, their noncompliance could significantly delay our receipt of new product pre-market approvals or result in FDA enforcement action, including an embargo on imported devices. For a pre-market approval device, if we change our manufacturing facility or switch to a third-party manufacturer, we will be required to submit a pre-market approval application supplement before the change is implemented.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers’ demands for our products in a timely manner or within budget.

We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately nine third-party vendors, including Radius, from whom we purchase guidewires for our Segway Guidewire product, and Concert Medical, from whom we purchase catheters for our EmboCath Infusion Catheters product. We generally do not have long-term agreements with any of our suppliers. Our reliance on our suppliers exposes us to risks, including:

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenues from the sale of our microspheres and other products in the European Union. For the six months ended June 30, 2005 and the year ended December 31, 2004, approximately 31% of our revenues were derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

The market price of our stock is highly volatile. During the first six months of 2005 and the full years 2004 and 2003, the price of our common stock ranged from a high of $6.75 to a low of $2.12. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity

As of June 30, 2005, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.”

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in Euro, and as of June 30, 2005 approximately €743,000 or $896,000 remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated other comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government and nongovernment debt securities. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated.

ITEM 4.                    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 18, 2005.  At the meeting, the following matters were voted upon by holders of 97.2% of the total outstanding shares of our common stock:

1.          To elect the following seven directors:

	Votes	Votes
	For	Withheld

Timothy J. Barberich	14,002,719	30,407
William M. Cousins, Jr.	13,660,639	372,487
Richard J. Falaschini	14,000,883	32,243
Alexander M. Klibanov, Ph.D.	13,761,506	271,620
John H. MacKinnon	13,761,581	271,545
Riccardo Pigliucci	14,001,219	31,907
David P. Southwell	14,002,219	30,907

Each of the above-named individuals was elected as a director.

2.          To approve an amendment to our Certificate of Designations, Preferences and Rights of Series A Preferred Stock:

Votes	Votes	Votes
For	Against	Withheld

8,540,344	129,499	11,940

The amendment was approved.

ITEM 6.                    EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPHERE MEDICAL, INC.

Date: August 12, 2005	/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)

Date: August 12, 2005	/s/ MARTIN J. JOYCE
Martin J. Joyce
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amendment No. 1 to Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Biosphere Medical, Inc. (Incorporated herein by reference to BioSphere Medical Inc.’s Current Report on Form 8-K filed on May 23, 2005 (File No. 000-23678)).

10.1

Separation and Settlement Agreement and Release, dated as of June 15, 2005, between BioSphere Medical, Inc. and Jonathan McGrath. (Incorporated herein by reference to BioSphere Medical Inc.’s Current Report on Form 8-K filed on June 17, 2005 (File No. 000-23678)).

10.2

Letter Agreement, dated as of June 14, 2005, between BioSphere Medical, Inc. and Martin J. Joyce. (Incorporated herein by reference to BioSphere Medical Inc.’s Current Report on Form 8-K filed on June 17, 2005 (File No. 000-23678)).

10.3

Letter Agreement, dated as of June 14, 2005, between BioSphere Medical, Inc. and Peter C. Sutcliffe. (Incorporated herein by reference to BioSphere Medical Inc.’s Current Report on Form 8-K filed on June 17, 2005 (File No. 000-23678)).

10.4

Third Modification to Credit Agreement and Promissory Note, dated as of June 29, 2005, between BioSphere Medical, Inc. and Brown Brothers Harriman :& Co. (Incorporated herein by reference to BioSphere Medical Inc.’s Current Report on Form 8-K filed on July 5, 2005 (File No. 000-23678)).

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