Form 10-Q
period 2005-09-30
BIOSPHERE MEDICAL INC
filed 2005-11-14
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.).  Yes ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of November 1, 2005 was 14,806,244 shares.

BioSphere Medical, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,058	$9,460
Marketable securities	84	762
Accounts receivable, net of allowance for doubtful accounts of $214 and $184 as of September 30, 2005 and December 31, 2004, respectively	2,878	2,999
Inventories, net	2,613	3,311
Prepaid expenses and other current assets	503	222
Total current assets	14,136	16,754
Property and equipment, net	907	1,134
Goodwill, net	1,443	1,443
Other assets	62	60
Total Assets	$16,548	$19,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$868	$1,084
Accrued compensation	1,565	1,880
Other accrued expenses	1,027	1,224
Current portion of long-term debt and capital lease obligations	140	175
Total current liabilities	3,600	4,363

Long-term debt and capital lease obligations	125	192
Total Liabilities	3,725	4,555

Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized: 6% series A convertible preferred stock, 12,000 shares authorized, 8,434 and 8,000 shares issued and outstanding, as of September 30, 2005 and December 31, 2004, respectively (aggregate liquidation preference including accrued dividends of $8,437)	7,322	6,945
Common stock, $0.01 par value, 25,000,000 shares authorized; 14,795,744 and 14,294,032 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	148	143
Additional paid-in capital	83,980	83,438
Accumulated deficit	(78,527)	(75,502)
Accumulated other comprehensive loss	(100)	(188)
Total Stockholders’ Equity	12,823	14,836
Total Liabilities and Stockholders’ Equity	$16,548	$19,391

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Product sales	$4,412	$3,413	$13,330	$9,799
Licensing revenues	—	60	—	80
Total revenues	4,412	3,473	13,330	9,879
Cost and expenses:
Costs of product sales	1,546	1,161	4,587	5,010
Research and development	498	498	1,648	1,629
Sales	1,478	1,290	4,631	3,796
Marketing	406	812	1,718	1,767
General, administrative and patent	949	955	3,172	2,551
Total costs and expenses:	4,877	4,716	15,756	14,753
Loss from operations	(465)	(1,243)	(2,426)	(4,874)
Interest income	66	18	156	56
Interest expense	(4)	(4)	(12)	(10)
Foreign exchange gains/(losses), net	13	86	(468)	(107)
Other income, net	(4)	(5)	2	(13)
Loss before income taxes	$(394)	$(1,148)	$(2,748)	$(4,948)
Income tax benefit	—	—	93	—
Net loss	(394)	(1,148)	(2,655)	(4,948)
Preferred stock dividends	(125)	—	(369)	—
Net loss applicable to common stockholders	$(519)	$(1,148)	$(3,024)	$(4,948)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.04)	$(0.08)	$(0.21)	$(0.35)
Weighted average number of common shares outstanding
Basic and diluted	14,776	14,249	14,597	14,102

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2005	2004
Cash flows from operating activities:
Net loss	$(2,655)	$(4,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	46	21
Provision for inventory obsolescence	—	1,268
Depreciation and amortization	373	438
Non-cash stock-based compensation	11	—
Realized loss on available-for-sale investments	4	4
Changes in operating assets and liabilities:
Accounts receivable	(48)	(177)
Inventories	504	(961)
Prepaid expenses and other current assets	(315)	74
Accounts payable	(153)	115
Accrued compensation	(279)	(195)
Other accrued expenses	(107)	(159)
Net cash used in operating activities	(2,619)	(4,520)
Cash flows from investing activities:
Purchase of property and equipment	(226)	(188)
Purchase of marketable securities	—	(255)
Sale and maturity of available for sale marketable securities	680	3,010
Net cash provided by investing activities	454	2,567
Cash flows from financing activities:
Costs from issuance of convertible preferred stock and warrants, net	(59)	—
Proceeds from issuance of common stock under employee benefit and incentive plans	536	639
Proceeds from issuance of long-term debt and capital leases	43	211
Principal payments under long-term debt and capital leases	(127)	(126)
Net cash provided by financing activities	393	724
Effect of exchange rate changes on cash and cash equivalents	370	83
Net decrease in cash and cash equivalents	(1,402)	(1,146)
Cash and cash equivalents at beginning of period	9,460	2,043
Cash and cash equivalents at end of period	$8,058	$897

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

A)   Nature of Business

BioSphere Medical, Inc. (the “Company”) was incorporated in Delaware in December 1993. The Company is focused on applying its proprietary Embosphere® Microspheres and other ancillary embolotherapy products for use in treating uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company’s wholly-owned subsidiary, Biosphere Medical S.A. (“BMSA”), a French société anonyme, holds the license to the embolotherapy technology that is the main focus of the Company’s business.

The Company believes that its existing working capital as of September 30, 2005, together with anticipated proceeds from sales of microspheres, delivery systems and other products, will be sufficient to fund operating and capital requirements, as currently planned, through the fourth quarter of 2006. In the longer term, the Company expects to fund its operations and sustaining capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, its failure to achieve expected revenue amounts, costs associated with changes in its uterine fibroid embolization (“UFE”) marketing programs, anticipated research and development expenses, the scope and results of preclinical and clinical testing, changes in the focus and direction of research and development programs, competitive and technological advances, the timing and results of regulatory review at the United States Food and Drug Administration (“FDA”) or comparable regulatory agencies in other countries and the market’s acceptance of any approved products, including Embosphere Microspheres for UFE and HepaSphere™ Microspheres.

B)    Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The consolidated financial statements include the accounts of the Company’s three wholly-owned subsidiaries, BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the results for the three and nine months ended September 30, 2005 and 2004. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

D)    Comprehensive Loss

Total comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss, specifically, the effects of foreign currency translation adjustments and any unrealized gains or losses on available-for-sale securities, that are reflected separately in accumulated other comprehensive income (loss) as stockholders’ equity. For the three and nine months ended September 30, 2005 and 2004, the Company’s comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net loss	$(394)	$(1,148)	$(2,655)	$(4,948)
Cumulative translation adjustment	(5)	(28)	82	23
Unrealized gain on available for sale securities	3	(1)	6	(3)
Total comprehensive loss	$(396)	$(1,177)	$(2,567)	$(4,928)

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

	Nine Months Ended September 30,
(in thousands)	2005	2004
Shares issuable upon exercise of stock options	2,838	2,470
Shares issuable upon conversion of convertible securities	2,000	—
Shares issuable upon exercise of outstanding warrants	400	163
Unvested restricted stock awards	15	—
	5,253	2,633

F)    Stock Compensation

The Company applies the principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”), and related interpretations, in accounting for its stock incentive plans. Under APB 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of the Company’s common stock at the date of grant. The Company has historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock. Accordingly, no compensation expense has been generally recognized under APB 25 for its employee stock-based compensation plans.

If the recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”, had been adopted, the Company’s reported net loss and basic and diluted net loss per common share for the three and nine months ended September 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net loss applicable to common stockholders
As reported	$(519)	$(1,148)	$(3,024)	$(4,948)
Pro forma compensation expense	(229)	(497)	(644)	(970)
Pro forma net loss	$(748)	$(1,645)	$(3,668)	$(5,918)

Basic and diluted loss per share
As reported	$(0.04)	$(0.08)	$(0.21)	$(0.35)
Pro forma	$(0.05)	$(0.12)	$(0.25)	$(0.42)

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

G)    Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current period presentation.  In connection with the preparation of this report, the Company concluded that it was appropriate to classify costs associated with the maintenance of patents as general and administrative expenses.  Previously, such costs had been classified as research and development expenses.  Accordingly, the Company revised the classification to include these costs in general and administrative expenses on its consolidated statements of operations for all periods presented.

2.     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of September 30, 2005 and December 31, 2004.

(in thousands)	September 30, 2005	December 31, 2004
Raw material	$224	$468
Work in process	849	1,393
Finished goods	1,540	1,450
Total inventory	$2,613	$3,311

Included in inventory is an excess and obsolete product valuation allowance for finished goods of $188,000 and $321,000 as of September 30, 2005 and December 31, 2004, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Revenues:

United States	$3,072	$2,151	$8,980	$6,170
France	754	705	2,611	2,240
Other European Union countries	386	365	1,245	1,018
Other foreign countries	200	252	494	451
Total revenues	$4,412	$3,473	$13,330	$9,879

	September 30, 2005	December 31, 2004
Long-lived assets:
United States	$345	$425
France	562	709
Total long-lived assets	$907	$1,134

4.     Commitments and Contingencies

The Company may be involved in various legal proceedings in the normal course of business. The Company is not a party to any proceedings that involve amounts that would have a material adverse effect on its financial position or results of operations if such proceedings were resolved unfavorably.

On September 9, 2005, the Company was served with a summons and complaint in a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis City, Missouri captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital and John Stith, M.D.  The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of the Company’s Embosphere Microspheres in a juvenile nasal angiofibroma embolization.  The claim seeks a monetary judgment against the Company for bodily injury, punitive damages, negligence and breach of warranties. The Company carries product liability insurance and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which it has denied the claims being made.  The Company believes that this lawsuit is without merit and that it has viable defenses to the allegations in the complaint.  Accordingly, the Company intends to defend against the claims vigorously.   However, the Company can not give any assurance that it will prevail and it is currently unable to predict the impact, financial or otherwise, of this product liability litigation.

5.     Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (as revised, “SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The new rule of the SEC requires companies to implement SFAS 123R at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123R as of January 1, 2006. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans.

As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such,  generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position and cash position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss per share in footnote 1.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS 151”). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high quality accounting standards. The FASB and the IASB noted that both ARB No. 43, Chapter 4 and International Accounting Standard (“IAS”) No. 2, “Inventories,” require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the FASB and the IASB noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB No. 43 by adopting language similar to that used in IAS No. 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005; accordingly, the Company will adopt SFAS 151 as of January 1, 2006. The provisions of SFAS 151 will be applied prospectively. The Company is currently in the process of evaluating the impact of SFAS 151, but does not believe it will have a material impact on the results of operations and financial position of the Company.

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

Overview

We develop, manufacture and market products for medical applications using embolotherapy techniques. Embolotherapy is the therapeutic introduction of various substances into the circulation to occlude blood vessels, either to arrest or prevent hemorrhaging or to devitalize a structure or organ by occluding its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical beads with unique properties for a variety of applications. Typically, a procedure is performed by an interventional radiologist who injects Embosphere® Microspheres through a catheter into the blood vessels that feed these target areas. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, designed to result in therapeutic benefit.

In 2005, we generated revenues primarily from product sales of our Embosphere Microspheres and EmboGold® Microspheres in North America and the European Union. We also generated revenues from product sales in other geographic territories, including the Middle East, Africa, South America, and Asia. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath® Infusion Catheter and our Segway® Guidewire, as well as our other non-embolotherapy products, including barium, a substance used to enhance x-rays of the gastrointestinal system and other gastrointestinal medical testing, and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenues in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids using a procedure called uterine fibroid embolization, or UFE, and to a lesser extent we generate revenues in these geographic areas from the sale of Embosphere Microspheres and EmboGold Microspheres for the treatment of primary liver cancer. We do not have clearance from the United States Food and Drug Administration, or FDA, to market our EmboGold Microspheres for use in the treatment of uterine fibroids.

Our principal focus is on growing our Embosphere Microsphere and accessory embolotherapy device business worldwide, specifically for the UFE procedure, which we believe will be a key driver to our success. Our marketing strategy is to promote the UFE procedure for patients suffering with uterine fibroids through our ask4UFE™ awareness and education program and also to specifically promote our Embosphere Microspheres as the treatment of choice for the UFE procedure. Our success will depend upon the continued acceptance by the medical community, patients and third-party payers of the UFE procedure, and our Embosphere Microspheres product and our other products, as safe, medically therapeutic and cost effective.

We have experienced operating losses in each fiscal period since our inception. As of September 30, 2005, we had approximately $8.14 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $78.53 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to experience continued operating losses beyond the fourth quarter of 2005 as we execute our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

Research and Development

The following table identifies each of the programs for which we have incurred research and development expenses in the nine months ended September 30, 2005 and in the years ended December 31, 2004 and 2003 and the current development phase of each.

Product / Product Candidate	Development Status
Embosphere® Microspheres

Approved for uterine fibroid embolization, hypervascularized tumors and arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Columbia, Costa Rica, Peru, Panama, Uruguay, Hong Kong, Taiwan and Australia; clinical evaluation for liver cancer in China

EmboGold® Microspheres

Approved for hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Columbia, Costa Rica, Peru, Panama, Uruguay, Hong Kong, Taiwan and Australia

EmboCath® Infusion Catheter	Approved for peripheral embolization procedures including UFE and liver embolization in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Panama, and Hong Kong

Segway® Guidewire	Approved for peripheral embolization procedures including UFE and liver embolization in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Panama, and Hong Kong

HepaSphere™ Microspheres	CE Mark obtained in the European Union; clinical evaluation in Japan

MR - Embosphere Microspheres	Preclinical research—animal studies

Embosphere Microspheres for Gastric Reflux Disease (GERD)	Preclinical research—animal studies

Radiosphere™ Microspheres	Feasibility

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

Total research and development expenses were $498,000, or 10% of total costs and expenses, and $498,000, or 11% of total costs and expenses for the three months ended September 30, 2005 and 2004, respectively.  For the nine months ended September 30, 2005 and 2004, research and development expenses were $1.65 million, or 10% of total costs and expenses, and $1.63 million, or 11% of total costs and expenses, respectively.  Our research and development organization typically works on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs, such as salary and salary-related benefits, rent, equipment depreciation, utilities, insurance and maintenance, are shared among various programs. Accordingly, we have not historically tracked specific costs for each of our research and development projects.

There is a risk that any medical device development program may not produce revenue. Moreover, because of uncertainties inherent in medical device development, including those factors described below under “Factors That May Affect Future Results,” we may not be able to successfully develop and commercialize the product candidates included in the table above.

We have obtained CE mark approval in the European Union for our HepaSphere TM Microspheres, which are also in clinical evaluation in Japan. We have exclusive worldwide rights to the HepaSphere Microspheres technology under a license from Dr. Shinichi Hori, subject only to Dr. Hori’s right to conduct clinical trials on our behalf in Japan, treat patients at Rinku Medical Center and Osaka Medical Center in Japan and engage in research at Osaka University. We are also conducting preclinical and feasibility evaluation for MR -Embosphere Microspheres for use in the treatment of uterine fibroids and liver cancer, Embosphere Microspheres for GERD and RadiosphereTM Microspheres for the treatment of liver cancer. The successful development of these early-stage product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing medical devices, including the uncertainty of:

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. The significant accounting policies, which we believe are most critical in gaining an understanding of our financial statements, include policies and judgments relating to revenue recognition, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. There were no material changes in our judgments or estimates during the first nine months of 2005. For a more detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the Securities and Exchange Commission, or SEC.

Results of Operations

Three and Nine Months Ended September 30, 2005 and 2004

Revenue and Margin Overview

	For the Three Months Ended, September 30,		Increase/ (Decrease)	Increase/ (Decrease)
(in thousands)	2005	2004	($)	(%)
Revenues	$4,412	$3,473	$939	27%
Costs of product sales	1,546	1,161	385	33%
Gross margin	$2,866	$2,312	$554	24%
Gross margin%	65%	67%	-2%

	For the Nine Months Ended, September 30,		Increase/ (Decrease)	Increase/ (Decrease)
(in thousands)	2005	2004	($)	(%)
Revenues	$13,330	$9,879	$3,451	35%
Costs of product sales	4,587	5,010	(423)	-8%
Gross margin	$8,743	$4,869	$3,874	80%
Gross margin%	66%	49%	17%

Revenues.   Revenues increased $939,000 and $3.45 million for the three- and nine-month periods ended September 30, 2005, respectively, as compared to the three and nine-month periods ended September 30, 2004, respectively, primarily due to the following:

•  an increase in revenues from microspheres in the United States of approximately $982,000 and $2.89 million for the three- and nine-month periods, respectively, as Embosphere Microsphere sales volume levels continued to increase as we execute our strategies to grow the UFE business in the United States;

•  an increase in revenues from microspheres and delivery systems in Europe of $395,000 for the nine-month period.  In April 2005, we began a year-long patient awareness program in France targeted at potential UFE patients through medical gynecologists’ offices, which we believe has contributed to the increase in sales volumes; and

•  an increase in revenues from other products, which include barium delivery kits and other ancillary products, of approximately $188,000 for the nine-month period as a result of the timing of several hardware sales in the first quarter of 2005.

Offsetting these increases was a decrease in licensing revenue of $60,000 and $80,000 for the three-and nine-months periods, respectively, as a five-month agreement for the development of Embosphere Microspheres for the use in the prevention of gastroesphageal reflex disease; or GERD, which started in June 2004 did not renew in 2005.

Costs of Product Sales.   Costs of product sales for the three-month period ended September 30, 2005 increased from the same period in 2004 primarily due to the increase in revenues from microspheres.  Costs of product sales for the nine-month period ended September 30, 2005 decreased from the same period in 2004 primarily due to the $1.13 million write-off for work-in-process inventory disposals due to manufacturing process improvements, and product replacements resulting from shelf life limitations that we recorded during the nine-month period ended September 30, 2004.

The gross margin decrease of 2% as a percentage of revenues for the three-month period ended September 30, 2005 as compared to the three-month period ended September 30, 2004 was primarily attributable to manufacturing costs associated with the initial production of the new HepaSphere product and to the $60,000 decrease in licensing revenue.  The gross margin increase of 17% as a percentage of revenues for the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004 was primarily attributable to the additional costs in the 2004 period related to the inventory write-off.

We expect that future gross margin will be highly correlated with the following factors:

•      revenue growth;

•      production levels;

•      foreign exchange rate movements;

•      terms and conditions of subcontracted manufacturer and supplier agreements; and

•      future inventory reserve requirements.

Expense Overview

	For the Three Months Ended September 30,		Increase/ (Decrease)	Increase./ (Decrease)
(in thousands)	2005	2004	($)	(%)
Research and development	$498	$498	$—	0%
Sales	1,478	1,290	188	15%
Marketing	406	812	(406)	-50%
General, administrative and patent	949	955	(6)	-1%
Total operating expenses	$3,331	$3,555	$(224)

	For the Nine Months Ended September 30,		Increase/ (Decrease)	Increase./ (Decrease)
(in thousands)	2005	2004	($)	(%)
Research and development	$1,648	$1,629	$19	1%
Sales	4,631	3,796	835	22%
Marketing	1,718	1,767	(49)	-3%
General, administrative and patent	3,172	2,551	621	24%
Total operating expenses	$11,169	$9,743	$1,426

Research and Development Expense.   Total research and development expenses in the three- and nine-month periods ended September 30, 2005 were relatively consistent with the comparable periods in 2004. We expect future spending for research and development to increase upon, and correlate with, successful commercial introduction of HepaSphere Microspheres, MR-ES Microspheres and our next-generation delivery systems as we seek to provide clinical support for these products.

Sales Expense.   Sales expense for the three- and nine-month periods ended September 30, 2005 increased $188,000 and $835,000, respectively, from the comparable periods in 2004. The primary reason for the increase during both the three- and nine-month periods ended September 30, 2005 was the higher revenue levels and improved performance which resulted in higher incentive compensation for our sales personnel.

Marketing Expense.   Marketing expense for the three- and nine-month periods ended September 30, 2005 decreased $406,000 and $49,000, respectively, from the comparable periods in 2004.  The decrease was primarily due to the timing of spending on marketing programs over the course of 2005 as compared to 2004.  In the three-month period ended September 30, 2004, such expenses included marketing support of an article on UFE in The Wall Street Journal and other media coverage, including a segment in the television program “20/20”.

General, Administrative and Patent Expense.   General, administrative and patent expenses for the nine-month period ended September 30, 2005 increased $621,000 from the comparable period in 2004.  The increase was primarily due to higher patent maintenance costs of approximately $255,000; higher legal costs related to the governance of our French subsidiary and employment issues of approximately $200,000 and higher compensation costs of approximately $175,000.

Interest Income, net.   Interest income, net of interest expense, in the three-month period ended September 30, 2005 increased to $62,000 from $14,000 in the comparable period in 2004. Interest income, net of interest expense, in the nine-month period ended September 30, 2005 increased to $144,000 from $46,000 in the comparable period in 2004.  These increases were primarily due to higher average daily-invested cash balances and higher average interest rates as compared to the prior year.

Foreign Exchange Gains/Losses, Net.   Foreign exchange gains and losses primarily resulted from Euro to U.S. dollar foreign currency fluctuations on Euro-denominated intercompany trade accounts. The foreign exchange gains during the three-month period ended September 30, 2005 totaled approximately $13,000 compared to $86,000 in the comparable period of 2004. The foreign exchange losses during the nine-month period ended September 30, 2005 totaled approximately $468,000 compared to $107,000 in the comparable period of 2004. These changes were primarily the result of fluctuation of the U.S. dollar as compared to the Euro and a decrease in euro denominated receivables.

Liquidity and Capital Resources

As of September 30, 2005, we had $8.14 million of cash, cash equivalents and marketable securities, a decrease of $2.08 million from $10.22 million at December 31, 2004.  This decrease was primarily the result of operating losses offset by proceeds from the issuance of common stock under employee benefit and incentive plans.  We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenues, bank financing, equipment financing leases and, to a lesser extent, the exercise of stock options.

The net cash used in operating activities includes a net loss of $2.66 million adjusted for $398,000 in working capital changes. Accounts receivable increased $48,000 on higher sales offset by a four-day improvement in days sales outstanding, which decreased to 59 days from 63 days at December 31, 2004. Accrued compensation decreased $279,000 primarily as a result of the payment of costs associated with the senior management transition, which occurred in the fourth quarter of 2004. As of September 30, 2005, we had $10.5 million in working capital. Cash used in operations is expected to decrease during 2005 as we anticipate that increases in product sales will partially offset our operational and product development expenditures.

Through the first nine months of 2005, we spent $226,000 to purchase manufacturing equipment at our facility in Roissy, France to produce our microspheres products, including $63,000 specifically to produce HepaSphere Microspheres, and to purchase other equipment to support our existing infrastructure. We anticipate the level of capital expenditures in the fourth quarter of 2005 to remain consistent with our level of spending as we continue to invest in our existing manufacturing and research and development facilities.

Net cash provided by financing activities was $393,000 for the nine months ended September 30, 2005, which included $536,000 from the exercise of common stock options and $43,000 from equipment financing offset by scheduled principal payments, such as those on existing lease arrangements, and additional costs associated with our private placement of series A preferred stock in the fourth quarter of 2004.

Borrowing Arrangements

In September 2005, we entered into a five-year capital lease agreement for the purchase of communication equipment at our facility in Rockland, Massachusetts.  The amount of the lease is $43,000, payable over 60 months, at an effective annual interest rate of 8.65%.

We currently have a credit facility with a bank under which we may borrow up to $3.0 million for general working capital and corporate purposes, subject to limitations defined in the agreement.  The credit facility, which was initially set to expire in June 2005, has been extended for an additional two years. There were no borrowings outstanding under this agreement as of September 30, 2005. Each available 30-, 60-, 90- or 180-day advance will bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30-, 60-, 90- or 180-day LIBOR rate (3.86% as of September 30, 2005) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BMSA, as collateral.

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

We believe that our cash, cash equivalents and marketable securities of approximate $8.14 million as of September 30, 2005, together with anticipated proceeds from sales of our microspheres, delivery systems and other products, will be sufficient to fund our operating and capital requirements, as currently planned, through the fourth quarter of 2006. In the longer term, we expect to fund our operations and sustaining capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, our failure to achieve expected revenue amounts, costs associated with changes in our UFE marketing programs, anticipated research and development expenses, the scope and results of preclinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review, and the market’s acceptance of any approved products, including our Embosphere Microspheres for UFE and HepaSphere Microspheres.

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

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 123 (revised 2004), “Share-Based Payment” which, as revised, we refer to as SFAS 123R. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes Accounting Principles Board No. 25, or APB 25, and requires that such transactions be accounted for using a fair value-based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The SEC’s new rule requires companies to implement SFAS 123R at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS 123R as of January 1, 2006. We are currently evaluating option valuation methodologies and assumptions related to stock compensation plans.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash position. We cannot predict at this time the impact of adoption of SFAS 123R because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss per share in the notes to our consolidated financial statements.

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

We have incurred operating losses since our inception and, as of September 30, 2005, had an accumulated deficit of approximately $78.53 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses beyond the fourth quarter of 2005, as we continue our commercialization efforts.

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

We believe that our existing cash and other working capital, together with anticipated proceeds from sales of our products will be sufficient to fund our operating and capital requirements, as currently planned, through the fourth quarter of 2006.

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

If we are not able to successfully educate physicians to properly use our product, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims, product recalls, fines or other penalties or enforcement actions by regulatory agencies and associated adverse publicity.  For example, in September 2005, we were named as a defendant in a product liability lawsuit in which the defendant, a minor child, claims that he was rendered blind in both eyes as a result of the use of our Embosphere Microsphere product during a nasal angiofibroma embolization.  See “— We may be exposed to product liability claims and if we are unable to obtain or maintain adequate product liability insurance then we may have to pay significant monetary damages in a successful product liability claim against us. “In addition, we have provided to our customers a satisfaction guarantee that requires us to accept the return of any inventory and credit the entire amount of the original order if a properly trained customer is not satisfied with the performance of our microspheres, our EmboCath catheter or our Segway Guidewire products. If we experience adverse publicity or are subject to product liability claims, excessive guarantee claims, recalls, fines and the like, we will be unable to achieve widespread market acceptance of our microsphere products and achieve profitability.

If we do not successfully market and promote our Embosphere Microspheres for use in uterine fibroid embolization, our product revenues will not increase.

In the first quarter of 2003, we launched our ASK4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third-party payers of UFE as an alternative treatment for fibroids. We believe the majority of our revenues in the United States for the two years ended December 31, 2004 and for the nine months ended September 30, 2005 were derived from the sale of Embosphere Microspheres and EmboGold Microspheres for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve awareness of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased awareness, our product revenues, profitability and success will be adversely affected. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of September 30, 2005, we had EmboGold inventory with a carrying value of $315,000, including in-process inventory of $118,000 and finished goods syringes of $197,000. We currently believe no provision for the write-off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

If we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and increasing our sales.

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, Asia and in South America. In 2003, we began a marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. We currently have distribution agreements with approximately 50 third-party distributors. Any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products, thereby exposing us to potential expenses in terminating such distribution agreements. For example, our subsidiary, BioSphere Medical S.A., or BSMA, ended its distribution agreement with Terumo N.V. in 2002 in part because of Terumo’s failure to achieve sales forecasts agreed upon by the parties. As a result of subsequent litigation in December 2004, BSMA was required to pay Terumo approximately $784,000 in damages arising from such termination and incurred additional legal and administrative expenses incident to the legal proceeding. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

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

We derived approximately 14% of our revenues for the nine-month period ended September 30, 2005 from the sale of non-strategic medical products that over time we expect will constitute a less significant portion of our revenues on an ongoing basis. These non-strategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, we estimate that a significant portion of our revenues for the nine months ended September 30, 2005 and year ended December 31, 2004 was derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek, clearance from the FDA to market. We made the decision not to seek FDA clearance for our EmboGold Microsphere product because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of rash and/or pain. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

We may be exposed to product liability claims and if we are unable to obtain or maintain adequate product liability insurance, then we may have to pay significant monetary damages in a successful product liability claim against us.

The development and sale of medical devices entails an inherent risk of product liability. For example, if we are not able to successfully educate physicians to properly use our products, if patients experience adverse side effects in procedures in which our products are used, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims. For example, in September 2005, we were named as a defendant in a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis City, Missouri captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital and John Stith, M.D, which we refer to as the Pingel Claim.  The lawsuit alleges, among other things, that a minor patient suffered permanent bilateral blindness as a result of the use of our Embosphere Microspheres in a juvenile nasal angiofibroma embolization.  The claim seeks a monetary judgment against us for bodily injury, punitive damages, negligence and breach of warranties. Although we currently maintain product liability insurance coverage for our products, including the Embosphere Microsphere product that is the subject of the Pingel claim, our existing insurance and any additional insurance we may subsequently obtain may not provide us with adequate coverage against all potential claims. For example, although our product liability insurer has agreed to vigorously defend us with regards to all of the counts set forth against us in the Pingel Claim, the insurer has advised us in writing that any verdict against us for punitive damages is specifically excluded from coverage.  The insurer has also advised us that it does not waive any other defenses to coverage that may apply. If we are exposed to product liability claims for which we have insufficient insurance, such as for punitive damages in the Pingel claim, we may be required to pay significant damages, which would prevent or delay our ability to commercialize our products and could harm our business and results of operations.

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

On January 13, 2005, an Opposition proceeding was brought before the European Patent Office by Biocompatibles UK Limited challenging the patentability of the claims in our granted European Patent 1128816, which relates to certain polyvinyl alcohol microspheres, their use in embolization and methods of manufacture related to such PVA microspheres.  We are defending our European PVA patent in this proceeding.  While we are not able to predict the outcome of this patent opposition proceeding, it will not impact our ability to sell our Embosphere products.

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

We are dependent on various license agreements relating to each of our current and proposed products that give us rights under intellectual property rights of third parties. In particular, we have an agreement with L’Assistance Publique-Hopitaux De Paris, pursuant to which L’Assistance Publique-Hopitaux De Paris has granted us exclusive rights to use two jointly owned patents relating to Embosphere Microspheres. We also have an agreement with Dr. Shinichi Hori pursuant to which we have an exclusive royalty-bearing license to Japanese patent rights for our  HepaSphere Microsphere product.  We also have an agreement with Archimmed pursuant to which we have an exclusive royalty-bearing license to patent rights for our MR-Embosphere Microsphere product, which is in development. Each of these agreements can be terminated on short notice by the licensor if we default on our obligations under the license and fail to cure such default after notice is provided. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party’s failure, to comply with the terms of any of these licenses could result in our losing our rights to the license, which could result in our being unable to develop, manufacture or sell products which contain the licensed technology.

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenues from the sale of our microspheres and other products in the European Union. For the nine months ended September 30, 2005 and the year ended December 31, 2004, approximately 29% of our revenues were derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

The market price of our stock is highly volatile. During the first nine months of 2005 and the full years 2004 and 2003, the price of our common stock ranged from a high of $6.75 to a low of $2.12. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity

As of September 30, 2005, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.”

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in Euro, and as of September 30, 2005 approximately €207,000 or $250,000 remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated other comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

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

ITEM 4.       CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 9, 2005, we were served with a summons and complaint in a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis City, Missouri captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital and John Stith, M.D.  The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our Embosphere Microspheres in a juvenile nasal angiofibroma embolization.  The claim seeks a monetary judgment against us for bodily injury, punitive damages, negligence and breach of warranties. We carry product liability insurance and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made.  We believe that this lawsuit is without merit and that we have viable defenses to the allegations in the complaint.  Accordingly, we intend to defend against the claims vigorously.   However, we can not give any assurance that we will prevail and we are currently unable to predict the impact, financial or otherwise, of this product liability litigation.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPHERE MEDICAL, INC.

Date: November 14, 2005	/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)

Date: November 14, 2005	/s/ MARTIN J. JOYCE
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