Form 10-Q/A
period 2005-09-30
BIOSPHERE MEDICAL INC
filed 2005-11-16
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends Part I, Item 1 “Financial Statements” to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, solely for the purpose of deleting the first paragraph in Note 4-Committments and Contingencies. Except as previously noted, no other changes to the Form 10-Q have been set forth herein. In addition, pursuant to the rules of the Securities and Exchange Commission, the registrant has also included in this Form 10-Q/A, under Part II, Item 6 “Exhibits,” currently dated certifications pursuant to Rules 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

BioSphere Medical, Inc.

INDEX

Part I—Financial Information

Item 1.	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)

Notes to Consolidated Financial Statements

Part II—Other Information

Item 6.	Exhibits

Signatures

Exhibit Index

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

BIOSPHERE MEDICAL, INC.

Date: November 16, 2005	/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)

Date: November 16, 2005	/s/ MARTIN J. JOYCE
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