Form 10-K
period 2005-12-31
BIOSPHERE MEDICAL INC
filed 2006-03-21
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-23678

BioSphere Medical, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3216867
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1050 Hingham Street, Rockland, Massachusetts 02370

(Address of Principal Executive Offices) (Zip Code)

(781) 681-7900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

common stock, $.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2005, was $35,249,000 based on the closing price of the common stock as reported by the NASDAQ National Market as of such date.

The Registrant had 17,231,505 shares of common stock outstanding as of March 1, 2006.

Documents incorporated by reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Form 10-K.

PART I

This annual report on Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of BioSphereMedical, Inc. to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenues, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines and expectations regarding market acceptance and market penetration for our products; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in “Risk Factors” and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

Item 1.                        BUSINESS

OVERVIEW

We are focused on applying our proprietary microsphere technology to medical applications using embolotherapy techniques. Embolotherapy is the process of obstructing a blood vessel or organ by the insertion or lodgment of particles or other materials. Embolotherapy works by occluding blood vessels, either to arrest or prevent hemorrhaging to devitalize a structure or organ by depleting its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles, and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles with uniquely beneficial properties for a variety of medical applications. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, resulting in therapeutic benefit.

Our principal focus is the treatment of symptomatic uterine fibroids, which are noncancerous tumors growing within or on the wall of the uterus, using a procedure called uterine fibroid embolization, or UFE. UFE is a minimally invasive procedure in which microspheres are injected through a microcatheter into the blood vessels that supply the uterus. Blood flow guides these particles into the network of vessels that preferentially flow toward the fibroids, thereby blocking the blood supply to the fibroids, but not the surrounding healthy tissue. Most patients with uterine fibroids are not initially symptomatic and remain untreated until the patient experiences symptoms such as abnormal bleeding, increased urinary frequency, pain, pelvic discomfort or fertility difficulties. Our products are gaining acceptance in this procedure, as well as in a number of other new and established medical treatments, including the use of microspheres in the treatment of primary liver cancer. Our strategy is to grow our embolotherapy business worldwide through increases in UFE and primary liver cancer embolization procedures, by increasing the awareness and availability of these procedures. Additionally, we expect to maintain our current technology leadership by introducing new products and product improvements through both internally developed and externally acquired technologies, that improve and broaden the use of embolotherapy techniques.

Our pioneering embolic products, Embosphere® Microspheres and EmboGold® Microspheres, have a number of beneficial properties that we believe make them well suited for embolotherapy procedures. Because of their uniform, spherical shape and soft, slippery surface, our particles are easy to inject through small catheters, resulting in a more even distribution within the vessel network. We provide these products in precise sizes, so they can be selected to target occlusion of specific sized vessels to produce predictable results and optimize therapeutic benefit.

In November 2002, we received 510(k) clearance from the Food and Drug Administration, or FDA, to market our Embosphere Microspheres for UFE. Third-party clinical data and publications support the safety, efficacy, cost-effectiveness and long-term durability of the UFE procedure. We believe that the medical community accepts UFE as an effective option for most patients who are on drug therapy or are considering undergoing a hysterectomy for treatment of their uterine fibroids. For these reasons, we believe the number of UFE procedures will increase at an accelerating rate. We were the first company to gain regulatory clearance to market a product for UFE in the United States. During 2005, we focused on growing our Embosphere Microsphere business through the development of physician referral networks and patient awareness programs. We continue to expand our sales and marketing organization to maintain our leadership position in the field of UFE.

We also believe that growth opportunities exist in the use of other embolotherapy procedures, notably in the treatment of primary liver cancer. In May 2000, we obtained a worldwide exclusive royalty-bearing license to HepaSphere™ Microspheres from Dr. Shinichi Hori. HepaSphere Microspheres have different properties than Embosphere Microspheres and EmboGold Microspheres. Specifically, HepaSphere Microspheres have an ability to absorb fluids and expand to 4 times their dry state in vivo while maintaining  their spherical form. HepaSphere Microspheres occlude with a high degree of conformity to the vessel wall. Additionally, HepaSphere Microspheres have an ability to locally deliver a chemotherapeutic agent when used in the treatment of liver tumors. We have CE mark approval to market our HepaSphere Microspheres in the European Union for the treatment of liver cancer and are in early stage commercial introduction with limited sales of this product. CE mark approval denotes conformity with European standards for safety and allows certified devices to be placed in the market in European Union countries. HepaSphere Microspheres are currently under clinical evaluation in Japan and we have also had limited sales of this product in Japan under private import restrictions. We intend to seek regulatory approval of the HepaSphere Microspheres in Japan, but do not expect that such approval will be granted, if at all, in the near term. On March 13, 2006, we announced that we have instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. HepaSphere Microspheres are contained in a prefilled vial that is in turn packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. We are not aware of any adverse events resulting from the defects in the paper packaging. Sales of HepaSphere Microspheres outside of the United States are expected to resume once a new packaging design is produced and validated.

In September 2005, we submitted a 510(k) application to the FDA seeking United States marketing clearance for our QuadraSphere™ Micropheres product candidate for the treatment of hypervascularized tumors and peripheral arteriovenous malformations. Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres, which are marketed outside of the United States.

In addition, we expect to seek FDA clearance to release our next generation infusion catheter and Guidewire, and MR-Embosphere Microspheres, microspheres visible under magnetic resonance imaging.We filed for marketing approval of our Embosphere Microspheres in the People’s Republic of China and in Korea and we expect market release in 2006.

We believe that our microsphere technologies may have several non-embolotherapy applications, including tissue bulking, and are exploring the use of our microspheres in the treatment of gastroesophageal reflux disease and for use in cosmetic dermatology. As a result of these efforts, we filed a number of patent applications, and have issued U.S. patents, related to the application of our technologies in these non-embolotherapy applications. Although our current focus is on embolotherapy markets, and significant additional research in these areas would be required, we believe that these non-embolotherapy applications may provide us with development and commercialization opportunities through internal efforts or third-party licensing, collaboration or similar opportunities.

We were incorporated in Delaware in 1993. Our principal executive offices are located at 1050 Hingham Street, Rockland, MA 02370, and our telephone number is (781) 681-7900. Unless the context otherwise requires, references in this annual report on Form 10-K to “BioSphere,” “we,” and “our” refer to BioSphere Medical, Inc. and our subsidiaries.

We maintain a website with the address www.biospheremed.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the United States Securities and Exchange Commission, or SEC.

BioSphere®, Embosphere®, EmboGold®, EmboCath®, Segway®, Sequitor™, QuadraSphere™, and ask4UFE™ are trademarks of BioSphere Medical, Inc. Other trademarks appearing in this annual report are the property of their respective holders.

INDUSTRY OVERVIEW

Embolotherapy Markets

Embolotherapy has been in use for more than 20 years by interventional radiologists to mechanically block the flow of blood to treat certain peripheral tumors and arteriovenous malformations and to control blood loss. In the past decade, interventional radiologists around the world have adopted new embolotherapy procedures, including uterine fibroid embolization and embolization for the treatment of certain cancers, in particular liver cancer. Moreover, we believe that an increasing number of affected patients are seeking alternative treatments with embolotherapy due to their desire for less invasive treatment options than those presented by non-embolotherapy procedures.

Uterine Fibroids

Until recently, women suffering from uterine fibroids have had few treatment options. These existing treatment options include the following:

•                    Hysterectomy.   Hysterectomy is a surgical procedure to remove the uterus. While hysterectomy has a relatively low complication rate, it requires a hospital stay of several days, a recovery period of up to six to eight weeks, and results in loss of fertility. Furthermore, hysterectomies have been tied to adverse psychological effects, sexual and urinary dysfunction, as well as the onset of early menopause. In addition, for many women who have their ovaries removed during hysterectomy, this treatment means extended hormone replacement therapy.

•                    Myomectomy.   Myomectomy is the surgical removal of the uterine fibroids without removal of the uterus. It is usually performed on women who wish to preserve their fertility. Only fibroids that can be easily accessed and excised are candidates for removal with this technique. Because some fibroids are difficult to identify while others are difficult to remove, there is a relatively high recurrence rate, between 10% and 60%, after myomectomy. Partly for this reason and because only a small percentage of gynecologists are trained to perform this procedure, relatively few myomectomies are performed compared to the number of eligible patients.

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

•                    Other treatments.   Other treatments for uterine fibroids include high intensity focused ultrasound and global endometrial ablation. High-intensity focused ultrasound is a method of delivering ultrasonic energy to a discrete, distant point with resultant heat and tissue destruction, but without causing a significant temperature increase or cellular injury to tissue lying in the path of the ultrasound beam. Global endometrial ablation describes the minimally invasive application of energy to destroy the entire endometrial lining in women who are experiencing severe menstrual bleeding and who have completed their childbearing.

Liver Cancer

Liver cancer is one of the most prevalent forms of cancer worldwide. There are several types of liver cancer.

Primary liver cancer is typically diagnosed at a state that is too advanced to cure surgically. Primary liver cancer refers to cancer that begins within the liver itself. Chronic hepatitis B and chronic hepatitis C, inflammations of the liver associated with the hepatitis virus, are contributing factors to the development of primary liver cancer. For the 80% of patients who are not surgical candidates in the United States who fall into this category, existing treatment options are primarily designed to improve quality of life rather than cure the underlying disease. Metastatic liver cancer occurs when cancer begins in another part of the body, such as the colon, and then migrates, or spreads, to the liver. In the United States, metastatic liver cancer is more prominent than primary liver cancer. However, the rate of primary liver cancer, where the cancer originates in the liver, is expected to increase dramatically in the United States due to increased incidences of hepatitis C, a key risk factor for primary liver cancer. There is a high incidence of primary liver cancer outside of the United States, particularly in Asia, due to the high rates of the hepatitis B and C viruses outside of the United States.

Numerous studies and medical publications indicate that embolotherapy has been used for at least 20 years to treat liver cancer. For example, particle embolization is commonly used in Japan to manage liver cancer patients. In the United States, embolic particles are commonly injected with chemotherapeutic agents to control and limit distribution of the chemotherapy agents, thereby increasing the therapeutic exposure at the target area. Recently, a new, targeted approach to treating liver cancer, using radioactive particles, has become available. These particles, which are similar to our Embosphere Microspheres, are delivered in a targeted fashion through catheters placed in the feeding vessels near the tumor site.

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

Non-Embolotherapy Applications

Although our current focus is to develop our embolotherapy business, we believe there may be applications for our core technology in non-embolotherapy applications, particularly as bulking agents to replace or supplement tissue support. Bulking agents are materials, injected into body sites, used to provide extra physical support where normal anatomic support is not present. These applications include gastro esophageal reflux disease and cosmetic dermatology.

We have developed a number of technologies related to non-embolotherapy applications that have resulted in numerous patent applications. Although we are currently focusing our resources and efforts on the embolotherapy business and significant additional research in these areas would be required, we believe that these non-embolotherapy applications may provide us with development and commercialization opportunities.

PRODUCTS

Our innovative microsphere technology evolved out of approximately 15 years of research and development of polymer formulations used in the field of biological separations and drug purification.

The following table summarizes information about our principal products and products under research and development.

Principal Products

PRODUCT	CLEARED FOR THE FOLLOWING INTENDED USES	GEOGRAPHIC APPROVALS
Embosphere Microspheres	Uterine fibroids, hypervascularized tumors and other arteriovenous malformations	United States, Canada, European Union, Argentina, Brazil, Colombia, Costa Rica, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia
EmboGold Microspheres	Hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations	United States, Canada, European Union, Argentina, Brazil, Colombia, Costa Rica, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia
EmboCath Infusion Catheter	Peripheral embolization procedures	United States, Canada, European Union, Argentina, Brazil, Costa Rica, Panama and China
Segway Guidewire	Peripheral embolization procedures	United States, Canada, European Union, Argentina, Brazil, Costa Rica, Panama and China
HepaSphere Microspheres	Liver cancer	European Union and clinical evaluation in Japan

Products under Research and Development

PRODUCT	POTENTIAL MARKETS	DEVELOPMENT STATUS

QuadraSphere Microspheres	Hypervascularized tumors and arteriovenous malformations	510(k) application submitted to the FDA
MR—(magnetic resonance) - Embosphere Microspheres	Uterine fibroids, hypervascularized tumors and other arteriovenous malformations	Preclinical research—animal studies
EmboCath Plus Infusion Microcatheter	Peripheral embolization procedures	Preclinical research—animal studies
Sequitor Steerable Guidewire	Peripheral embolization procedures	Preclinical research—animal studies

Embosphere Microspheres

Our Embosphere Microspheres and EmboGold Microspheres products are intended for use in embolotherapy to block or control the blood supply to certain tumors and other vascular malformations. In November 2002, following successful completion of our clinical studies, we received regulatory clearance in the United States from the FDA for use of our Embosphere Microspheres in treating uterine fibroids. In April 2000, we received 510(k) marketing clearance from the FDA of our Embosphere Microspheres for hypervascularized tumors and arteriovenous malformations.

We believe that UFE will become the principal application for our microsphere products. The majority of our revenues are currently derived from the sale of our Embosphere Microspheres for UFE. Uterine fibroid embolization is a minimally invasive procedure, performed principally by interventional radiologists, in which microspheres are injected through a small catheter into the blood vessels that supply the uterus. Blood flow guides these particles into the network of vessels that preferentially flow toward the fibroids, thereby preferentially blocking the blood supply to the fibroids, but not to the surrounding healthy tissue. The goal of the uterine fibroid embolization procedure is to eliminate the flow of blood to the uterine fibroids, thereby causing fibroid shrinkage and alleviating related symptoms, while preserving normal uterine and ovarian function.

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

Although the effect of uterine fibroid embolization on continued fertility or fetal development has not been studied extensively, and our 510(k) clearance does not include women who intend future pregnancy, we believe that uterine fibroid embolization has the potential to preserve the fertility of at least some of the patients that would otherwise be lost through hysterectomy or may be compromised by the use of current therapies or technologies, and to reduce or eliminate the risk of recurrence of the uterine fibroid tumor and the complications associated with myomectomy. Most uterine fibroid embolization procedures can be performed in less than one hour, while the patient is sedated, but awake. The patient often stays overnight in the hospital to manage any discomfort and/or pain associated with the procedure and typically returns to everyday activities in several days. In contrast, hysterectomy patients undergo general anesthesia, stay in the hospital for two to three days, and have a recovery period lasting up to six to eight weeks.

We believe Embosphere Microspheres are also being used in other disease areas and procedures, including liver cancer and arteriovenous malformations, although we are currently devoting most of our internal efforts to marketing and selling this product for UFE.

Embosphere Microspheres have a variety of characteristics that may make them preferable to other currently marketed particles. These include:

•       Uniform Spherical Shape/Calibrated Particle Size.   We are able to synthesize beads with uniform sizing and a spherical shape. When embolic materials are non-spherical or irregularly sized, as is the case with the polyvinyl alcohol, or PVA particles that have been historically used in these applications, clinicians find vessel targeting more difficult and may also experience an increased incidence in unwanted embolization of blood vessels away from the site of the tumor.

•       Compliant and Resilient Properties.   We have developed a soft, elastic microsphere that has the capability to compress significantly, thus facilitating delivery through very small catheters known as microcatheters. Many clinicians prefer using microcatheters during embolization, since such catheters minimize the frequency of artery or vessel spasm during the procedure. Vessel spasm can be of particular concern during uterine fibroid embolization as it can disrupt the flow of blood, which clinicians rely on during embolization to direct the microspheres to the vessel targeted for occlusion.

•       Hydrophilic Properties.   As a result of the materials used to manufacture microspheres, our products are hydrophilic, which means that they absorb moisture. This characteristic is important in that it prevents the microspheres from clumping in the catheter or in the artery during the procedure.

•       Nonbiodegradability.   Our microspheres are composed of a synthetic three-component polymer that is compatible with the human body. This polymer is insoluble and nonbiodegradable. We believe, therefore, that our Embosphere Microspheres are an appropriate agent for permanent vessel occlusion.

•       Cell Adhesion.   Our Embosphere Microspheres are cross-linked with a cell adhesion promoter composed of gelatin, which is designed to enhance a stable and complete occlusion of the vessel.

•       Charged Surface Property.   Our microspheres are positively charged, enhancing attraction to the negatively charged blood vessel wall. This attachment to the vessel wall minimizes the potential for the microspheres to migrate to nontargeted vessels.

Embosphere Microspheres are currently available in six sizes, from 40 to 1,200 microns. They are designed to precisely fit the blood vessels, resulting in targeted and controlled occlusion. They can be used with our accessory catheter products or with any other commercially available catheter and delivery systems.

EmboGold Microspheres

Our EmboGold Microspheres product was launched in the United States in September 2001 after receiving FDA clearance for treatment of hypervascularized tumors and arteriovenous malformations. In March 2002, we received CE mark approval in the European Union. This product enhancement adds color to the microspheres for improved visibility during preparation and injection. We do not have FDA clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and have determined not to seek such approval at this time. We made this decision because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitutes approximately 2% of the total number of patients receiving the UFE procedure using EmboGold Microspheres, reported a delayed onset of pain and/or rash.

HepaSphere Microspheres

HepaSphere Microspheres are marketed in the European Union and have been sold in limited quantities under private import restrictions in Japan, where it is in clinical evaluation for the treatment of primary liver cancer. We intend to seek regulatory approval of the HepaSphere MicroSpheres in Japan, but we do not expect regulatory approval to market HepaSphere Microspheres in Japan in the near term. On March 13, 2006, we announced that we have instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. HepaSphere Microspheres are contained in a prefilled vial that is in turn packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. We are not aware of any adverse events resulting from the defects in the paper packaging. Sales of HepaSphere Microspheres outside of the United States are expected to resume once a new packaging design is produced and validated.

The product attributes of HepaSphere Microspheres are:

•       an ability to expand and absorb fluids, such as saline, contrast agents and human serum, that create expansion to 4 times its dry state diameter in vivo—64 times its initial volume—while maintaining its spherical form;

•       a high degree of conformity to vessel anatomy;

•       a capability for complete occlusion of a vessel with, on average, just a single particle; and

•       the ability to carry a chemotherapeutic agent.

Like treatment of uterine fibroids, targeted liver embolotherapy is intended to starve the liver tumor without damaging the surrounding tissue or causing any adverse side effects on other parts of the body, such as those associated with chemotherapy and radiation. In May 2000, we obtained a worldwide exclusive royalty-bearing license to HepaSphere Microsphere from Dr. Shinichi Hori.

Delivery Systems

During 2002, we introduced our EmboCath Infusion Catheter and our Segway Guidewire, which are products used to deliver embolization material into the target area. These delivery system devices are intended for peripheral embolization procedures, which are procedures in parts of the body other than the head, heart or vascular system. We are seeking to further develop this pipeline with new delivery products and product enhancements.

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

QuadraSphere Microspheres

Our absorbing and expanding QuadraSphere Microsphere product under development is identical in all respects to HepaSphere Microspheres, which are marketed outside of the United States. In September 2005, we submitted a 510(k) application to the FDA seeking United States marketing clearance for our QuadraSphere Microspheres product candidate for the treatment of hypervascularized tumors and peripheral arteriovenous malformations.

MR- (magnetic resonance visible sphere)—Embosphere Microspheres

Our MR-Embosphere Microsphere product under development is intended to enhance our Embosphere Microspheres with features that make the microspheres visible under magnetic resonance imaging, or MRI. Non-invasive detection of microspheres may be useful to enable image-guided therapy as well as to optimize patient care. This product candidate is currently in the preclinical research stage.

EmboCath Plus Infusion Microcatheter and Sequitor Steerable Guidewire

Our current delivery system product candidates under development include the EmboCath Plus Infusion Microcatheter and the Sequitor Steerable Guidewire. With these product candidates, we intend to build on the advantages of our first generation embolic delivery system, adding enhanced tracking, torque response and coating technology to the product lines. These product candidates are being specifically designed to be used together to optimize flexibility for use in UFE and liver procedures. Each of these product candidates is currently in the pre-clinical research stage.

Other Nonstrategic Products

We also sell barium delivery kits and other ancillary products in the European Union. We purchase barium from a third party and resell it for use in gastrointestinal medical testing. We sell other ancillary devices as medical products for hospital and physician use. While we generated a portion of our revenues in 2005 and 2004 from these nonstrategic products, we do not expect these products to be a significant component of our future sales.

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

No single customer accounted for more than 10% of our revenue in 2005.

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

During the fiscal years ended December 31, 2005, 2004, and 2003, research and development expenses were $2.36 million, $2.11 million and $2.34 million, respectively.

COMPETITION

We encounter, and expect to continue to encounter, competition in the sale of our current and future embolotherapy and delivery system products. The primary competitive embolotherapy product has been polyvinyl alchol, or PVA particles, a product introduced into the market more than 20 years ago. Our principal competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are Angiodynamics Incorporated, Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson and Johnson Company, Pfizer, Inc. and Terumo Corporation, as well as companies selling or developing non-embolotherapy solutions for the disease states targeted by us. Currently, the primary products with which our microspheres compete for some of our applications are spherical PVA, sold by Boston Scientific Corporation, Biocompatibles and Terumo, gel foam, sold by Pfizer, and non-spherical PVA, sold by Boston Scientific, Angiodynamics and Cook. Many of our current competitors have, and our future competitors are likely to have, greater financial, operational, sales and marketing resources and more experience in research and development than we have. We compete primarily on the basis of product performance, ease of use, degree of targeted embolization control, and quality of patient outcome. Within the field of uterine artery embolization, we believe we are the market share leader and one of only two companies in the United States to have embolic products specifically indicated for use in UFE. Boston Scientific, which markets both a PVA product and a next-generation spherical PVA product, is our principal competitor in this area of the market. Based on both research and clinical studies conducted on our product for UFE, we believe we offer physicians a high degree of ease of use, targeted delivery, durable vessel occlusion, and therefore satisfactory short and long-term clinical outcomes, when compared to our competitors.

GOVERNMENT REGULATION

FDA Regulation.   The FDA, and other federal, state, local, and foreign authorities, regulate our products and manufacturing activities. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated under that act, the FDA regulates the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Before a new device that we develop can be introduced into the market, we must obtain marketing clearance through a 510(k) notification or approval through a premarket approval application.

Changes in Approved Devices.   We must obtain new FDA 510(k) clearance or premarket approval when there is a major change or modification in the intended use of a legally marketed device or a change or modification, including product enhancements, to a legally marketed device that could significantly affect its safety or effectiveness.

Current Good Manufacturing Practices and Reporting.   The Federal Food, Drug, and Cosmetic Act requires us to comply with Current Good Manufacturing Practices and the Quality Systems Regulation. We must comply with various quality control requirements pertaining to all aspects of our product design and manufacturing process, including requirements for packaging, labeling and record keeping, including complaint files. The FDA enforces these requirements through periodic inspections of medical device manufacturing facilities. In addition, the medical device reporting regulation requires us to inform the FDA whenever information reasonably suggests that one of our devices may have caused or contributed to death or serious injury, or when one of our devices malfunctions, if the device would be likely to cause or contribute to a death or a serious injury in the event the malfunction recurred. We believe that we, and all of our contract manufacturers, are in compliance with applicable Current Good Manufacturing Practices and the Quality Systems regulations and with medical device reporting requirements.

Labeling and Advertising.   Labeling and promotional activities are also subject to scrutiny by the FDA. Among other things, labeling violates the law if it is false or misleading in any respect or it fails to contain adequate directions for use. Moreover, claims that are outside the labeling either approved or cleared by the FDA may violate the Federal Food, Drug, and Cosmetic Act.

Our product promotion is also subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, which prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce, as well as unfair or deceptive practices such as the dissemination of any false advertisement pertaining to medical devices.

Import Requirements.   To import a device, the importer must file an entry notice and bond with the United States Customs Service pending an FDA decision on the product’s admissibility. All devices are subject to FDA examination before release from Customs. Any article that appears to be in violation of the

Federal Food, Drug, and Cosmetic Act may be refused admission and a notice of detention and hearing may be issued.

Export Requirements.   Products for export from Europe and from the United States are subject to foreign countries’ import requirements and the FDA’s or European regulating bodies’ exporting requirements. In addition to the import requirements of foreign countries, we must also comply with the U.S. laws governing the export of products regulated by the FDA. However, foreign countries often require, among other things, an FDA certificate for products for export. To obtain this certificate from the FDA, the device manufacturer must certify to the FDA that the product has been granted clearance or approval in the United States and that the manufacturing facilities are in compliance with Good Manufacturing Practices regulations at the time of the last FDA inspection.

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

Foreign Regulations.   Medical device laws are also in effect in many countries outside of the United States. These range from comprehensive device approval requirements for some or all of our medical device products to simpler requests for product data or certification. The number and scope of these requirements are increasing. Sales of medical devices in the European Union are subject to the European Medical Device Directive. This directive contains requirements for quality system and product performance guidelines with which all manufacturers must comply. These guidelines contain quality system guidelines and preproduction product design verification that closely resemble current FDA requirements. In February 2006, we obtained ISO 13485:2003 Quality Management Systems Requirements for Regulatory Purposes certification showing that our French manufacturing procedures and facilities comply with standards for quality management.

Failure to Comply.   Failure to materially comply with applicable federal, state and foreign medical device laws and regulations would likely have a material adverse effect on our business. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes.

Environmental Regulations.   We are subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment, as well as health and safety. In the course of our business, we are involved in the handling, storage and disposal of limited amounts of certain chemicals. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Usually these environmental laws and regulations impose “strict liability,” rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for acts that were in compliance with all applicable laws at the time the acts were performed. We have not been required to expend material amounts in connection with our efforts to comply with environmental requirements or that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Failure to comply with applicable environmental and related laws could have a material adverse effect on our business. In addition, because the requirements imposed by such laws and regulations are frequently changed, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position.

Anti-Kickback Statutes.   The federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under a federal healthcare program such as Medicare or Medicaid. The definition of remuneration has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal healthcare programs, the statute has been violated. The law contains a few statutory exceptions, including payments to bona fide employees, certain discounts and certain payments to group purchasing organizations. Violations can result in significant penalties, imprisonment and exclusion from Medicare, Medicaid and other federal healthcare programs. Exclusion of a manufacturer would preclude any federal healthcare program from paying for its products. In addition, some enforcement officials have argued that kickback arrangements can provide the basis for an action under the Federal False Claims Act, which is discussed in more detail below.

The Anti-Kickback Statute is broad and potentially prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of Health and Human Services, or OIG, has issued a series of regulations, known as the safe harbors, beginning in July of 1991. These safe harbors set forth provisions that, if all the applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Arrangements that implicate the Anti-Kickback Statute, and that do not fall within a safe harbor, are analyzed by the OIG on a case-by-case basis.

Government officials have focused recent enforcement efforts on, among other things, the sales and marketing activities of healthcare companies, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal pleas.

In addition to the Federal Anti-Kickback Statute, many states have their own kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same exceptions or safe harbors. In some states, these anti-kickback laws apply with respect to all payors, including commercial health insurance companies.

False Claims Laws.   Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused submission of false claims. The Federal Civil False Claims Act also includes whistle blower provisions that allow private citizens to bring suit against an entity or individual on behalf of the United States and to recover a portion of any monetary recovery. Many of the recent highly publicized settlements in the healthcare industry related to sales and marketing practices have been cases brought under the False Claims Act. The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

Privacy and Security.   HIPAA and the rules promulgated thereunder require certain entities, referred to as covered entities, to comply with established standards, including standards regarding the privacy and security of protected health information, or PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. While not directly regulated by HIPAA, a business associate may face significant contractual liability pursuant to such an agreement if the business associates breaches the agreement or causes the covered entity to fail to comply with HIPAA. In the course of our business operations, we have entered into several business associate agreements with certain of our customers that are also covered entities. Pursuant to the terms of these business associate agreements, we have agreed, among other things, not to use or further disclose the covered entity’s PHI except as permitted or required by the agreements or as required by law, to use reasonable safeguards to prevent prohibited disclosure of such PHI and to report to the covered entity any unauthorized uses or disclosures of such PHI. Accordingly, we incur compliance related costs in meeting HIPAA-related obligations under business associates agreements to which we are a party. Moreover, if we fail to meet our contractual obligations under such agreements, we may incur significant liability.

In addition, HIPAA’s criminal provisions could potentially be applied to a non-covered entity that aided and abetted the violation of, or conspired to violate HIPAA, although we are unable at this time to determine conclusively whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. Also, many state laws regulate the use and disclosure of health information, and are not necessarily preempted by HIPAA, in particular those laws that afford greater protection to the individual than does HIPAA. Finally, in the event we change our business model and become a HIPAA covered entity, we would be directly subject to HIPAA, its rules and its civil and criminal penalties.

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

In January 1998, we entered into an agreement with L’Assistance Publique-Hopitaux De Paris, referred to as AP-HP, pursuant to which AP-HP has granted us the exclusive right to use two United States patents and their foreign counterparts that we jointly own with AP-HP relating to Embosphere Microspheres. We are required to pay to AP-HP a royalty on the commercial sale of any products that incorporate technology covered by the patents. We may only sublicense these exclusive rights under the agreement with the prior written consent of AP-HP, which consent cannot be unreasonably withheld. The rights granted under the contract are for an initial period, which ends on September 16, 2009, and are renewable by mutual agreement between the parties. The agreement can be terminated on three months’ notice by either party if the other party does not perform one or more of its obligations under the agreement and fails to cure its nonperformance during the notice period. These jointly-owned U.S.and foreign counterpart patents will expire in 2014 and 2012, respectively.

In 2000, we entered into an agreement with Dr. Shinichi Hori, pursuant to which we have an exclusive royalty-bearing license to Japanese patent rights for our HepaSphere Microsphere product. These patent rights expire in 2012. We continue to develop this technology and we are prosecuting U.S. and foreign patent applications related to this technology. However, present applications may not issue as patents, and these patents, if issued, may not provide us with sufficient protection against competitors. Further, we may be required to obtain additional licenses concerning the Japanese patent application and any licenses, if obtained, may not be on terms that are acceptable to us.

In addition to those listed above, we have a number of United States and foreign patents and pending applications related to our microsphere technology and uses thereof. For example, we have at least four U.S. and two foreign patents, and five U.S. and ten foreign counterpart pending applications related to microspheres and uses thereof for tissue bulking, tissue construction, dermal augmentation, and the treatment of gastroesophageal reflux disease, or GERD, and urinary incontinence. The issued U.S. and foreign counterpart patents expire at various dates between 2019 and 2020. We also have at least three U.S. and four foreign counterpart pending applications related to microspheres and uses thereof for drug delivery and gene therapy. Additionally, we have at least one patent and one pending application in each of the United States and Europe related to PVA microspheres useful for embolization and methods thereof. The U.S. and European PVA patents expire in 2019. Other U.S. and foreign counterpart patent applications have also issued or are currently pending. The subjects of these patents and applications include new materials for embolization, new methods of using our materials for embolization and other applications, as well as new uses of our materials outside of embolization.

The subjects of these patents and applications include new materials for embolization, new methods of using our materials for embolization and other applications, as well as new uses of our materials outside of embolization.

We currently own the following U.S. trademarks:

•       BioSphere®

•       Embosphere®

•       EmboGold®

•       EmboCath®

•       Segway®

•       Pinstripe®

•       Sequitor™

•       QuadraSphere™

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

We have one granted European Patent, EP 1128816, related to PVA microspheres useful for embolization and methods thereof. We have validated this European patent in Germany, Spain, France, United Kingdom and Italy. On January 13, 2005, we were notified of a Notice of Oppositions filed by Biocompatibles UK Limited on December 23, 2004 against this European patent. We have filed a response to the Notice of Opposition and an auxiliary claim set on August 11, 2005. We will continue defending our European PVA patent in this proceeding. While we are not able to predict the outcome of this proceeding, it will not impact our ability to sell our Embosphere Microsphere products, which are not comprised of PVA.

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

EMPLOYEES

As of December 31, 2005, we employed 69 persons. Of these employees, seven are primarily engaged in research, development and clinical activities, 22 are engaged in manufacturing, 30 are engaged in sales and marketing, and the remainder are engaged in finance and administration. Of these 69 persons, 34 are located in the United States and 35 are located in France.

Our employees in the United States are not covered by a collective bargaining agreement. In Europe, our employees are covered by the provisions of an agreement setting forth national guidelines and standards for labor relations within our industry. We consider our relations with our employees to be good.

Item 1A.                RISK FACTORS

Investing in our common stock involves a high degree of risk. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we deem immaterial may also impair our business operations. Any of the following risks could materially adversely affect our business, operating results and financial condition and could result in a complete loss of your investment.

Risks Relating to Our Future Profitability, Our Financial Results and Need For Financing

Because we have a history of losses and our future profitability is uncertain, our common stock is a speculative investment.

We have incurred operating losses since our inception and, as of December 31, 2005, had an accumulated deficit of approximately $78.80 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses in 2006, as we continue our research, development and commercialization efforts.

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

We believe that our existing cash and other working capital (including the proceeds from our recent sale of securities in February 2006), together with anticipated proceeds from  sales of our products will be sufficient to fund our operating and capital requirements, as currently planned through 2007.

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

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, the amount of revenues we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; anticipated research and development efforts; cost and time involved in preclinical and clinical testing; costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review; and the market’s acceptance of any approved products.

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

Our operating results could fluctuate significantly from quarter to quarter. These fluctuations may be due to a number of factors, including:

the timing and volume of customer orders for our products;

•     procedure cancellations;

•     introduction or announcement of competitive products;

•     regulatory approvals;

•     product recalls;

•     turnover in our direct sales force;

•     timing and amount of expenses;

•     reductions in orders by our distributors;

•     effectiveness of new marketing and sales program;

•     changes in management;

•     negative publicy; and

•     general economic conditions.

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

Our microspheres are based on new technologies and therapeutic approaches. In the United States, we began selling our microsphere product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in the embolization of uterine fibroids. Our success will depend upon increasing acceptance by the medical community, patients and third-party payers that our Embosphere Microspheres and other products are medically therapeutic and cost effective. Our embolotherapy techniques are administered by interventional radiologists. To date we have not achieved widespread market acceptance of our Embosphere Microspheres or other products. In the treatment of uterine fibroids using UFE, we believe that we have not yet achieved widespread acceptance primarily because obstetrics and gynecology physicians may elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require a referral to another specialist, such as an interventional radiologist. The majority of our revenues are from the sale of our EmboSphere Microsheres for UFE. Accordingly, our future success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

Negative publicity associated with any adverse medical effects attributed to embolization treatments generally, or our products specifically, may create the market perception that our products are unsafe. For example, patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, rashes, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. We are also aware that a small number of the patient population, which we believe constitutes approximately 2% of those receiving the UFE procedure using EmboGold Microspheres, reported a delayed onset of rash and/or pain.

If our microsphere products are not properly used or if the market concludes that our products are not safe or effective, our business could be adversely affected.

Our microspheres are designed to permanently occlude targeted blood vessels. There is some risk that some or all of the microspheres used in a medical procedure may travel in the blood system to sites other than the intended surgical site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death. Moreover, to use our microspheres correctly for a particular medical procedure, trained physicians must select and use the proper size and quantity. A physician’s selection and use of the wrong size or quantity of our microspheres could potentially have significant adverse health effects on the patient, including death. It is necessary for us to educate physicians about the selection and use of the proper size and quantity of microspheres in patient therapy. In addition, there is only limited data concerning the long-term health effects on persons receiving embolotherapy using our microspheres. For example, the effect of UFE on continued fertility has not yet been specifically studied, and our FDA clearance for Embosphere Microspheres currently does not include women who desire future pregnancy.

If we are not able to successfully educate physicians to properly use our product, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims, product recalls, fines or other penalties or enforcement actions by regulatory agencies and associated adverse publicity. For example, in September 2005, we were named as a defendant in a product liability lawsuit in which the defendant, a minor child, claims that he was rendered blind in both eyes as a result of the use of our Embosphere Microsphere product during a nasal angiofibroma embolization. See “We may be exposed to product liability claims, and if we are unable to obtain or maintain adequate product liability insurance, then we may have to pay significant monetary damages in a successful product liability claim against us.” While we have product liability insurance, we may not be able to maintain such insurance at favorable rates, or at all, and any successful judgments against us could exceed our coverage. In addition, we have provided to our customers a satisfaction guarantee that requires us to accept the return of any inventory and credit the entire amount of the original order if a properly trained customer is not satisfied with the performance of our microspheres or our delivery system products.

If we experience adverse publicity or are subject to product liability claims, excessive guarantee claims, recalls, fines and the like, we will be unable to achieve widespread market acceptance of our microsphere products and achieve profitability. For example, in March 2006, we announced that we had instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. HepaSphere Microspheres are contained in a prefilled vial that is in turn packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. Although we are not aware of any adverse events resulting from the defects in the paper packaging, our voluntary recall of this product could result in reputational harm or a perception that the product is not safe, either of which could adversely affect market acceptance of our microsphere products.

If we do not successfully market and promote our Embosphere Microspheres for use in uterine fibroid embolization, our product revenues will not increase.

In the first quarter of 2003, we launched our ask4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third-party payers of UFE as an alternative treatment for fibroids. We believe the majority of our revenues in the United States for the two years ended December 31, 2005 were derived from the sale of Embosphere Microspheres for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve widespread acceptance of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased widespread acceptance, our product revenues, profitability and success will be adversely affected. We are continuing to market EmboGold Microspheres for use in hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of December 31, 2005, we had EmboGold inventory with a carrying value of $228,000, including in-process inventory of $144,000 and finished goods syringes of $84,000. We currently believe no provision for the write-off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

If we do not maintain our relationships with the healthcare community, our growth will be limited and our business could be harmed. If gynecologists, obstetricians, interventional radiologists and other healthcare providers do not recommend and endorse our products, our sales may decline or we may be unable to increase our sales and profits.

Our relationships with gynecologists, obstetricians, interventional  radiologists and other healthcare providers are critical to our continued growth. We believe that these relationships are based on the quality of our products, our long-standing commitment to embolotherapy treatments, our marketing efforts and our presence at medical society and trade association meetings. Any actual or perceived diminution in our reputation or the quality of our products, or our failure or inability to maintain these other efforts could damage our current relationships, or prevent us from forming new relationships, with healthcare professionals and cause our growth to be limited and our business to be harmed.

In order for us to sell our products, healthcare professionals must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from this community. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to traditional methods of treatment and the products of our competitors, and on training healthcare professionals in the proper application of our products. If we are not successful in obtaining the recommendations or endorsements of gynecologists, obstetricians, interventional  radiologists and other healthcare professionals for our products, our sales may decline or we may be unable to increase our sales and profits.

If we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and increasing our sales.

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, Asia and in South America. In 2003, we began a marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. We currently have a sales force of 18 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentive to maintain our sales force or to attract new sales personnel or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

•       provide or assure that distributors provide the technical and educational support customers need to use our products successfully;

•       establish and implement successful sales and marketing and education programs that encourage our customers to purchase our products;

•       manage geographically dispersed operations; and

•       modify our products and marketing and sales programs for foreign markets.

We currently have distribution agreements with approximately 45 third-party distributors. Any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products, thereby exposing us to potential expenses in terminating such distribution agreements. For example, our subsidiary, BioSphere Medical S.A., or BSMA, ended its distribution agreement with Terumo N.V. in 2002 in part because of Terumo’s failure to achieve sales forecasts agreed upon by the parties. As a result of subsequent litigation in December 2004, BSMA was required to pay Terumo approximately $784,000 in damages arising from such termination and incurred additional legal and administrative expenses incident to the legal proceeding. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

We may be required to expend significant resources for research, development, testing and regulatory approval of our products under development, and these products may not be developed successfully.

We are developing and commercializing products for medical applications using embolotherapy techniques. Most of our next-generation embolotherapy product candidates, including MR-Embosphere Microspheres, EmboCath Plus Infusion Microcatheter and Sequitor Steerable Guidewire, are still in the early stages of research and development. Our products may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, engineering, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

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

We derived approximately 13% of our revenues for the period ended December 31, 2005 from the sale of nonstrategic medical products that we expect will constitute a less significant portion of our revenues on an ongoing basis. These nonstrategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, we estimate that a significant portion of our revenues for the years ended December 31, 2005 and 2004 were derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek, clearance from the FDA to market. We made the decision not to seek FDA clearance for our EmboGold Microsphere product because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of rash and/or pain. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

We may be exposed to product liability claims, and if we are unable to obtain or maintain adequate product liability insurance, then we may have to pay significant monetary damages in a successful product liability claim against us.

The development and sale of medical devices entails an inherent risk of product liability. For example, if we are not able to successfully educate physicians to properly use our products, if patients experience adverse side effects in procedures in which our products are used, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims. Although we maintain insurance, including product liability insurance, we cannot provide assurance that any claim that may be brought against us will not result in court judgments or settlements in amounts that are in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance.

In August 2005, we were named as a defendant in a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, which we refer to as the Pingel Claim. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our Embosphere Microspheres in a juvenile nasal angiofibroma embolization. Plaintiffs seek compensatory and punitive damages. Although we currently maintain product liability insurance coverage for our products, including the Embosphere Microsphere product that is the subject of the Pingel claim, our existing insurance and any additional insurance we may subsequently obtain may not provide us with adequate coverage against all potential claims. For example, although our product liability insurer has agreed to vigorously defend us with regards to all of the counts set forth against us in the Pingel Claim, the insurer has advised us in writing that any verdict against us for punitive damages is specifically excluded from coverage. The insurer has also advised us that it does not waive any other defenses to coverage that may apply.

Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure additional insurance coverage in the future. A product liability claim, whether meritorious or not, could be time consuming, distracting and expensive to defend, could be harmful to our reputation, could result in a diversion of management and financial resources away from our primary business and could result in product recalls. In any such case, our business may suffer.

We have instituted a voluntary recall of our HepaSphere Microspheres product in the European Union and Japan, which may result in decreased market acceptance of this product and reputational harm, as well as hindering our ability to generate revenue from sales of the product.

On March 13, 2006, we announced that we have instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. We received CE mark approval to sell HepaSphere Microspheres in the European Union in 2004 and commercial launch began in late 2005. We also have had limited sales of HepaSphere Microspheres in Japan under private import restrictions.  HepaSphere Microspheres are contained in a prefilled vial that is in turn packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. Although we are not aware of any adverse events resulting from the defects in the paper packaging, our voluntary recall of this product could result in reputational harm or a perception that the product is not safe, either of which could adversely affect market acceptance of our microsphere products and result in decreased sales. In addition, we may encounter unanticipated delays and expenses relating to correcting the packaging defect, which could adversely affect our operating results.

If we are not able to compete effectively, we may experience decreased demand for our products, which may result in price reductions.

We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. We have experienced increased competition since receiving FDA approval for use of our Embosphere Microspheres for UFE. Our success depends upon our ability to develop and maintain a competitive position in both the embolotherapy and related delivery systems markets. Our key competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are Angiodynamics Incorporated, Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson and Johnson Company, Pfizer, Inc. and Terumo Corporation. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products quicker or at less cost, that compete with our microsphere products and related delivery systems. In addition, we may experience decreased demand for our products if these or other competitors announce that they have begun to develop products that compete with our products. For example, in 2004, some of our competitors provided free or reduced-price samples of competing forms of microspheres for the treatment of medical procedures for which our Embosphere Microspheres are indicated. The availability of these free or reduced-price samples has had, and may continue to have, a material adverse effect on our product revenues, primarily due to a loss of market share for the sale of our products. Currently, the primary products with which our microspheres compete for some of our applications are spherical PVA, sold by Boston Scientific, Terumo and Biocompatibles, and gel foam, sold by Pfizer, and non-spherical PVA, sold by Angiodynamics, Boston Scientific and Cook. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our market and continue to commercially develop our business. Moreover, we may not be able to compete effectively, and competitive pressures may result in less demand for our products and impair our ability to become profitable.

In the treatment of symptomatic uterine fibroids, we also compete with obstetrics and gynecology physicians who elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require referral to another specialist.

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

Initiatives to limit the growth of healthcare costs, including price regulation, are underway in the United States and other major healthcare markets. For example, these proposals include prescription drug benefit legislation recently enacted in the United States, and healthcare reform initiatives proposed in certain state and local jurisdictions and other countries. While these initiatives have in many cases related to pharmaceutical pricing, implementation of more sweeping healthcare reforms in significant markets may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician’s selection of products used to treat patients.

If we do not retain our senior management, other key employees, scientific collaborators and advisors, we may not be able to successfully implement our business strategy.

The loss of key members of our management team could harm us. We have recently experienced significant changes in management. In late 2004, Richard Faleschini, our president and chief executive officer, Gary M. Saxton, our executive vice president and chief operating officer, and Martin Joyce, our executive vice president and chief financial officer, joined our company. Our former president and chief executive officer only served as our president and chief executive officer for approximately 27 months; our former vice president of U.S. sales and marketing served as our vice president of U.S. sales for approximately 34 months; and our former vice president of research and development served for approximately five years. Our success is substantially dependent on our ability  to retain members of our senior management and other key employees. We do not carry key man life insurance on any of our executive officers or other personnel.

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

As of March 1, 2006, Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 23% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, two of our directors are executive officers of Sepracor and we have granted board observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitled them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

The holders of our series A preferred stock have the right to an adjustment in the conversion rate of the series A preferred stock if we issue securities at a price below the purchase price paid by these holders. These provisions could substantially dilute stockholders’ interest in BioSphere in the event of future financing transactions. The holders of series A preferred stock also have the right to receive a 6% dividend per annum which, at our election, may be paid in cash or additional shares of series A preferred stock. To date all such dividend payments have been made in additional shares of series A preferred stock. If such dividends continue to be paid in stock, this dividend could also further dilute stockholders’ ownership interest. In addition, the holders of our series A preferred stock have the right to participate in future capital raising transactions by BioSphere. The existence of this right may reduce our ability to establish terms with respect to, or enter into, any financing with parties other than the investors.

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

We are subject to regulation by government agencies in the United States and abroad with respect to the manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. For example, our products are subject to approval or clearance by the FDA prior to commercial marketing in the United States. Similar regulations exist in most major foreign markets, including the European Union, Latin America and Asia. The process of obtaining necessary regulatory approvals and clearances will be time-consuming and expensive for us. If we do not receive required regulatory approval or clearance to market our products, or if any approvals or clearances we have received are revoked or terminated, we may not be able to develop and commercialize our products and become profitable, and the value of our common stock may decline.

We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by regulatory authorities outside the United States. Many foreign regulatory authorities, including those in major markets such as Japan and China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our medical device candidates.

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

Even if we obtain the necessary FDA clearances or approvals, if we or our suppliers fail to comply with ongoing regulatory requirements our products could be subject to restrictions or withdrawal from the market.

We are subject to the Medical Device Reporting, or MDR, regulations that require us to report to the FDA if our products may have caused or contributed to patient death or serious injury, or if our device malfunctions and a recurrence of the malfunction would likely result in a death or serious injury. We must also file reports of device corrections and removals and adhere to the FDA’s rules on labeling and promotion. Our failure to comply with these or other applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following:

•       untitled letters, warning letters, fines, product seizures, injunctions and civil penalties;

•       administrative detention, which is the detention by the FDA of medical devices believed to be adulterated or misbranded;

•       customer notification, or FDA orders for repair, replacement or refund;

•       voluntary or mandatory recall or seizure of our products;

•       operating restrictions, partial suspension or total shutdown of production;

•       refusal to review premarket notification or premarket approval submissions;

•       rescission of a substantial equivalence order or suspension or withdrawal of a premarket approval; and

•       criminal prosecution.

If we are subject to an enforcement action, our ability to develop, market and sell our products successfully would be adversely affected, our reputation could be harmed and we may experience decreased market acceptance of our products.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and, if we are unable to fully comply with such laws, could face substantial penalties.

Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. If our past or present operations are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and financial condition would be harmed.

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

We do not know whether competitors have similar U.S. patent applications on file, since U.S. patent applications filed before November 28, 2000 or for which no foreign patents will be sought are secret until issued, and applications filed after November 28, 2000 are published approximately 18 months after their earliest priority date. Consequently, the United States Patent and Trademark Office could initiate interference proceedings involving our owned or licensed U.S. patent applications or issued patents. Further, there is a substantial backlog of patent applications at the United States Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

On January 13, 2005, we were notified of a proceeding brought before the European Patent Office on December 23, 2004 by Biocompatibles UK Limited challenging the patentability of the claims in our granted European Patent 1128816, which relates to certain PVA microspheres, their use in embolization and methods of manufacture related to such PVA microspheres. We are defending our European PVA patent in this proceeding. While we are not able to predict the outcome of this patent opposition proceeding, it will not impact our ability to sell our Embosphere Microsphere products.

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

We are dependent on various license agreements relating to each of our current and proposed products that give us rights under intellectual property rights of third parties. In particular, we have an agreement with L’Assistance Publique-Hopitaux De Paris, pursuant to which L’Assistance Publique-Hopitaux De Paris has granted us exclusive rights to use two jointly owned patents relating to Embosphere Microspheres. We also have an agreement with Dr. Shinichi Hori pursuant to which we have an exclusive royalty-bearing license to Japanese patent rights for our HepaSphere Microsphere product. We also have an agreement with Archimmed SARL pursuant to which we have an exclusive royalty-bearing license to patent rights for our MR-Embosphere Microsphere product, which is in development. Each of these agreements can be terminated on short notice by the licensor if we default on our obligations under the license and fail to cure such default after notice is provided. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party’s failure, to comply with the terms of any of these licenses could result in our losing our rights to the license, which could result in our being unable to develop, manufacture or sell products which contain the licensed technology.

Risks Relating to the Production and Supply of Our Products

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer.

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce and package all of our microsphere products in one manufacturing facility in France. In the United States, we have engaged Radius Medical Technologies, Inc. to supply our guidewire product and Concert Medical to supply and package our catheter product. Either we or any third-party manufacturer would likely experience significant delays or cessation in producing our products if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture and package our products at our facility in France, we may be required to enter into arrangements with one or more alternative contract manufacturing companies.

Even if we are able to identify alternative facilities to manufacture our products, if necessary, we may experience disruption in the supply of our products until such facilities are available. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not be available to us on acceptable terms or at all. Our failure to deliver products on a timely basis could lead to customer dissatisfaction and damage our reputation. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

Medical device manufacturers must adhere to the Quality System Regulation, or QSR, 21 Code of Federal Regulation Part 820, which is enforced by the FDA through its inspection program. The manufacturers may not be able to comply or maintain compliance. If any third-party manufacturers we engage fail to comply, their noncompliance could significantly delay our receipt of new product premarket approvals or result in FDA enforcement action, including an embargo on imported devices. For a premarket approval device, if we change our manufacturing facility or switch to a third-party manufacturer, we will be required to submit a premarket approval application supplement before the change is implemented.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers’ demands for our products in a timely manner or within budget.

We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately nine third-party vendors, including Radius Medical, from whom we purchase guidewires for our Segway Guidewire product, and Concert Medical, from whom we purchase catheters for our EmboCath Infusion Catheters product. We generally do not have long-term agreements with any of our suppliers. Our reliance on our suppliers exposes us to risks, including:

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

•     reduced control over pricing, quality and timely delivery due to difficulties in switching to alternative suppliers; and

•     the possibility that one or more of our suppliers could fail to be compliant with Quality System Regulations, 21 CFR Part 820.

Consequently, in the event that our suppliers delay or interrupt the supply of components for any reason, our ability to produce and supply our products could be impaired, which could lead to customer dissatisfaction and be harmful to our reputation.

Risks Relating to Our Foreign Operations

If we are unable to meet the operational, legal and financial challenges that we encounter in our international operations, we may not be able to grow our business.

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenues from the sale of our microspheres and other products in the European Union. For the years ended December 31, 2005 and 2004, approximately 27% and 30%, respectively, of our revenues were derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

•     failure of local laws to provide the same degree of protection against infringement of our intellectual property;

•     protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•    the requirement that we obtain regulatory approval or clearance in each country in which we choose to offer and sell our products;

•    in some jurisdictions, strict government regulated price controls;

•     complex reimbursement proedures;

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

The market price of our stock is highly volatile. From January 1, 2004 through March 1, 2006, the price of our common stock has ranged from a low of $2.12 to a high of $9.43. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

We currently lease office and manufacturing facilities in Rockland, Massachusetts, and Roissy, France. Our Rockland, Massachusetts office includes approximately 8,000 square feet of corporate offices and laboratory space pursuant to a seven-year lease expiring in March 2007 at a cost of $13,000 per month. On February 24, 2006, we entered into an amendment to this lease pursuant to which we increased the leased premises to a total area of approximately 13,000 square feet at a monthly cost of $19,500 per month, and the term of the lease is extended through February 28, 2009. Our Roissy, France facility includes approximately 18,000 square feet of office, laboratory and manufacturing space and is leased through May 2010 at a cost of  $20,000 per month.

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

We believe that the leased facilities in Rockland, Massachusetts and in Roissy, France are suitable to meet our current requirements and that suitable additional or substitute space will be available to us on commercially reasonable terms, if needed in the future.

Item 3.                        LEGAL PROCEEDINGS

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our Embosphere Microspheres in a juvenile nasal angiofibroma embolization or the negligence of the health care providers or both factors combined. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. We carry product liability insurance and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. We believe that this lawsuit is without merit and that we have viable defenses to the allegations in the complaint. Accordingly, we intend to defend against the claims vigorously.  However, we cannot give any assurance that we will prevail and we are currently unable to predict the impact, financial or otherwise, of this product liability litigation.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the quarter ended December 31, 2005.

EXECUTIVE OFFICERS

As of  March 1, 2006, our executive officers, their respective ages and their positions are as follows:

Name	Age	Position
Richard J. Faleschini	59	President and Chief Executive Officer
Gary M. Saxton	45	Executive Vice President and Chief Operating Officer
Martin J. Joyce	52	Executive Vice President and Chief Financial Officer
Peter C. Sutcliffe	56	Vice President, Manufacturing

Richard J. Faleschini has served as our President, and Chief Executive Officer since November 2004 and as a director of BioSphere Medical since March 2005. From 2003 to 2004, Mr. Faleschini served as Vice President and General Manager of the gynecology division at American Medical Systems Holdings, Inc., a supplier of medical devices to physicians specializing in the treatment of urological and gynecological disorders. From 1999 to 2003, Mr. Faleschini was Vice President of Marketing and Sales for American Medical Systems Holdings, Inc. From 1995 to 1999, he held executive marketing and general management positions at Medtronic, a medical technology company, with responsibilities in several sectors of their cardiac rhythm management, cardiac surgery, and interventional vascular businesses. His previous experience also includes executive marketing and sales management responsibilities at Cordis Corporation, Biomagnetic Technologies, and ATL/ADR Ultrasound. Mr. Faleschini received his B.S. in biology and M.S. in physiology from Michigan Technological University.

Gary M. Saxton has served as our Executive Vice President and Chief Operating Officer since January 16, 2006. He served as our Senior Vice President and General Manager from March 2005 until January 2006, and served as our Vice President of Marketing and Sales from November 2004 to March 2005. From 2001 to 2004, Mr. Saxton was a strategy consultant in the medical device industry. From 1999 to 2001, he was the Vice President of Sales and Marketing at Symphonix Devices, Inc. and the Vice President of Marketing at CardioGenesis Corporation, both publicly traded medical device companies. Mr. Saxton also previously held several marketing and strategy positions within Medtronic, Inc., both in the United States and Japan, including Director, Strategic Plan and Market Development Manager. He began his private sector career with IBM Corporation in a variety of sales, marketing and finance roles. Before IBM, he served as a Captain in the U.S. Army. Mr. Saxton holds a B.S. degree from the United States Military Academy, West Point, New York, and an M.B.A. from Harvard University, Boston, Massachusetts.

Martin J. Joyce has served as our Executive Vice President and Chief Financial Officer since January 16, 2006. He served as our Chief Financial Officer and Vice President from September 2004 to January 2006. From 2000 to 2004, Mr. Joyce served as Managing Partner of Stratex Group LLC, a provider of biopharmaceutical executive services to early-stage companies and venture investors. From 1996 to 2000, Mr. Joyce was North American Chief Financial Officer for Serono Inc. a biotechnology company. Prior to serving as North American Chief Financial Officer, Mr. Joyce held a variety of senior level positions within Serono, in finance, sales, marketing and manufacturing. Mr. Joyce was previously employed at Millipore and Bose Corporations focusing on strategic planning, product rationalization and return on investment analysis. Mr. Joyce received a B.S. in finance from Northeastern University and an M.B.A. from Suffolk University, Boston, Massachusetts.

Peter C. Sutcliffe has served as our Vice President, Manufacturing since October 2002. From 2001 to 2002, Mr. Sutcliffe served as the Vice President for North American Manufacturing for Whatman, Plc., a life science filtration company. From 1996 to 2001, he was the Chief Operating Officer for HemaSure Inc., a manufacturer and supplier of blood filters. From 1982 to 1996, Mr. Sutcliffe held the position of Vice President of Manufacturing for Corning Costar Company, a life science products company. Prior to Costar, he held manufacturing management positions with Millipore Corporation, a high technology bioscience company. Mr. Sutcliffe holds a B.S. in biology from the University of Richmond in Virginia and an M.B.A. from Sul Ross State University of Texas, Fort Bliss, Texas.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ National Market under the symbol “BSMD”. On March 1, 2006, the last reported sale price of our common stock on the NASDAQ National Market was $7.47 and there were approximately 140 stockholders of record. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

The following table shows the range of high and low sales prices per share of our common stock as reported on the NASDAQ National Market for the last two fiscal years.

	2005
	High	Low
First Quarter	$4.25	$3.50
Second Quarter	$5.00	$3.50
Third Quarter	$6.20	$4.27
Fourth Quarter	$8.60	$4.57

	2004
	High	Low
First Quarter	$5.70	$3.00
Second Quarter	$5.30	$2.50
Third Quarter	$4.00	$2.12
Fourth Quarter	$4.00	$2.27

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

Year Ended December 31,	2005	2004	2003	2002	2001
(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product sales	$18,484	$14,058	$12,803	$12,152	$8,752
License fees and collaboration revenues	—	100	—	—	250
Total revenues	18,484	14,158	12,803	12,152	9,002
Costs and expenses:
Costs of product sales	6,303	6,646	5,558	3,261	2,356
Research and development	2,359	2,113	2,344	3,714	4,427
Sales	6,185	5,322	5,892	5,035	6,137
Marketing	2,080	2,228	3,670	3,024	3,305
General, administrative and patent	4,219	4,154	3,359	4,263	3,725
Litigation costs	—	874	—	—	—
Total costs and expenses	21,146	21,337	20,823	19,297	19,950
Loss from operations	(2,662)	(7,179)	(8,020)	(7,145)	(10,948)
Other income (expense):
Interest income	225	92	135	398	794
Interest expense	(15)	(16)	(27)	(29)	(31)
Other	(442)	379	583	214	(72)
Loss before income taxes	(2,894)	(6,724)	(7,329)	(6,562)	(10,257)
Income tax benefit (provision)	93	(117)	(23)	181	(88)
Net loss	(2,801)	(6,841)	(7,352)	(6,381)	(10,345)
Preferred stock dividends	(495)	(68)	—	—	—
Net loss applicable to common stockholders	$(3,296)	$(6,909)	$(7,352)	$(6,381)	$(10,345)
Basic and diluted net loss per share applicable to common stockholders	$ (0.22)	$(0.49)	$(0.55)	$(0.49)	$(0.89)
Basic and diluted weighted average number of common shares outstanding	14,653	14,152	13,462	12,988	11,642

As of December 31,	2005	2004	2003	2002	2001
(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$ 8,774	$10,222	$7,575	$14,738	$23,119
Working capital	10,832	12,391	10,704	17,008	22,789
Total assets	17,495	19,391	17,002	23,928	29,984
Long-term debt and minority interest acquisition obligation	101	192	171	270	303
Stockholders’ equity	13,089	14,836	13,525	20,259	25,873

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We develop, manufacture and market products for medical applications using embolotherapy techniques. Embolotherapy is the therapeutic introduction of various substances into the circulation to occlude blood vessels, either to arrest or prevent hemorrhaging or to devitalize a structure or organ by occluding its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical beads with unique properties for a variety of applications. Typically, a procedure is performed by an interventional radiologist who injects Embosphere Microspheres through a catheter into the blood vessels that feed these target areas. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, designed to result in therapeutic benefit.

In 2005, we generated revenues primarily from product sales of our Embosphere Microspheres in North America and the European Union. We also generated revenues from product sales in other geographic territories, including the Middle East, Africa, South America, and Asia. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath Infusion Catheter and our Segway Guidewire, as well as our other non-embolotherapy products, including barium delivery kits, and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenues in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids using UFE.

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

We have experienced operating losses in each fiscal period since our inception. As of December 31, 2005, we had approximately $8.77 million in cash and cash equivalents and an accumulated deficit of approximately $78.80 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to incur operating losses in 2006 as we execute our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

On March 13, 2006, we announced that we have instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. HepaSphere Microspheres are contained in a prefilled vial that is in turn packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. We are not aware of any adverse events resulting from the defects in the paper packaging. Sales of HepaSphere Microspheres outside of the United States are expected to resume once a new packaging design is produced and validated.

Research and Development

The following table identifies each of the programs for which we have incurred research and development expenses in the years ended December 31, 2005, 2004 and 2003 and the current development phase of each.

Product / Product Candidate	Development Status
Embosphere Microspheres

Approved for UFE, hypervascularized tumors and other arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Colombia, Costa Rica, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia

EmboGold Microspheres

Approved for hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Colombia, Costa Rica, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia

EmboCath Infusion Catheter	Approved for peripheral embolization procedures including UFE and liver embolization in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Panama and China
Segway Guidewire	Approved for peripheral embolization procedures including UFE and liver embolization in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Panama and China
HepaSphere Microspheres	CE Mark approval obtained in the European Union; clinical evaluation in Japan
QuadraSphere Microspheres	510(k) application submitted to the FDA
MR (magnetic resonance)—Embosphere Microspheres	Preclinical research—animal studies
EmboCath Plus Infusion Microcatheter	Preclinical research—animal studies
Sequitor Steerable Guidewire	Preclinical research—animal studies

Research and development expenses relate primarily to:

•       research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology;

•       pre-clinical testing and clinical trials of product candidates;

•       development related to improving manufacturing processes; and

•       product and production facilities validation processes under FDA Current Good Manufacturing Practices.

Total research and development expenses were $2.36 million, $2.11 million and $2.34 million for the years ended December 31, 2005, 2004 and 2003, respectively, representing approximately 11%, 10% and

11% of our total costs and expenses for the years ended December 31, 2005, 2004 and 2003, respectively. Our research and development functions typically work on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs such as salary and salary-related benefits, rent, equipment depreciation, utilities, insurance and maintenance are shared among various programs. Accordingly, we have not historically tracked specific costs for each of our research and development projects.

There is a risk that any medical device development program may not produce revenue. Moreover, because of uncertainties inherent in medical device development, including those factors described above under “Risk Factors” we may not be able to successfully develop and commercialize the product candidates included in the table above.

We have obtained CE mark approval in the European Union for our HepaSphere Microspheres, which are also in clinical evaluation in Japan. We have exclusive worldwide rights to the HepaSphere Microspheres technology under a license from Dr. Shinichi Hori, subject only to Dr. Hori’s right to conduct clinical trials on our behalf in Japan, treat patients at Rinku Medical Center and Osaka Medical Center in Japan and engage in research at Osaka University. We have submitted a 510(k) application to the FDA seeking United States marketing clearance for our QuadraSphere Microspheres product candidate for the treatment of hypervascularized tumors and peripheral arteriovenous malformations. Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres, which are marketed outside of the United States.We are also conducting preclinical research of our MR-Embosphere Microspheres product candidate for use in the treatment of uterine fibroids and liver cancer and of our EmboCath Plus Infusion Microcatheters and Sequitor Steerable Guidewires product candidates. The successful development of these early-stage product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing medical devices, including the uncertainty of:

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

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so are set forth in “Risk Factors.”

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

Revenue Recognition

We comply with the revenue recognition guidelines summarized in Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists (a valid purchase order from an approved customer), and the sales price is fixed or determinable. Revenue from licensing agreements is recognized ratably over the period of the related agreement. We establish reserves for potential sales returns and evaluate the adequacy of those reserves based upon realized experience. Under our current policy, only those products on a customer’s initial order qualify for product satisfaction-related credit returns. To date, returns related to product satisfaction have been immaterial. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant change in product satisfaction and any resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

In June 2004 we entered into an exclusive five-month development agreement with a third party for the use of Embosphere Microspheres for GERD. In exchange for this agreement, we received a payment of $100,000. Based upon the application of our revenue recognition policies and all related judgments and estimates, we recognized $100,000 as licensing revenue over the life of the contract, which concluded in November 2004.

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

Results of Operations

Years Ended December 31, 2005 and 2004

Revenue and Margin Overview

	For the Years Ended December 31,		Inc./	Inc./
(in thousands)	2005	2004	(Dec.) ($)	(Dec.) (%)
Total revenues	$18,484	$14,158	$4,326	31%
Costs of product sales	6,303	6,646	(343)	-5%
Gross margin	$12,181	$7,512	$4,669	62%
Gross margin %	66%	53%	13%

Revenues.   Revenues increased $4.33 million or 31% in 2005 as compared to 2004 primarily due to the following:

•       an increase in revenues from microspheres and delivery systems in the United States of approximately $3.68 million or 41% as Embosphere Microsphere sales volume levels continued to increase as we execute our strategies to grow the UFE business in the United States;

•       an increase in revenues from microspheres and delivery systems outside the United States of $635,000 or 22% driven by an increase in Embosphere Microsphere sales volumes in France, Germany and the United Kingdom. In April 2005, we began a year-long patient awareness program in France targeted at potential UFE patients through medical gynecologists’ offices, which we believe has contributed to the increase in sales volumes; and

•       an increase in revenues from other products, which include barium delivery kits and other ancillary products, of approximately $100,000 or 4% as a result of the timing of several hardware sales in the first quarter of 2005.

Offsetting these increases was a decrease in licensing revenue of $100,000 as a result of the conclusion of a five-month agreement for the development of Embosphere Microspheres for the use in the prevention of gastroesphageal reflex disease, or GERD, which began in 2004 did not renew in 2005.

Cost of Product Sales.   Cost of product sales for the year ended December 31, 2005 decreased from the year ended December 31, 2004 primarily due to the $1.13 million write-off for work-in-process inventory disposals due to manufacturing process improvements, and product replacements resulting from shelf life limitations that we recorded during 2004 and did not occur in 2005.

The gross margin improvement of 13% as a percentage of revenues for 2005 as compared to 2004 was primarily attributable to the additional costs in 2004 related to the inventory write-off and the increase in sales in 2005 of Embosphere Microspheres in the United States, which provide our highest profit margins. Offsetting these improvements were costs associated with the initial production of our HepaSphere Microsphere product, which we introduced commercially in 2005, and the decrease in licensing revenue.

We expect that future gross margin will be highly correlated with the following factors:

•       revenue growth;

•       production levels;

•       foreign exchange rate movements;

•       terms and conditions of subcontracted manufacturer and supplier agreements; and

•       future inventory reserve requirements.

Expense Overview

	For the Years Ended December 31,		Inc./	Inc./
(in thousands)	2005	2004	(Dec.) ($)	(Dec.) (%)
Research and development	$ 2,359	$2,113	$246	12%
Sales	6,185	5,322	863	16%
Marketing	2,080	2,228	(148)	-7%
General and administrative	4,219	4,154	65	2%
Litigation costs	—	874	(874)	—
Total operating expenses	$14,843	$14,691	$152

Research and Development Expense.   Total  research and development expense in 2005 increased $246,000 or 12% as we increased spending by approximately $325,000 in support of our latest product, HepaSphere Microspheres, that we introduced commercially in Europe in 2005, and our product candidates, MR-Embosphere Microspheres and our next-generation delivery systems, which increased spending by approximately $60,000 to differentiate Embosphere Microspheres from competitive products. Offsetting these increases in 2005 were lower overhead costs achieved by the consolidation of space in our facility in Rockland, Massachusetts, at the end of the first quarter of 2005. We expect future spending for research and development to increase as we seek to provide further clinical research for our existing and future products.

Sales Expense.   Sales expense for 2005 increased $863,000 or 16%. The primary reason for the increase was the higher revenue sales levels and improved performance resulting in higher incentive compensation for our sales personnel.

Marketing Expense.   Marketing expense for 2005 decreased $148,000 or 7% from 2004. The decrease was primarily due to the timing of spending on marketing programs over the course of 2005 as compared to 2004. In 2004, such expenses included marketing support of an article on UFE in The Wall Street Journal and other media coverage, including a segment in the television program 20/20. These expenses did not recur at comparable levels in 2005.

General and Administrative and Patent Expense.   General, administrative and patent expenses for 2005 increased $65,000, or 2% from 2004. The increase was primarily due to higher patent maintenance costs of approximately $170,000; higher legal costs related to the governance of our French subsidiary and employment issues of approximately $110,000, higher compensation costs for general and administrative personnel of approximately $175,000 and an increase in investor relations activities of approximately $135,000. Offsetting these increases were costs related to the 2004 executive management transition, which did not occur in 2005.

Litigation Costs.   In December 2004, we paid damages in a lawsuit brought by Terumo Europe N.V. against our French subsidiary, BioSphere Medical S.A. Terumo alleged that it suffered damages from a purported termination of the distribution contract by BioSphere Medical S.A. BioSphere Medical S.A. and Terumo Europe entered into a distribution agreement in January 2002 pursuant to which Terumo Europe became the exclusive distributor of EmboSphere Microsphere and EmboGold Microsphere products in certain countries of Europe. The Commercial Court of Pontoise, France, determined that while both parties had ceased to perform their obligations under the agreement, we had not terminated the agreement in accordance with its terms. Accordingly, Biosphere Medical S.A. was required to pay Terumo $784,000 in damages for breach of contract in December 2004. The $874,000 charge recorded in the fourth quarter of 2004 includes $90,000 of related accounts receivable written off in addition to the settlement payment.

Interest Income, Net.   For the year ended December 31, 2005, interest income, net of interest expense, increased to $210,000 as compared to $76,000 in 2004. The increase in 2005 as compared to 2004 was due primarily to increases in the average daily-invested cash balances and interest rates on available investment grade assets.

Foreign Exchange Gains, Net.   Foreign exchange gains and losses primarily resulted from Euro to U.S. dollar foreign currency fluctuations on Euro-denominated intercompany trade accounts. The foreign exchange losses during the year ended December 31, 2005 totaled approximately $444,000 compared to the foreign exchange gains realized of approximately $389,000 in the comparable period of 2004. These changes were primarily the result of fluctuation of the U.S. dollar as compared to the Euro and a decrease in Euro denominated receivables.

Income Tax Provision.   The 2005 income tax benefit of $93,000 primarily represents the realization of income tax benefits, as we recovered a portion of the 2001 taxes paid in France. In the first quarter of 2005, we determined that a portion of the benefit reversed in 2004 would be realized. The 2004 income tax provision of $117,000 primarily represents the reversal of income tax benefits recorded during 2002, as we initially determined in the fourth quarter of 2004 that we would not recover a portion of the 2001 taxes paid.

Years Ended December 31, 2004 and 2003

Revenue and Margin Overview

	For the Years Ended December 31,		Inc./	Inc./
(in thousands)	2004	2003	(Dec.) ($)	(Dec.) (%)
Total revenues	$14,158	$12,803	$1,355	11%
Costs of product sales	6,646	5,558	1,088	20%
Gross margin	$7,512	$7,245	$267	4%
Gross margin %	53%	57%	-4%

Revenues.   The $1.36 million or 11% increase in revenue in 2004 as compared to 2003 was primarily due to the following:

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

•       we derived $100,000 of licensing revenue from a five-month agreement for the development of Embosphere Microspheres for use in the prevention of GERD, which concluded in the fourth quarter of 2004; and

•       finally, the strengthening of the Euro against the U.S. dollar in 2004 accounted for approximately $420,000 of the increase.

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

The gross margin decrease of $267,000 or 4% as a percent of revenues was primarily attributable to the additional costs related to the write-off of in-process inventory and expenses associated with the product replaced as a result of the shelf limitations discussed above, offset by increased manufacturing efficiencies, net of foreign currency translation adjustments.

Expense Overview

	For the Years Ended December 31,		Inc./	Inc./
(in thousands)	2004	2003	(Dec.) ($)	(Dec.) (%)
Research and development	$2,113	$2,344	$(231)	-10%
Sales	5,322	5,892	(570)	-10%
Marketing	2,228	3,670	(1,442)	-39%
General, administrative and patent	4,154	3,359	795	24%
Litigation costs	874	—	874	—
Total operating expenses	$14,691	$15,265	$(574)

Research and Development Expense.   The $231,000 or 10% decrease in research and development expenses in 2004 as compared to 2003 was primarily due to a reduction in headcount, which decreased compensation-related expenses by approximately $230,000, after the completion of development related projects in 2003, offset by $50,000 of higher costs in France due to the stronger Euro and an increase in activity on a joint project in France.

Sales Expense.   The $570,000 or 10% decrease in sales expense in 2004 as compared to 2003 was due to the elimination of our 2004 national sales meeting, which decreased expense by approximately $200,000, and other savings on personnel costs, including travel and incentive compensation, which decreased expense by approximately $550,000 as selling costs were realigned with realized sales levels in the first half of 2004. Offsetting these decreases were severance and hiring costs in the fourth quarter of 2004, which totaled approximately $400,000, resulting from the departures and addition of certain senior management.

Marketing Expense.   The $1.44 million or 39% decrease in marketing expense in 2004 as compared to 2003 was primarily due to the reduction in expenses related to awareness and education programs associated with promoting the UFE procedure through our ask4UFE campaign as well as a reduction in expenses relating to the promotion of Embosphere Microspheres, which decreased expenses by approximately $1.1 million. Additional cost savings in 2004 came from reduced overall headcount, which decreased expenses by approximately $200,000, and from our decision to limit our head count presence at key trade shows as we sought to keep sales representatives focused on their key accounts in the field, which decreased expenses by approximately $250,000.

General, Administrative and Patent Expenses.   The $795,000 or 24% increase in general and administrative expenses in 2004 as compared to 2003 was primarily due to the executive transition and severance expenses incurred in the fourth quarter of 2004 in connection with the departure and hiring of certain executives of the Company.

Litigation Costs.   In December 2004, we paid damages in a lawsuit brought by Terumo Europe N.V. against our French subsidiary, BioSphere Medical S.A. as described in the previous section.

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

Income Tax Provision.   The 2004 income tax provision of $117,000 primarily represents the reversal of income tax benefits recorded during 2002 as we determined in the fourth quarter of 2004 that a portion of the 2001 taxes paid would not be recovered. The 2003 income tax provision represents minimum corporate taxes due in both France and in the United States.

Liquidity and Capital Resources

As of December 31, 2005, we had $8.77 million of cash and cash equivalents, a decrease of $1.45 million from $10.22 million at December 31, 2004. This decrease was primarily the result of our 2005 operating loss offset by proceeds from stock option exercises by former employees and Euro to U.S. dollar foreign exchange rate changes. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenues, bank financing, equipment financing leases and, to a lesser extent, the exercise of stock options.

The net cash used in operating activities includes a net loss of $2.80 million adjusted for $110,000 in working capital changes. Accounts receivable increased $725,000 on higher sales offset by a two-day improvement in days sales outstanding, which decreased to 61 days from 63 days at December 31, 2004.

During 2005, we spent $185,000 to purchase manufacturing equipment at our facility in Roissy, France to produce our michrosphere products, including $75,000 specifically to produce HepaSphere Microspheres, and we spent an additional $140,000 to purchase other equipment to support our existing infrastructure.

Net cash provided by financing activities was $802,000 during 2005, which included $981,000 from employee equity incentive plans and $43,000 from equipment financing offset by scheduled principal payments, such as those on existing lease arrangements, and additional costs associated with our private placement of series A preferred stock in the fourth quarter of 2004.

On February 22, 2006, we sold 2,075,000 shares of the common stock at a price per share of $7.00 to several investors in a private placement. We received net proceeds of approximately $13.40 million.

Borrowing Arrangements

In September 2005, we entered into a five-year capital lease agreement for the purchase of communication equipment at our facility in Rockland, Massachusetts. The amount of the lease is $43,000, payable over 60 months, at an effective annual interest rate of 8.65%. As of December 31, 2005 there was $41,000 outstanding under this capital lease agreement.

We currently have a credit facility with a bank under which we may borrow up to $3.0 million for general working capital and corporate purposes, subject to limitations defined in the agreement. The credit facility was to expire in June 2005, and in that month we entered into an agreement to extend the credit facility for an additional two years. There were no borrowings outstanding under this agreement as of December 31, 2005. Each available 30-, 60-, 90- or 180-day advance will bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30-, 60-, 90- or 180-day LIBOR rate (4.4% as of December 31, 2005) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of our subsidiaries, as collateral.

Other Contractual Obligations

As of December 31, 2005, we are party to two operating leases for our facilities in Rockland, Massachusetts and Roissy, France. The Roissy, France operating lease expires in May 2010. On February 24, 2006, we amended the lease for the office and laboratory facility we currently occupy in Rockland, Massachusetts. Pursuant to that amendment, the leased premises has been increased to a total area of approximately 13,000 square feet at a monthly cost of $19,500 per month, and the term of the lease is extended from March 31, 2007 to February 28, 2009. In addition to the capital lease agreement we entered into in September 2005, we are party to several other non-cancelable capital lease agreements with various equipment-financing companies, related to the acquisition of certain manufacturing and computer equipment during 2002 and 2004. The equipment leases have initial terms of 36 to 60 months with interest rates of 4.6% to 8.5%. Equipment leased under these arrangements serves as pledged capital with respect to each capital lease agreement.

Future cash payments, including interest, under contractual obligations in effect as of December 31, 2005, are as follows:

	Period						Total Contractual
(in thousands)	2006	2007	2008	2009	2010	Thereafter	Obligations
Operating Leases	$507	$344	$242	$206	$87	$—	$1,386
Capital Leases	137	62	29	11	8	—	247
Other Contractual Obligations	104	28	20	20	20	55	247
Total	$748	$434	$291	$237	$115	$55	$1,880

We believe that the approximate $8.77 million in cash and cash equivalents  that we have as of December 31, 2005, together with anticipated proceeds from sales of our microspheres, delivery systems and other products, together with the net proceeds of approximately $13.40 million from our placement of 2,075,000 shares of common stock, which was completed on February 22, 2006, will be sufficient to fund our operating and capital requirements, as currently planned through 2007. In the longer term, we expect to fund our operations and sustain capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, our failure to achieve expected revenue amounts, costs associated with changes in our UFE marketing programs, anticipated research and development expenses, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review and the market’s acceptance of any approved products, including our Embosphere Microspheres for UFE and HepaSphere Microspheres.

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

Related Party Transactions

We did not have any related party transactions during 2005.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment” which, as revised, we refer to as SFAS 123R. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes Accounting Principles Board No. 25, or APB 25, and requires that such transactions be accounted for using a fair value-based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The SEC’s new rule requires companies to implement SFAS 123R at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, we adopted SFAS 123R as of January 1, 2006. We expect to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS 123R.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash position. The impact of adoption of SFAS 123R cannot be quantified at this time because it will depend on the level of share-based payments granted in the future, expected volatilities and expected useful lives, among other factors, present at the grant date. However, based on our current assumptions we expect the adoption of SFAS 123R to increase our compensation costs by approximately $1.30 million in 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin, or ARB, No. 43, Chapter 4”, or SFAS 151. SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board, or IASB, toward development of a single set of high quality accounting standards. The FASB and the IASB noted that ARB No. 43, Chapter 4 and International Accounting Standard No. 2, “Inventories,” or IAS 2, require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the FASB and the IASB noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB No. 43 by adopting language similar to that used in IAS No. 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively. We are currently in the process of evaluating the impact of SFAS 151, but do not expect it will have a material impact on our results of operations and financial position.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of December 31, 2005, we did not participate in any derivative financial instruments or other financial and commodity instruments. However, in the future, we may consider certain financing instruments, including foreign currency forward contracts, or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro, and as of December 31, 2005, approximately Euro 870,000, or $1.03 million, remained outstanding within the inter-company trade accounts. Accordingly, a hypothetical 10 percent increase in Euro to U.S. dollar conversion rates would result in an approximate $103,000 foreign currency market-to-market change in the fair value of our inter-company trade account balance as of December 31, 2005. We have not engaged in formal currency hedging activities to date, but do have a limited natural hedge in that our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments in money market funds. Due to the conservative nature of our investments, we believe interest rate risk is mitigated.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BioSphere Medical, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of BioSphere Medical, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioSphere Medical, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts January 27, 2006, except for Note Q, as to which the date is February 24, 2006

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except share data)	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$8,774	$9,460
Marketable securities	—	762
Account receivable, net of allowance for doubtful accounts of $233 and $184 as of December 31, 2005 and 2004, respectively	3,521	2,999
Inventories	2,435	3,311
Prepaid and other current assets	407	222
Total current assets	15,137	16,754
Property and equipment, net	858	1,134
Goodwill	1,443	1,443
Other assets	57	60
Total Assets	$17,495	$19,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,146	$1,084
Accrued compensation	1,830	1,880
Other current accrued liabilities	1,202	1,224
Current portion of capital lease obligations and long-term debt	127	175
Total current liabilities	4,305	4,363
Long-term debt and capital lease obligations	101	192
Total Liabilities	4,406	4,555
Commitments and contingencies (Note I and P)
Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized:
6% series A convertible preferred stock, 12,000 authorized shares, 8,434 and 8,000 shares issued and outstanding, as of December 31, 2005 and 2004, respectively (aggregate liquidation preference including accrued dividends of $8,560 at December 31, 2005)	7,449	6,945
Common stock; $.01 par value; 25,000,000 shares authorized; 15,006,005 and 14,294,032 shares issued and outstanding as of December 31, 2005 and 2004, respectively	150	143
Additional paid-in capital	84,471	83,438
Deferred compensation	(41)	—
Accumulated deficit	(78,798)	(75,502)
Accumulated other comprehensive loss	(142)	(188)
Total stockholders’ equity	13,089	14,836
Total Liabilities and Stockholders’ Equity	$17,495	$19,391

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in thousands except per share data)	2005	2004	2003
Revenues:
Product sales	$18,484	$14,058	$12,803
Licensing revenues	—	100	—
Total revenues	18,484	14,158	12,803
Costs and expenses:
Costs of product sales	6,303	6,646	5,558
Research and development	2,359	2,113	2,344
Sales	6,185	5,322	5,892
Marketing	2,080	2,228	3,670
General, administrative and patent	4,219	4,154	3,359
Litigation costs	—	874	—
Total costs and expenses	21,146	21,337	20,823
Loss from operations	(2,662)	(7,179)	(8,020)
Interest income	225	92	135
Interest expense	(15)	(16)	(27)
Foreign exchange (loss)/gains, net	(444)	389	555
Other income/ (expense), net	2	(10)	28
Loss before income taxes	(2,894)	(6,724)	(7,329)
Income tax benefit/ (provision)	93	(117)	(23)
Net loss	(2,801)	(6,841)	(7,352)
Preferred stock dividends	(495)	(68)	—
Net loss applicable to common stockholders	$(3,296)	$(6,909)	$(7,352)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.22)	$(0.49)	$(0.55)
Weighted average number of common shares outstanding
Basic and diluted	14,653	14,152	13,462

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Preferred	Common Stock		Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Stock	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity
Balance at December 31, 2002	$—	13,226	$132	$81,169	$—	$(61,241)	$199	$20,259
Comprehensive loss:
Net loss	—	—	—	—	—	(7,352)	—	(7,352)
Unrealized loss on marketable securities	—	—	—	—	—	—	(22)	(22)
Translation adjustment	—	—	—	—	—	—	(149)	(149)
Total Comprehensive loss								(7,523)
Issuance of common stock under employee benefit and incentive plans	—	615	6	744	—	—	—	750
Stock-based compensation to non-employees	—	—	—	39	—	—	—	39
Balance at December 31, 2003	—	13,841	138	81,952	—	(68,593)	28	13,525
Comprehensive loss:
Net loss	—	—	—	—	—	(6,841)	—	(6,841)
Unrealized loss on marketable securities	—	—	—	—	—	—	(6)	(6)
Translation adjustment	—	—	—	—	—	—	(210)	(210)
Total Comprehensive loss								(7,057)
Issuance of convertible preferred stock and warrants	6,945	—	—	846	—	—	—	7,791
Dividends on convertible preferred stock	—	—	—	—	—	(68)	—	(68)
Issuance of common stock under employee benefit and incentive plans	—	453	5	640	—	—	—	645
Balance at December 31, 2004	6,945	14,294	143	83,438	—	(75,502)	(188)	14,836
Comprehensive loss:
Net loss	—	—	—	—	—	(2,801)	—	(2,801)
Unrealized gain on marketable securities	—	—	—	—	—	—	7	7
Translation adjustment	—	—	—	—	—	—	39	39
Total Comprehensive loss								(2,755)
Issuance costs of convertible preferred stock and warrants	(59)	—	—	—	—	—	—	(59)
Dividends on convertible preferred stock	563	—	—	—	—	(495)	—	68
Issuance of common stock under employee benefit and incentive plans	—	697	7	974	—	—	—	981
Issuance of restricted stock	—	15	—	59	(59)	—	—	—
Amortization of stock based compensation	—	—	—	—	18	—	—	18
Balance at December 31, 2005	$7,449	15,006	$150	$84,471	$(41)	$(78,798)	$(142)	$13,089

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2005	2004	2003
Cash flows from operating activities:
Net loss	$(2,801)	$(6,841)	$(7,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	66	80	59
Provision for inventory obsolescence	54	1,384	593
Depreciation	509	625	658
Realized (gain) loss on available-for-sale investments	5	4	(15)
Non-cash stock-based compensation	18	—	39
Changes in operating assets and liabilities:
Accounts receivable	(725)	(510)	(364)
Inventories	593	(938)	(640)
Prepaid and other current assets	(213)	129	384
Accounts payable	149	212	(115)
Accrued compensation	(3)	799	(216)
Other accrued expenses	89	(182)	(59)
Net cash used in operating activities	(2,259)	(5,238)	(7,028)
Cash flows from investing activities:
Purchase of property and equipment	(325)	(200)	(273)
Purchase of marketable securities	—	(255)	(11,841)
Proceeds from the maturity of marketable securities	764	5,016	16,926
Net cash provided by investing activities	439	4,561	4,812
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and warrants, net	(59)	7,791	—
Proceeds from issuance of common stock under employee benefit and incentive plans	981	645	750
Proceeds from capital lease obligations	43	210	—
Principal payments under long-term debt and capital lease obligations	(163)	(185)	(140)
Net cash provided by financing activities	802	8,461	610
Effect of exchange rate changes on cash and cash equivalents	332	(367)	(463)
Net (decrease)/increase in cash and cash equivalents	(686)	7,417	(2,069)
Cash and cash equivalents at beginning of year	9,460	2,043	4,112
Cash and cash equivalents at end of year	$8,774	$9,460	$2,043

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

The Company believes that its existing working capital as of December 31, 2005, together with anticipated proceeds from sales of microspheres, delivery systems and other products, together with the proceeds from our placement of 2,075,000 shares of common stock, which was completed on February 22, 2006 (see Note Q) will be sufficient to fund operating and capital requirements, as currently planned through 2007. In the longer term the Company expects to fund its operations and sustaining capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, the Company’s failure to achieve expected revenue amounts, costs associated with changes in its uterine fibroid embolization (“UFE”) marketing programs, anticipated research and development expenses, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of research and development programs, competitive and technological advances, the timing and results of regulatory review at the United States Food and Drug Administration (“FDA”) or comparable regulatory agencies in other countries and the market’s acceptance of any approved products, including Embosphere Microspheres for UFE and HepaSphere Microspheres.

B—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currencies

The functional currency of each of the Company’s foreign subsidiaries is their local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of each balance sheet date. Revenue and expense items are translated into U.S. dollars at average exchange rates prevailing during each reporting period. Resulting translation adjustments are recorded in the cumulative translation adjustment account in stockholders’ equity. Aggregate foreign exchange transaction gains and losses are included in the accompanying statement of operations for all periods presented.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with the Company’s investment policy, surplus cash is invested in investment grade corporate and U.S. government debt as well as certain asset-backed securities. At December 31, 2004, all marketable securities were classified as available for sale, since the Company had the intent to use such securities to satisfy current liabilities as needed. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet.

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no material concentrations of credit risk, nor is it a party to any financial instruments with material off-balance sheet risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, trade accounts receivable, accounts payable and long-term debt obligations. The estimated fair value of the Company’s financial instruments approximates their carrying value. The Company places its cash, cash equivalents and marketable securities with high credit quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. No single customer accounted for greater than 10% of the outstanding receivables on December 31, 2005 or 2004, and no single customer accounted for greater than 10% of revenues in 2005, 2004 or 2003.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on age of receivables and on historical write-off experience by location. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Impairment of Long-Lived Assets

The Company periodically evaluates the potential impairment of its long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to determine whether events or changes in circumstances may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management’s assessment as of December 31, 2005, the Company has determined that no impairment of long-lived assets exists.

Revenue Recognition

The Company complies with the revenue recognition guidelines summarized in Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists (a valid purchase order from an approved customer), and the sales price is fixed or determinable. Revenue from licensing agreements is recognized ratably over the period of the related agreement. The Company establishes reserves for potential sales returns and evaluates, the adequacy of those reserves based upon realized experience. Under the Company’s current policy, only those products on a customer’s initial order qualify for product satisfaction-related credit returns. To date, returns related to product satisfaction have been minimal and immaterial. While such returns have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant change in product satisfaction and any resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize. Shipping and handling costs are included in costs of product sales.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) is comprised of net loss and other comprehensive income/(loss). Other comprehensive income/(loss) includes certain changes in equity that are excluded from net loss, specifically, the effects of foreign currency translation adjustments and unrealized gains and losses on available for sale securities, which are reflected separately in stockholders’ equity in accumulated other comprehensive income/(loss). The components of accumulated other comprehensive income/(loss) are as follows:

	December 31,
(in thousands)	2005	2004
Foreign exchange currency translation	$(142)	$(181)
Unrealized gains/(losses) on investments	—	(7)
Total accumulated other comprehensive income/(loss)	$(142)	$(188)

Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Shares used to compute dilutive net loss per share exclude common share equivalents as their inclusion would have an antidilutive effect.

	For the years ended December 31,
(in thousands)	2005	2004	2003
Shares issuable upon exercise of stock options	2,624	3,054	2,924
Shares issuable upon conversion of convertible securities	2,140	2,017	—
Shares issuable upon exercise of outstanding warrants	400	563	163
Unvested restricted stock awards	15	—	—
	5,179	5,634	3,087

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

SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended, establishes a fair value based approach for valuing stock options. The Company follows the disclosure-only alternative afforded by SFAS No. 123. Had compensation expense for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the years ended December 31, 2005, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Net loss applicable to common stockholders
As reported	$(3,296)	$(6,909)	$(7,352)
Pro forma compensation expense	(872)	(894)	(1,617)
Pro forma net loss	$(4,168)	$(7,803)	$(8,969)
Basic and diluted loss per share
As reported	$(0.22)	$(0.49)	$(0.55)
Pro forma	$(0.28)	$(0.55)	$(0.67)

The average estimated fair value of options granted during fiscal years 2005, 2004 and 2003 was $3.20, $2.09, and $3.20, respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	None	None	None
Volatility	84%	93%	111%
Risk-free interest rate	3.73–4.37%	2.80–3.81%	3.35–3.70%
Expected life (years)	6	5	5

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (as revised, “SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock option and employee stock purchase plans. In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The new rule of the SEC requires companies to implement SFAS 123R at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company adopted SFAS 123R as of January 1, 2006. The Company expects to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS 123R.

As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such,  generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position and cash position. The impact of adoption of SFAS 123R cannot be quantified at this time because it will depend on the level of share-based payments granted in the future, expected volatilities and expected useful lives, among other factors, present at the grant date. However, based on the Company’s current assumptions the adoption of SFAS 123R is expected to increase compensation costs by approximately $1.30 million in 2006.

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

C—Goodwill

Goodwill, comprised entirely of the unamortized purchase price paid in excess of the net BMSA assets acquired, equaled $1.44 million as of December 31, 2005 and 2004.

D—Marketable Securities

The Company’s cash and cash equivalents as of December 31, 2005 were comprised of cash and money market funds.

The Company’s cash, cash equivalents and marketable securities as of December 31, 2004 are as follows:

(in thousands)	Maturity	Amortized Cost	Unrealized Gains/ (losses)	Estimated Fair Value
Cash and money market funds	N/A	$8,515	$—	$8,515
Corporate obligations	<1 yr.	1,185	—	1,185
Asset backed securities	1-5 yrs.	529	(7)	522
Total		10,229	(7)	10,222
Less amounts classified as cash and cash equivalents		(9,460)	—	(9,460)
Total marketable securities		$769	$(7)	$762

No material realized gains or losses on the Company’s marketable securities were recognized during the years ended December 31, 2005, 2004 and 2003.

E—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

	December 31,
(in thousands)	2005	2004
Finished goods	$1,348	$1,450
Work in progress	878	1,393
Raw material	209	468
Total inventory	$2,435	$3,311

Included in inventory is an excess and obsolete product valuation allowance of $117,000 and $321,000 as of December 31, 2005 and 2004, respectively.

F—Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2005	2004
Office equipment	$ 976	$1,221
Laboratory and manufacturing equipment	2,166	2,276
Leasehold improvements	189	344
Total property and equipment	3,331	3,841
Less: accumulated depreciation	(2,473)	(2,707)
Net property and equipment	$858	$1,134

Property and equipment under capital lease agreements, which are included in the table above, consist of the following:

	December 31,
(in thousands)	2005	2004
Office equipment	$101	$84
Laboratory and manufacturing equipment	553	638
Total property and equipment	654	722
Less: accumulated depreciation	(444)	(389)
Net property and equipment	$210	$333

Depreciation expense, including amortization on capital leases, was $509,000, $625,000 and $658,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

G—Accrued Compensation

Accrued compensation consists of the following:

	December 31,
(in thousands)	2005	2004
Accrued payroll, vacation and incentive compensation	$1,559	$998
Accrued severance	14	549
Accrued relocation	257	333
	$1,830	$1,880

In the fourth quarter of 2004, we recorded a $589,000 charge for severance costs related to the termination of two former executives. The amount accrued at December 31, 2005 represents the remaining severance that was paid out in January 2006. In addition, at December 31, 2005, there was $257,000 remaining of costs accrued to relocate two new executives, who were hired during 2004.

H—Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2005	2004
Accrued royalties	$702	$613
Accrued other	500	611
	$1,202	$1,224

I—Debt and Lease Obligations

Debt consists of the following:

	December 31,
(in thousands)	2005	2004
Capital lease obligations	$228	$355
Euro term loan payable to a bank secured by the net assets of BMSA	—	12
Less: current portion	(127)	(175)
Total long-term debt and capital lease obligations	$101	$192

The Company currently has a credit facility with a bank under which it may borrow up to $3.0 million for general working capital and corporate purposes, subject to limitations defined in the agreement. The credit facility expires in June 2007. There were no borrowings outstanding under this agreement as of December 31, 2005 or 2004. Each available 30-, 60-, 90- or 180- day advance will bear interest at a per annum rate, at the Company’s option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30-, 60-, 90- or 180-day LIBOR rate (4.4% as of December 31, 2005) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, the Company entered into a security agreement pursuant to which the Company has pledged to the bank all of the Company’s U.S. assets, excluding our equity ownership of our subsidiaries including BMSA, as collateral. Letters of credit issued in the ordinary course of business totaled $453,000 as of December 31, 2005, and were collateralized by the Company’s credit facility noted above.

The Company leases approximately 8,000 square feet of office and lab space at its Rockland, Massachusetts facility under an operating lease expiring in March 2007 for approximately $156,000 per year, exclusive of periodic operating and maintenance expenses. BMSA leases approximately 18,000 square feet of manufacturing and office space in Roissy, France through May 2010 for approximately €171,000 per year (approximately $205,000 as of December 31, 2005). The Company also has several operating leases covering certain pieces of manufacturing and office equipment through 2010.

During 2005 and 2004, the Company entered into several capital lease agreements in connection with the acquisition of certain manufacturing, computer and communication equipment. The leases have initial terms of 36 to 60 months with interest rates of 4.6% to 8.7%. All equipment leased under these agreements serves as pledged capital.

Future minimum lease payments under non-cancelable operating leases and capital leases in effect as of December 31, 2005, are as follows:

(in thousands)	Operating Leases	Capital Leases
2006	$507	$137
2007	344	62
2008	242	29
2009	206	11
2010	87	8
Thereafter	—	—
Total lease commitments	$1,386	247
Less amount representing interest		(19)
Present value of net minimum capital lease payments		$228

The above table does not include the effect of the Company’s amendment to the operating lease for the facility located in Rockland, Massachusetts, which was completed on February 24, 2006 (See Note Q).

Total facility rental expense for the years ended December 31, 2005, 2004 and 2003 was approximately $431,000, $509,000 and $467,000, respectively.

J—Income Taxes

As of December 31, 2005, the Company had federal net operating loss (“NOL”) carry forwards of approximately $67.50 million, which will expire through the year 2025, state NOL carry forwards of approximately $42.56 million, which will expire through the year 2010, and foreign NOL carry forwards of approximately $3.70 million, which do not expire. As of December 31, 2005, the Company has $189,000 of research and development credit carry forwards to offset future income taxes, which will expire through the year 2017. The components of the Company’s net deferred tax asset at December 31, 2005 and 2004 are as follows:

	December 31,
(in thousands)	2005	2004
Assets derived from the following:
NOL carry forwards	$26,890	$26,230
Tax credit carry forwards	187	161
Other	171	398
Subtotal	27,248	26,789
Valuation allowance	(27,248)	(26,789)
Net deferred tax asset	$—	$—

The Company has established a full valuation allowance against its deferred tax assets as of December 31, 2005 as it considers the realizable value of any tax benefit against future taxable income to be uncertain. The change in the valuation allowance from December 31, 2004 to December 31, 2005 is a result of the increase in NOL carry forwards and deferred compensation.

The 2005 income tax benefit of $93,000 primarily represents the realization of income tax benefits, as a portion of the 2001 taxes paid in France were recovered.

The 2004 income tax provision of $117,000 primarily represents the reversal of income tax benefits recorded during 2002 as management determined in the fourth quarter of 2004 that a portion of the 2001 taxes paid would not be recovered. For the years ended December 31, 2005, 2004, and 2003, the increase in the valuation allowance relating to losses not resulting in a current period tax benefit is the primary difference between the income tax provision (benefit) recorded by the Company and what the income tax benefit would be at statutory income tax rates.

The components of the Company’s pre-tax loss by tax jurisdiction, net of any intercompany transactions, are as follows:

	For the years ended December 31,
(in thousands)	2005	2004	2003
United States	$(3,100)	$(4,996)	$(4,729)
France	206	(1,728)	(2,600)
Pretax loss	$(2,894)	$(6,724)	$(7,329)

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

	For the years ended December 31,
(in thousands)	2005	2004	2003
Revenues:
United States	$12,663	$9,080	$8,595
France	3,382	2,883	2,579
Other European Union countries	1,658	1,408	1,102
Other foreign countries	781	787	527
Total revenues	$18,484	$14,158	$12,803
Long- lived assets:
United States	$297	$425	$616
France	561	709	881
Total long- lived assets	$858	$1,134	$1,497

L—Preferred Stock

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

6% Series A Convertible Preferred Stock

In November 2004, the Company completed a private placement of $8.00 million of its series A convertible preferred stock (“series A preferred stock”) and warrants to purchase common stock with Sepracor Inc. and affiliates of Cerberus Capital Management, L.P., two existing investors. These investors purchased a total of 8,000 shares of series A preferred stock which are initially convertible into 2,000,000 shares of common stock based upon a conversion price of $4.00 per share. In addition, The Company has the right to convert the series A preferred stock into common stock, or redeem it, under specified circumstances. The series A preferred stock has a 6% dividend, which is payable quarterly in either cash or additional shares of series A preferred stock, at the Company’s election. Additionally, the investors were issued warrants to purchase an aggregate of 400,000 shares of common stock. These warrants expire five years from the date of issuance and have an initial exercise price of $4.00 per share. These warrants were assigned a value of $850,000 using the Black-Scholes option-pricing model. Through December 31, 2005, the Company issued 560 shares of series A preferred stock for payment of series A preferred stock dividends.

M—Stock Plans

Stock Option Plans

The Company’s 1997 Stock Option Plan, as amended (the “1997 Plan”), provides for the grant of both Incentive Stock Options (“ISOs”) and Non-Statutory Stock Options (“NSOs”) to officers, directors, advisors, consultants and employees of the Company. A total of 5.0 million shares have been approved for issuance under the 1997 Plan and as of December 31, 2005, approximately 457,000 shares were available for issuance. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and have a maximum term of ten years from the date of grant.

The 1994 Stock Option Plan (the “1994 Plan”) provided for the grant of ISOs and NSOs to officers, directors, advisors and key employees of the Company. The exercise price for ISOs must be at least equal to the fair market value of the Company’s common stock on the date of grant and the exercise price of NSOs must be at least equal to 50% of the fair market value of the Company’s common stock on the date of grant. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and have a maximum term of ten years from the date of grant. The 1994 Plan expired in January 2004, and as of December 31, 2005, no shares were available for issuance.

The 1994 Director Option Plan (the “Director Plan”), as amended, provided for the granting of NSOs to directors of the Company who are not officers or employees of the Company or of any subsidiary of the Company. A total of 300,000 shares of common stock were reserved for issuance under the Director Plan subject to adjustments as provided therein. The exercise price per share will equal the fair market value of a share of Company’s common stock on the date the option is granted. Options granted under the Director Plan will vest in either two or five equal installments beginning on the first anniversary of the date of the grant depending on the nature of the grant and have a maximum term of ten years from the date of grant. The Director Plan expired in January 2000, and as of December 31, 2005, no shares were available for issuance.

The following table summarizes all stock option activity under the three stock option plans for the three years ended December 31, 2005:

	Options issued under the Plans
(in thousands, except option price)	Shares	Average Price Per Share
Outstanding at December 31, 2002	3,767	$3.66
Granted	20	3.99
Exercised	(609)	1.19
Forfeited	(257)	7.34
Outstanding at December 31, 2003	2,921	3.85
Granted	1,101	2.89
Exercised	(450)	1.40
Forfeited	(518)	5.39
Outstanding at December 31, 2004	3,054	3.57
Granted	483	4.49
Exercised	(705)	1.47
Forfeited	(209)	6.41
Outstanding at December 31, 2005	2,623	$4.07
Exercisable at December 31, 2005	1,239	$4.70
Exercisable at December 31, 2004	1,741	$3.69
Exercisable at December 31, 2003	1,904	$3.28

The following table summarizes information about the range of exercise prices for stock options under the three plans, outstanding and exercisable as of December 31, 2005:

				Options Outstanding		Options Exercisable
Range of Exercise Prices			Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(in thousands except per share amounts)
$0.81	–	$2.00	390	2.49	$1.50	390	$1.50
$2.31	–	$2.31	15	3.94	$2.31	15	$2.31
$2.55	–	$2.55	600	8.84	$2.55	100	$2.55
$2.70	–	$3.29	405	7.26	$3.14	176	$3.16
$3.31	–	$4.25	549	5.37	$3.85	354	$4.12
$4.49	–	$4.49	393	9.45	$4.49	—	—
$4.98	–	$27.25	271	5.57	$12.52	204	$14.40
$0.81	–	$27.25	2,623	6.65	$4.07	1,239	$4.70

Employee Stock Purchase Plans

Under the 2000 Employee Stock Purchase Plan (the “2000 ESPP”), an aggregate of 50,000 shares of common stock may be purchased by employees at 85% of the fair market value on the first or last day of each six-month offering period, whichever is lower. During each offering period, the maximum number of shares which may be purchased by a participating employee is determined on the first day of the offering period and is equal to the number of shares of common stock determined by dividing $12,500 by the last reported sale price of the common stock on the NASDAQ National Market on the first day of the offering. An eligible employee may elect to have up to a maximum of 10% deducted through payroll deductions from his or her regular salary. During 2005, 2004 and 2003, respectively, 7,836, 9,207 and 11,834 shares of the Company’s common stock were issued under the 2000 ESPP.

N—Employees Savings Plan

The Company has a 401(k) savings plan for all domestic employees pursuant to which eligible employees may voluntarily contribute up to $14,000 subject to statutory limitations. In addition, the Company matches in cash 50% of the first $3,000 contributed by employees up to a $1,500 maximum per employee per year. Employer cash matching contributions amounted to approximately $36,000, $38,000, and $49,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

O—Valuation and Qualifying Accounts

The Company monitors the credit worthiness of its trade customers based upon historical payment experience. A rollforward of the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 is as follows:

(in thousands)	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
Year ended December 31, 2005	$184	$66	$(17)	$233
Year ended December 31, 2004	$180	$80	$(76)	$184
Year ended December 31, 2003	$117	$71	$(8)	$180

P—Contingencies

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of the Company’s Embosphere Microspheres in a juvenile nasal angiofibroma embolization or the negligence of the healthcare providers or both factors combined. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. The Company carries product liability insurance and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which it has denied the claims being made. The Company believes that this lawsuit is without merit and that it has viable defenses to the allegations in the complaint. Accordingly, the Company intends to defend against the claims vigorously.  However, the Company cannot give any assurance that it will prevail and it is currently unable to predict the impact, financial or otherwise, of this product liability litigation.

Q—Subsequent Events

On February 22, 2006, the Company sold 2,075,000 shares of the Company’s common stock at a per share price of $7.00 to several investors in a private placement. Net proceeds to the Company were approximately $13.40 million.

On February 24, 2006, the Company amended the lease for the Rockland, Massachusetts facility increasing the total area of leased space to approximately 13,000 square feet at a monthly cost of $19,500 per month, and extending the term of the lease through February 28, 2009.

R—Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial results:

	First	Second	Third	Fourth
(in thousands except per share amounts)	Quarter	Quarter	Quarter	Quarter
Net revenues
2005	$4,429	$4,489	$4,412	$5,154
2004	3,180	3,226	3,473	4,279
Gross profit
2005	2,888	2,990	2,866	3,437
2004	1,618	938	2,312	2,644
Net loss applicable to common stockholders
2005	(1,346)	(1,159)	(519)	(272)
2004(1)	(1,556)	(2,243)	(1,148)	(1,962)
Basic and diluted net loss per share
2005	$(0.09)	$(0.08)	$(0.04)	$(0.02)
2004	(0.11)	(0.16)	(0.08)	(0.14)

(1)—Included in the fourth quarter of 2004 is an $874,000 litigation charge related to the termination of a distribution agreement with Terumo Europe.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information regarding our directors will be included in the definitive proxy statement for the 2006 Annual Meeting of Stockholders under “Nominees for Director” and is herein incorporated by reference.

Information regarding our officers is included in Part I, Item 4, under the heading “EXECUTIVE OFFICERS.”

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee will be included in the definitive proxy statement for the 2006 Annual Meeting of Stockholders under “Board and Committee Meetings” and “Report of the Audit Committee” and is herein incorporated by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance will be included in the definitive proxy statement for the 2006 Annual Meeting of Stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance” and is herein incorporated by reference.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees, a copy of which is listed as an exhibit to this annual report on Form 10-K. A copy of our code of ethics is also available on the Company’s website at www.biospheremed.com.

Item 11.                 EXECUTIVE COMPENSATION

The response to this item will be included in the definitive proxy statement for the 2006 Annual Meeting of Stockholders under “Compensation of Executive Officers” and is herein incorporated by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item will be included in the definitive proxy statement for the 2006 Annual Meeting of Stockholders under “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is herein incorporated by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item will be included in the definitive proxy statement for the 2006 Annual Meeting of Stockholders under “Certain Relationships and Related Transactions” and is herein incorporated by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item will be included in the definitive proxy statement for the 2006 Annual Meeting of Stockholders under “Report of the Audit Committee” and “Independent Accountants, Fees and Other Matters” and is herein incorporated by reference.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)                 The following consolidated financial statements of BioSphere Medical, Inc. and subsidiaries are filed as part of this Form 10-K:

Statement
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2005 and 2004
Consolidated Statements of Operations—Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003
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

4.3

Amendment No. 1 to Certificate of Designation, Preferences and Rights of Series A Preferred Stock of BioSphere Medical, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 23, 2005 (File No. 000-23678)).

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
10.4(1)

Form of Nonstatutory Stock Option Agreement granted under 1994 Stock Option Plan. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 000-23678)).

10.5(1)

Form of Incentive Stock Option Agreement granted under 1997 Stock Incentive Plan. . (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 000-23678)).

10.6(1)

Form of Nonstatutory Stock Option Agreement granted under 1997 Stock Incentive Plan. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 000-23678)).

10.7(1)	Form of Restricted Stock Agreement granted under 1997 Stock Incentive Plan. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 000-23678)).
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

10.16

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

10.19

Second Modification, dated as of June 30, 2004, to the Credit Agreement and Promissory Note by and between the Company and Brown Brothers Harriman & Co. dated May 17 2002. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-23678)).

10.20

Third Modification, dated as of June 29, 2005, to the Credit Agreement and Promissory Note by and between the Company and Brown Brothers Harriman & Co. dated May 17 2002. (Incorporated herein by reference to the Company’s Current Report on Form 8-K  filed on July 5, 2005 (File No. 000-23678)).

10.21(1)

Executive Retention Agreement between BioSphere Medical, Inc. and Alain Massot, dated March 25, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-23678)).

10.22(1)

Employment Agreement between BioSphere Medical, Inc. and Alain Massot, dated March 25, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-23678)).

10.23(1)

Letter Agreement between BioSphere Medical, Inc. and Gary M. Saxton, dated November 18, 2004. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 000-23678)).

10.24(1)

Employment Agreement between BioSphere Medical, Inc. and Richard J. Faleschini, dated November 2, 2004. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 8, 2004 (File No. 000-23678)).

10.25(1)

Executive Retention Agreement between BioSphere Medical, Inc. and Richard J. Faleschini, dated November 2, 2004. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 8, 2004 (File No. 000-23678)).

10.26

Securities Purchase Agreement, dated as of November 10, 2004, by and among BioSphere Medical, Inc. and the investors named therein. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2004 (File No. 000-23678)).

10.27

Investor Rights Agreement, dated as of November 10, 2004, by and among BioSphere Medical, Inc. and the investors named therein. (Incorporated herein by reference the Company’s Current Report on Form 8-K filed on November 15, 2004 (File No. 000-23678)).

10.28

Warrant No. 2004-1, dated as of November 10, 2004, issued to Cerberus Partners, L.P. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2004 (File No. 000-23678)).

10.29

Warrant No. 2004-2, dated as of November 10, 2004, issued to Sepracor Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2004 (File No. 000-23678)).

10.30

Restrictive Covenants Agreement, dated as of December 23, 2004, by and among BioSphere Medical, Inc., Cerberus Partners, L.P. and Sepracor Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 30, 2004 (File No. 000-23678)).

10.31

Amendment No. 1 to Warrant No. 2004-1, dated December 23, 2004, issued to Cerberus Partners, L.P. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 30, 2004 (File No. 000-23678)).

10.32

Amendment No. 1 to Warrant No. 2004-2, dated December 23, 2004, issued to Sepracor Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 30, 2004 (File No. 000-23678)).

10.33

Second Amendment to Lease between BioSphere Medical, Inc. and Thomas J. Teuten and John H. Spurr, Jr., Trustees of 1050 Hingham Street Realty Trust, dated January 24, 2005. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 27, 2005 (File No. 000-23678)).

10.34

Third Amendment to Lease between BioSphere Medical, Inc. and Thomas J. Teuten and John H. Spurr, Jr., Trustees of 1050 Hingham Street Realty Trust, dated February 24, 2006. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 28, 2006 (File No. 000-23678)).

10.35(1)

Severance Agreement and General Release between BioSphere Medical, Inc. and Thomas Keenan, dated January 21, 2005. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 27, 2005 (File No. 000-23678)).

10.36(1)	Compensation Program for Non-Employee Directors of BioSphere Medical, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K (File No. 000-23678)).
10.37(1)

Letter Agreement between BioSphere Medical, Inc. and Martin J. Joyce, dated June 14, 2005. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 17, 2005  (File No. 000-23678)).

10.38(1)

Letter Agreement between BioSphere Medical, Inc. and Peter C. Sutcliffe, dated June 14, 2005. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 17, 2005  (File No. 000-23678)).

10.39

Securities Purchase Agreement, dated as of February 17, 2006, by and among BioSphere Medical, Inc. and the investors named therein. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 21, 2006 (File No. 000-23678)).

10.40

Registration Rights Agreement, dated as of February 17, 2006, by and among BioSphere Medical, Inc. and the investors named therein. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 21, 2006 (File No. 000-23678)).

14.1	Code of Business Conduct and Ethics of the Company. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 000-23678)).
21.1	Subsidiaries of the Company. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-23678)).
23.1*	Consent of Ernst & Young LLP.
31.1*

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 21, 2006.

31.2*

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 21, 2006.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 21, 2006.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 21, 2006.

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
Date: March 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD J. FALESCHINI	Director, President and Chief Executive Officer	March 21, 2006
Richard J. Faleschini	(Principal Executive Officer)
/s/ MARTIN J. JOYCE	Vice President and Chief Financial Officer	March 21, 2006
Martin J. Joyce	(Principal Financial and Accounting Officer)
/s/ TIMOTHY J. BARBERICH	Director	March 21, 2006
Timothy J. Barberich
/s/ WILLIAM M. COUSINS, JR.	Director	March 21, 2006
William M. Cousins, Jr.
/s/ ALEXANDER M. KLIBANOV, Ph.D.	Director	March 21, 2006
Alexander M. Klibanov, Ph.D.
/s/ JOHN H. MACKINNON	Director	March 21, 2006
John H. MacKinnon, CPA
/s/ RICCARDO PIGLIUCCI	Director	March 21, 2006
Riccardo Pigliucci
/s/ DAVID P. SOUTHWELL	Director and Chairman of the Board	March 21, 2006
David P. Southwell