Form 10-Q
period 2006-03-31
BIOSPHERE MEDICAL INC
filed 2006-05-05
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 0-23678

BIOSPHERE MEDICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3216867
(State or Other Jurisdiction of Organization or Incorporation)	(I.R.S. Employer Identification No.)

1050 Hingham St., Rockland, Massachusetts 02370
(Address of Principal Executive Offices) (Zip Code)

(781) 681-7900
(Registrant’s Telephone Number, Including Area Code)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):  Large Accelerated Filer ☐         Accelerated Filer ☐         Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.). YES ☐   NO ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 1, 2006 was 17,285,605 shares.

BioSphere Medical, Inc.
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2006	December 31, 2005
(in thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,720	$8,774
Accounts receivable, net of allowance for doubtful accounts of $234 and $233 as of March 31, 2006 and December 31, 2005, respectively	4,360	3,521
Inventories	2,393	2,435
Prepaid expenses and other current assets	621	407
Total current assets	28,094	15,137
Property and equipment, net	809	858
Goodwill	1,443	1,443
Other assets	58	57
Total Assets	$30,404	$17,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,243	$1,146
Accrued compensation	1,619	1,830
Other accrued expenses	803	1,202
Current portion of capital lease obligations	109	127
Total current liabilities	3,774	4,305
Long-term capital lease obligations	84	101
Total Liabilities	3,858	4,406

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: 6% series A convertible preferred stock, 12,000 authorized shares, 8,560 and 8,434 shares issued and outstanding, as of March 31, 2006 and December 31, 2005, respectively (aggregate liquidation preference including accrued dividends of $8,688 at March 31, 2006)	7,577	7,449
Common stock, $.01 par value, 25,000,000 shares authorized; 17,285,605 and 15,006,005 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	173	150
Additional paid-in capital	98,584	84,471
Deferred compensation	—	(41)
Accumulated deficit	(79,700)	(78,798)
Accumulated other comprehensive loss	(88)	(142)
Total Stockholders’ Equity	26,546	13,089
Total Liabilities and Stockholders’ Equity	$30,404	$17,495

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
(in thousands except per share amounts)
Product sales	$5,269	$4,429
Costs and expenses:
Costs of product sales	1,691	1,541
Research and development	452	643
Sales	1,944	1,503
Marketing	712	617
General, administrative and patent costs	1,374	1,102
Total costs and expenses:	6,173	5,406
Loss from operations	(904)	(977)
Interest income	147	46
Interest expense	(4)	(4)
Foreign exchange losses, net	(13)	(295)
Other income, net	18	8
Loss before income taxes	(756)	(1,222)
Income tax (provision)	(17)	(3)
Net loss	(773)	(1,225)
Preferred stock dividends	(128)	(121)
Net loss applicable to common stockholders	$(901)	$(1,346)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.06)	$(0.09)
Weighted average number of common shares outstanding
Basic and diluted	15,955	14,391

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
(in thousands)
Cash flows from operating activities:
Net loss	$(773)	$(1,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	51	26
Depreciation and amortization	117	139
Non-cash stock compensation	190	—
Changes in operating assets and liabilities:
Accounts receivable	(820)	(185)
Inventories	24	168
Prepaid expenses and other current assets	(208)	(216)
Accounts payable	83	487
Accrued compensation	(349)	(382)
Other accrued expenses	(286)	(564)
Net cash used in operating activities	(1,971)	(1,752)
Cash flows from investing activities:
Purchase of property and equipment	(57)	(99)
Sale and maturity of available for sale marketable securities	—	254
Net cash (used in) provided by investing activities	(57)	155
Cash flows from financing activities:
Proceeds from issuance of common stock, net	13,527	—
Proceeds from issuance of common stock under employee benefit and incentive plans	459	128
Costs from issuance of convertible preferred stock and warrants, net	—	(41)
Principal payments under long-term debt and capital leases	(36)	(50)
Net cash provided by financing activities	13,950	37
Effect of exchange rate changes on cash and cash equivalents	24	267
Net increase (decrease) in cash and cash equivalents	11,946	(1,293)
Cash and cash equivalents at beginning of period	8,774	9,460
Cash and cash equivalents at end of period	$20,720	$8,167

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

The Company believes that its existing working capital as of March 31, 2006, together with anticipated proceeds from sales of microspheres, delivery systems and other products, will be sufficient to fund operating and capital requirements, as currently planned through 2007. In the longer term, the Company expects to fund its operations and sustaining capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, its failure to achieve expected revenue amounts, costs associated with changes in its uterine fibroid embolization (“UFE”) marketing programs, anticipated research and development expenses, the scope and results of preclinical and clinical testing, changes in the focus and direction of research and development programs, competitive and technological advances, the timing and results of regulatory review at the United States Food and Drug Administration or comparable regulatory agencies in other countries and the market’s acceptance of any approved products.

B)               Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The consolidated financial statements include the accounts of the Company’s three wholly owned subsidiaries, BMSA, Biosphere Medical Japan, Inc. and BSMD Ventures, Inc. All material inter-company balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the three months ended March 31, 2006 and 2005. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Certain reclassifications have been made to the prior year’s consolidated financial statement to conform to the current period presentation.

C)               Cash and Cash Equivalents

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

D)            Comprehensive Loss

Total comprehensive loss is comprised of net loss and other comprehensive income/(loss). Other comprehensive income/(loss) includes certain changes in equity that are excluded from net loss, specifically, the effects of foreign currency translation adjustments and any unrealized gains or losses on available-for-sale securities that are reflected separately in accumulated other comprehensive income/(loss) as stockholders’ equity. For the three months ended March 31, 2006 and 2005, our comprehensive loss was as follows:

	For the Three Months Ended March 31,
	2006	2005
(in thousands)
Net loss	$(773)	$(1,225)
Cumulative translation adjustment	54	130
Total comprehensive loss	$(719)	$(1,095)

E)                Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Shares used to compute dilutive net loss per share exclude common share equivalents, as their inclusion would have an antidilutive effect.

	For the Three Months Ended March 31,
	2006	2005
(in thousands)
Shares issuable upon exercise of stock options	2,684	2,842
Shares issuable upon conversion of convertible securities	2,172	2,047
Shares issuable upon exercise of outstanding warrants	400	400
Unvested restricted stock awards	15	—
	5,271	5,289

F)                Stock-Based Compensation

At March 31, 2006, the Company had three stock-based compensation plans. The Company’s 1997 Stock Option Plan provides for the grant of Incentive Stock Options (“ISOs”) to officers and employees and Non-Statutory Stock Options (“NSOs”)  to officers, directors, advisors, consultants and employees of the Company. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of the grant and have a maximum term of ten years from the date of grant. The Company’s 1994 Stock Option Plan provided for the grant of ISOs and NSOs to officers, directors, advisors, consultants and employees of the Company. Options generally become exercisable in five equal annual installments beginning on the first anniversary of the date of the grant and have a maximum term of ten years from the date of grant. The 1994 Plan expired in January 2004, and as of March 31, 2006, no shares were available for issuance. The Company’s 1994 Director Option Plan, as amended, provided for the grant of NSOs to directors of the Company who are not officers or employees of the Company or any subsidiary of the Company. Options granted under the Director Plan vest in either two or five equal installments beginning on the first anniversary of the date of the grant depending on the nature of the grant and have a maximum term of ten years from the date of grant. The Director Plan expired in January 2000, and as of March 31, 2006, no shares were available for issuance.

On March 9, 2006, the Board of Directors approved, subject to the approval of the stockholders at the 2006 Annual Meeting of Stockholders to be held on May 10, 2006, the adoption of the 2006 Stock Incentive Plan, which authorizes the issuance of up to an aggregate of 2,000,000 shares of common stock to officers, directors, advisors, consultants and employees of the Company. The 2006 Plan is intended to replace the existing 1997 Stock Option Plan, which expires in March 2007.

The Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), beginning January 1, 2006, using the modified prospective transition method. This statement requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. Compensation expense on fixed awards with pro rata vesting is recognized on a straight-line basis over the award’s vesting period.

Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore the Company did not recognize compensation expense in association with employee options granted at or above the market price of the Company’s common stock at the date of grant.

As a result of adopting SFAS 123R, the new standard, stock-based compensation charges during the three months ended March 31, 2006, increased by approximately $183,000. Of that amount, stock-based compensation charges for stock options granted during the quarter were $36,000. Net loss applicable to common stockholders for the three months ended March 31, 2006, increased by $183,000, or $0.01 per basic and diluted share.

The following table presents a  reconciliation of reported net loss and per share information to pro forma net loss and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation for all periods prior to January 1, 2006. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model:

For the Three Months Ended March 31,
2005
(in thousands except per share amounts)
Net loss applicable to common stockholders — as reported	$(1,346)
Add: Total stock-based employee compensation expense determined under fair value based methods for all awards	(145)

Net loss applicable to common stockholders — pro forma	$(1,491)

Net loss per common share applicable to common stockholders:
Basic and diluted — as reported	$(0.09)
Basic and diluted — pro forma	$(0.10)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2006 and 2005:

	2006	2005
Dividend yield	0%	0%
Expected volatility	75%	101%
Risk-free interest rate	4.74%	4.37%
Expected term (years)	6.31	6.33

Historical Company information was the primary basis for the expected volatility and the expected term assumptions. The decrease in expected volatility used for the three months ended March 31, 2006 as compared to 2005 was due to the change in historical experience over the prior 6.3 years from March 2006, which no longer included a period of time when the Company’s stock price experienced 146% volatility. A forfeiture rate of 14 % was used for the three months ended March 31, 2006 based on historical information. Prior to January 1, 2006 forfeitures were recorded on an actual basis.

Changes in outstanding stock options for the three months ended March 31, 2006, were as follows:

(in thousands, except option price)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,623	$4.07
Granted	276	7.13
Exercised	(205)	2.21
Forfeited	(10)	16.63

Outstanding at March 31, 2006	2,684	$4.50	7.06	$9,517

Exercisable at March 31, 2006	1,045	$5.18	4.25	$3,873
Vested or expected to vest at March 31, 2006	2,164	$4.59	1.20	$7,762

The aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 1,890,000 shares that had exercise prices that were lower than the $7.50 market price of our common stock at March 31, 2006. The total intrinsic value of options exercised was $1,001,000 during the three months ended March 31, 2006, and $73,000 for the three months ended March 31, 2005, determined as of the date of exercise.

At March 31, 2006, there was $2,814,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options, which the Company expects to recognize over a weighted-average period of 2.76 years.

The weighted-average grant-date fair value of options granted was $5.01 for the three months ended March 31, 2006, and $3.09 for the three months ended March 31, 2005. However, the amount of stock compensation expensed recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123R did not require any cumulative adjustments to the Company’s financial statements.

2.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

	March 31, 2006	December 31, 2005
(in thousands)
Raw material	$218	$209
Work in process	873	878
Finished goods	1,302	1,348
Total inventory	$2,393	$2,435

Included in inventory is an excess and obsolete product valuation allowance for finished goods of $156,000 and $117,000 as of March 31, 2006 and December 31, 2005, respectively.

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

	For the Three Months Ended March 31,
	2006	2005
(in thousands)
Revenues:
United States	$3,631	$2,920
France	959	984
Other European Union countries	473	350
Other foreign countries	206	175
Total revenues	$5,269	$4,429

	March 31, 2006	December 31, 2005
Long-lived assets:
United States	$299	$297
France	510	561
Total long-lived assets	$809	$858

4.   Common Stock

On February 22, 2006, the Company sold 2,075,000 shares of common stock at a price per share of $7.00 to several investors in a private placement. Upon payment of all offering expenses the the Company expects to receive net proceeds of approximately $13.4 million. The common stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering. Proceeds are to be used to fund current operations.

5.   Contingencies

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a juvenile patient suffered permanent bilateral blindness in a nasal angiofibroma embolization as a result of the use of the Company’s Embosphere Microspheres or the negligence of the healthcare providers or both factors combined. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. The Company carries product liability insurance and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which it has denied the claims being made. The

Company believes that this lawsuit is without merit and that it has viable defenses to the allegations in the complaint. Accordingly, the Company intends to defend against the claims vigorously. However, the Company cannot give any assurance that it will prevail and it is currently unable to predict the impact, financial or otherwise, of this product liability litigation.

6.   Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS 151”). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high quality accounting standards. The FASB and the IASB noted that both ARB No. 43, Chapter 4 and International Accounting Standard No. 2, “Inventories,” (“IAS No. 2”)  require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the FASB and the IASB noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB No. 43, Chapter 4 by adopting language similar to that used in IAS No. 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. The adoption of SFAS 151 by, the Company as of January 1, 2006 did not have an impact on the results of operations and financial position of the Company.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In the first quarter of 2006, and during the fiscal  year ended December 31, 2005 we generated revenues primarily from product sales of our Embosphere Microspheres in North America and the European Union. We also generated revenues from product sales in other geographic territories, including the Middle East, Africa, South America, and Asia. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath® Infusion Catheter and our Segway® Guidewire, as well as our other non-embolotherapy products, including barium delivery kits, and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenues in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids using a procedure called uterine fibroid embolization, or UFE.

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

We have experienced operating losses in each fiscal period since our inception. As of March 31, 2006, we had approximately $20.72 million in cash and cash equivalents and an accumulated deficit of approximately $79.70 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to incur operating losses in 2006 as we execute our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

On February 22, 2006, we sold 2,075,000 shares of our common stock at a price of $7.00 to several investors in a private placement. Upon payment of all offering expenses we expect to receive net proceeds of approximately $13.40 million.

On March 13, 2006, we announced that we have instituted a voluntary recall of our HepaSphere™ Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. HepaSphere Microspheres, which are used in the treatment of primary and metastatic liver cancer, are contained in a prefilled vial that is in turn packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. We are not aware of any adverse events resulting from the defects in the paper packaging. We recognized an inventory charge of approximately $30,000 related to the recall of HepaSphere Microspheres during the three months ended March 31, 2006. Sales of HepaSphere Microspheres outside of the United States are expected to resume in the current packaging with a three month shelf life by the end of the second quarter in 2006. We expect to launch the new packaging for the HepaSphere in the later half of 2006 once the design is produced and validated.

Research and Development

The following table identifies each of the programs for which we have incurred research and development expenses in the three months ended March 31, 2006, and in the year ended December 31, 2005 and the current development phase of each.

Product / Product Candidate	Development Status
Embosphere® Microspheres

Approved for uterine fibroids, hypervascularized tumors and other arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Equador, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia

EmboGold® Microspheres

Approved for hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Equador, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia

EmboCath® Infusion Catheter	Approved for peripheral embolization procedures including UFE and liver embolization in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Equador, Panama and China

Segway® Guidewire	Approved for peripheral embolization procedures including UFE and liver embolization in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Equador, Panama and China

HepaSphereTM Microspheres	CE Mark approval obtained in the European Union for primary and metastatic liver cancer; clinical evaluation in Japan

QuadraSphereTM Microspheres	510(k) application submitted to the United States Food and Drug Administration, or FDA for hypervascularized tumors and peripheral arteriovenous malformations

SequitorTM Steerable Guidewire	510(k) application submitted to the FDA in April 2006

MR (magnetic resonance)—Embosphere Microspheres	Preclinical research—animal studies

EmboCath® Plus Infusion Microcatheter	Preclinical research—animal studies

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

Total research and development expenses were $452,000 or 7% of total costs and expenses, and $643,000 or 12% of total costs and expenses, for the three months ended March 31, 2006 and 2005, respectively. The decrease in total costs was primarily due to lower overhead costs and to the completion of HepaSphere-related projects that were ongoing in the first quarter of 2005. Our research and development functions typically work on a number of projects concurrently. In addition, except for clinical expenses, a substantial amount of fixed research and development costs such as salary and salary-related benefits, rent, equipment depreciation, utilities, insurance and maintenance are shared among various programs. Accordingly, we have not historically tracked specific costs for each of our research and development projects.

There is a risk that any medical device development program may not produce revenue. Moreover, because of uncertainties inherent in medical device development, including those factors described below under “Risk Factors,” we may not be able to successfully develop and commercialize the product candidates included in the table above.

We have obtained CE mark approval in the European Union for our HepaSphere Microsphere, which are also in clinical evaluation in Japan. We have exclusive worldwide rights to the HepaSphere Microsphere technology under a license from Dr. Shinichi Hori, subject only to Dr. Hori’s right to conduct clinical trials on our behalf in Japan, treat patients at Rinku Medical Center and Osaka Medical Center in Japan and engage in research at Osaka University. We have submitted a 510(k) application to the FDA seeking marketing clearance in the United States for our QuadraSphere Microspheres product candidate for the treatment of hypervascularized tumors and peripheral arteriovenous malformations. Our QuadraSphere Microspheres are technically identical in all respects to our HepaSphere Microspheres, which are marketed outside of the United States. In April 2006, we submitted a 510(k) application to the FDA seeking United States marketing clearance for our Sequitor Steerable Guidewire product candidate to facilitate the placement of catheters within the peripheral vasculature for various diagnostic and interventional procedures. We are also conducting preclinical research of our MR-Embosphere Microsphere product candidate for use in the treatment of uterine fibroids and liver cancer and of our EmboCath Plus Infusion Microcatheter product candidates. The successful development of these early stage product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing medical devices, including the uncertainty of:

•                    the scope, rate of progress and cost of clinical trials and other research and development activities undertaken by us;

•                    future clinical trial results;

•                    the cost, timing and success of regulatory approvals;

•                    the cost, timing and success of establishing sales, marketing and distribution capabilities;

•                    the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•                    the effect of competing technological and market developments; and

•                    the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Any failure to complete the development of our product candidates in a timely manner, or at all, could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth in “Risk Factors.”

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure at the date of our financial statements. The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, stock-based compensation, accounts receivable, inventories and deferred taxes. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to note B of the notes to our consolidated financial statements included in our Annual Report on From 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission, or SEC. The significant accounting policies which we believe are the most critical to gaining a full understanding of and evaluating our reported financial results include the following:

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

Stock Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” or SFAS 123R, beginning January 1, 2006, using the modified prospective transition method. This statement requires us to measure the cost of employee services in exchange for an award of equity based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. Compensation expense on fixed awards with pro rata vesting is recognized on a straight-line basis over the awards vesting period.

Prior to January 1, 2006, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.

As a result of adopting the new standard, stock-based compensation charges during the three months ended March 31, 2006, increased by approximately $183,000. Of that amount, stock-based compensation charges for stock options granted during the quarter were $36,000. Net loss applicable to common stockholders for the three months ended March 31, 2006, increased by $183,000, or $0.01 per basic and diluted share.

At March 31, 2006, there was $2.81 million of unrecognized compensation cost, net of estimated forfeitures related to non-vested awards, which we expect to recognize over a weighted-average period of 2.76 years. However, the amount of stock compensation expensed recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123R did not require any cumulative adjustments to our financial statements.

Accounts Receivable

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical payment experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Substantially all of our receivables are due from hospitals, distributors, health care clinics and managed care systems located throughout the United States, Canada, Europe, Asia and South America. A significant portion of products sold, both foreign and domestic, is ultimately funded through government reimbursement programs. As a consequence, changes in these programs can have an adverse impact on liquidity and profitability of our customer base.

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

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2006	2005	($)	(%)
(in thousands)
Total revenues	$5,269	$4,429	$840	19%
Costs of product sales	1,691	1,541	150	10%
Gross margin	$3,578	$2,888	$690	24%
Gross margin %	68%	65%	3%

Revenues.   The $840,000, or 19%, increase in revenues in the three-month period ended March 31, 2006, as compared to the same period in 2005 was primarily due to the following:

•       Revenues from microsphere sales in the United States grew approximately $755,000 on increased demand for EmboSphere Microspheres in both the western and eastern regions, which grew 37% and 10%, respectively, over the first quarter of 2005. This volume growth is partially due to the addition of five new sales territories maintained by us in the first quarter of 2006, as compared to the first quarter of 2005. These additional territories have enabled us to better penetrate existing territories and to develop UFE awareness in new territories.

•       Revenues from microspheres sales outside of the United States were $253,000 higher, as compared with the first quarter of 2005, primarily due to UFE volume growth in Europe. We expect to build on this growth in Europe and develop further growth through expansion into Asia.

Offsetting these increases were changes in the foreign exchange rates as sales from our French office decreased $140,000 due to the strengthening of the US dollar vs. the Euro, which averaged 1.20 dollars to the Euro in the first quarter of 2006 compared to 1.31 dollars to the Euro in the first quarter of 2005.

Costs of Product Sales.   The $150,000, or 10%, increase in costs of product sales in the three-month period ended March 31, 2006, as compared to the same period in 2005, was primarily due to higher EmboSphere Microsphere sales volume and, to a lesser extent, the recognition of equity compensation resulting from the adoption of SFAS 123R in 2006 and the write-off of packaged HepaSphere Microsphere inventory.

The gross margin improvement of 3% as a percent of revenues in the first quarter of 2006 as compared to the first quarter of 2005 was primarily attributable to the increase in microsphere sales net of equity compensation costs, inventory write-offs and foreign currency translation adjustments.

We expect that future gross margin will be highly correlated with the following factors:

•       revenue growth;

•       production levels;

•       foreign exchange rate movements;

•       terms and conditions of subcontracted manufacturer and supplier agreements; and

•       future inventory reserve requirements.

Expense Overview

	For the Three Months Ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2006	2005	($)	(%)
(in thousands)
Research and development	$452	$643	$(191)	(30)%
Sales	1,944	1,503	441	29%
Marketing	712	617	95	15%
General, administrative and patent	1,374	1,102	272	25%
Total operating expenses	$4,482	$3,865	$617

Research and Development Expense.   Total research and development expenses in the three-month period ended March 31, 2006, decreased $191,000, or 30%, primarily due to lower overhead costs and to the completion of HepaSphere-related projects that were ongoing in the first quarter of 2005. The decrease in overhead resulted from the reduction in headcount in the second quarter of 2005, representing approximately $95,000 of the decrease, and from an additional $50,000 of savings realized from the reduction in US facility costs achieved by the consolidation of space in our facility in Rockland, Massachusetts. At the end of the first quarter of 2006, we reacquired the space in our Rockland facility, which will be utilized by the research and development, sales and marketing functions.

Sales Expense.   Sales expense for the three-month period ended March 31, 2006, increased $441,000, or 29%, primarily due to the expansion of the sales team in the United States to support five new sales territories, as well as costs incurred from personnel changes  in our international sales organization.

Marketing Expense.   Marketing expense for the three-month period ended March 31, 2006, increased $95,000, or 15%, primarily due to increased local promotional activities, including radio and transit advertising, as well as local educational programs in an effort to build physician and patient demand for UFE in the United States.

General, Administrative and Patent Expense.   General, administrative and patent expenses for the three-month period ended March 31, 2006 increased $272,000, or 25%, primarily due to an increase in consulting and compensation.  In the first quarter of 2006, we incurred approximately $125,000 in consulting costs to position the company for continued growth and recognized higher equity and cash compensation costs of approximately $80,000 and $48,000, respectively.

Interest Income, net.   Interest income, net of interest expense, in the three-month period ended March 31, 2006 was $142,000, compared to $42,000 in the comparable period in 2005. The $100,000 increase in the first quarter of 2005 was primarily due to higher average daily invested cash balances and interest rates on available investment grade assets as compared to the prior year quarter.

Foreign Exchange Losses, Net.   Foreign exchange gains and losses primarily resulted from Euro to US dollar foreign currency fluctuations on Euro denominated intercompany trade accounts. The foreign exchange losses during the three-month period ended March 31, 2006 totaled approximately $13,000 compared to $295,000 in the same period of 2005. The decrease in losses was primarily due to lower intercompany trade payable and receivable balances, which are denominated in Euros, during Q1 2006 as compared to Q1 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had $20.72 million of cash, cash equivalents and marketable securities, an increase of $11.95 million from $8.77 million at December 31, 2005. This increase was primarily the result of the net proceeds from our private placement of common stock in February of 2006, offset by operating losses and changes in working capital. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenues, bank financing, equipment financing leases and, to a lesser extent, the exercise of stock options.

Net cash used in operating activities was $1.97 million and includes a net loss of $770,000 and $1.20 million in working capital changes. Accounts receivable increased $820,000 on higher sales and a thirteen-day increase in days sales outstanding, which increased to 74 days from 61 days at December 31, 2005.

In the first quarter of 2006, we spent $57,000 to purchase manufacturing equipment to produce our next generation of delivery systems and to purchase other equipment to support our existing infrastructure. We anticipate the level of capital expenditures in the remaing quarters of 2006 to increase as we continue to invest in our manufacturing, marketing and research and development equipment.

Net cash provided by financing activities was $13.95 million for the three-months ended March 31, 2006, which included $13.53 million of net proceeds from our private placement of 2,075,000 shares of common stock in February of 2006 and $459,000 from the exercise of common stock options offset by scheduled principal payments on existing capital leases.

Borrowing Arrangements

In June 2004 we entered into an agreement to extend the existing two-year credit facility with a bank originally entered into in May 2002. The amended agreement reduced our maximum borrowings from $5.0 million to $3.0 million. We may use amounts borrowed under the agreement for general working capital and corporate purposes, subject to limitations defined in the agreement. This agreement expires in June 2007.

There were no borrowings outstanding under this agreement as of March 31, 2006. Each available 30, 60, 90 or 180-day advance will bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day LIBOR rate (4.83% as of March 31, 2006) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BioSphere Medical SA, a wholly owned subsidiary, as collateral.

Other Contractual Obligations

On February 24, 2006, we amended the lease for the office and laboratory facility we currently occupy in Rockland, Massachusetts. Pursuant to the amendment, the leased premises was increased to a total area of approximately 13,000 square feet at a monthly cost of $19,500 per month, and the term of the lease was extended from March 31, 2007 to February 28, 2009. Our other material contractual obligations are set forth in our annual report on Form 10-K for the year ended December 31, 2005, which is on file with the SEC.

We believe that the approximately $20.72 million in cash, cash equivalents and marketable securities that we have as of March 31, 2006, together with anticipated proceeds from sales of our microspheres, delivery systems and other products will be sufficient to fund our operating and capital requirements as currently planned through 2007. In the longer term we expect to fund our operations and sustaining capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, our failure to achieve expected revenue amounts, costs associated with changes in our UFE marketing programs, anticipated research and development expenses, the scope and results of preclinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review and the market’s acceptance of any approved products, including our Embosphere Microspheres for UFE and HepaSphere Microspheres.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin, or ARB, No. 43, Chapter 4”, or SFAS 151. SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board, or IASB, toward development of a single set of high quality accounting standards. The FASB and the IASB noted that ARB No. 43, Chapter 4 and International Accounting Standard No. 2, “Inventories,” or IAS No. 2, require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the FASB and the IASB noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB No. 43, Chapter 4 by adopting language similar to that used in IAS No. 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Our adoption of SFAS 151 as of January 1, 2006, did not have an material impact on our results of operations and financial position.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including:

•                  any projections of revenues, expenses, earnings or losses from operations, or other financial items;

•                  any statements of the plans, strategies and objectives of management for future operations;

•                  any statements concerning product research, development and commercialization timelines;

•                  any statements about our expectations regarding market acceptance and market penetration for our products;

•                  any statements of expectation or belief; and

•                  any statements of assumptions underlying any of the foregoing.

The risks, uncertainties and assumptions referred to above include risks that are described below in “Risk Factors” and elsewhere in this quarterly report and that are otherwise described from time to time in our SEC reports filed after this report.

The forward-looking statements included in this quarterly report represent our estimates as of the date of this quarterly report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this quarterly report.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of March 31, 2006, we did not participate in any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in Euro, and as of March 31, 2006 approximately Euro 324,000 or $391,000 remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments in money market funds. Due to the conservative nature of our investments, we believe interest rate risk is mitigated.

ITEM 4.                    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D and St. Louis University. The lawsuit alleges, among other things, that a juvenile patient suffered permanent bilateral blindness in a nasal angiofibroma embolization as a result of the use of our Embosphere Microspheres or the negligence of the health care providers or both factors combined. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. We carry product liability insurance and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. We believe that this lawsuit is without merit and that we have viable defenses to the allegations in the complaint. Accordingly, we intend to defend against the claims vigorously. However, we cannot give any assurance that we will prevail and we are currently unable to predict the impact, financial or otherwise, of this product liability litigation.

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

The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of our 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

Risks Relating to Our Future Profitability, Our Financial Results and Need For Financing

Because we have a history of losses and our future profitability is uncertain, our common stock is a speculative investment.

We have incurred operating losses since our inception and, as of March 31, 2006, had an accumulated deficit of approximately $79.70 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses in 2006 as we continue our research, development and commercialization efforts.

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

We believe that our existing cash and other working capital, together with anticipated proceeds from  sales of our products, will be sufficient to fund our operating and capital requirements, as currently planned through 2007.

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

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, the amount of revenues we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; anticipated research and development efforts; cost and time involved in preclinical and clinical testing; costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review and, the market’s acceptance of any approved products.

We also expect to incur additional costs related to ongoing research and development activities, preclinical studies, clinical trials, and the expansion of our manufacturing, laboratory and administrative capabilities, as well as costs relating to further market development and commercialization efforts. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies. If adequate funds are not available, we may be required to delay, scale back or eliminate some of our research, development, sales and marketing initiatives, which would have a material adverse effect on our business, results of operations and ability to achieve profitability.

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

•     the timing and volume of customer orders for our products;

•     procedure cancellations;

•     introduction or announcement of competitive products;

•     regulatory approvals;

•     product recalls;

•     turnover in our direct sales force;

•     timing and amount of expenses;

•     reductions in orders by our distributors;

•     effectiveness of new marketing and sales program;

•     changes in management;

•     negative publicity; and

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

If we are not able to successfully educate physicians to properly use our product, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims, product recalls, fines or other penalties or enforcement actions by regulatory agencies and associated adverse publicity. For example, in August 2005 we were named as a defendant in a product liability lawsuit in which the defendant, a minor child, claims that he was rendered blind in both eyes as a result of the use of our Embosphere Microsphere product during a nasal angiofibroma embolization. See “We may be exposed to product liability claims, and if we are unable to obtain or maintain adequate product liability insurance, then we may have to pay significant monetary damages in a successful product liability claim against us.” While we have product liability insurance, we may not be able to maintain such insurance at favorable rates, or at all, and any successful judgments against us could exceed our coverage. In addition, we have provided to our customers a satisfaction guarantee that requires us to accept the return of any inventory and credit the entire amount of the original order if a properly trained customer is not satisfied with the performance of our microspheres or our delivery system products.

If we experience adverse publicity or are subject to product liability claims, excessive guarantee claims, recalls, fines and the like, we will be unable to achieve widespread market acceptance of our microsphere products and achieve profitability. For example, in March 2006 we announced that we had instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. HepaSphere Microspheres are contained in a prefilled vial that is in turn packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. Although we are not aware of any adverse events resulting from the defects in the paper packaging, our voluntary recall of this product could result in reputational harm or a perception that the product is not safe, either of which could adversely affect market acceptance of our microsphere products.

If we do not successfully market and promote our Embosphere Microspheres for use in uterine fibroid embolization, our product revenues will not increase.

In the first quarter of 2003, we launched our ask4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third-party payers of UFE as an alternative treatment for fibroids. We believe the majority of our revenues in the United States for the two years ended December 31, 2005, and for the three months ended March 31, 2006, were derived from the sale of Embosphere Microspheres for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve widespread acceptance of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased market acceptance, our product revenues, profitability and success will be adversely affected. We are continuing to market EmboGold Microspheres for use in hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of March 31, 2006, we had EmboGold inventory with a carrying value of $150,000, including in-process inventory of $110,000 and finished goods syringes of $40,000. We currently believe no provision for the write-off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

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

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, Asia and in South America. In 2003 we began a marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. We currently have a sales force of 21 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentive to maintain our sales force or to attract new sales personnel or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We currently have distribution agreements with approximately 45 third-party distributors. Any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products, thereby exposing us to potential expenses in terminating such distribution agreements. For example, in 2002, our subsidiary, BSMA, ended a distribution agreement with a third party in part because of such party’s failure to achieve sales forecasts agreed upon by the parties. As a result of subsequent litigation BSMA was required to pay approximately $800,000 in damages arising from such termination and incurred additional legal and administrative expenses incident to the legal proceeding. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

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

We derived approximately 12% of our revenues for the three-month period ended March 31, 2006, from the sale of nonstrategic medical products that we expect will constitute a less significant portion of our revenues on an ongoing basis. These nonstrategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, we estimate that a significant portion of our revenues for the three months ended March 31, 2006, and for the year ended December 31, 2005, were derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek, clearance from the FDA to market. We made the decision not to seek FDA clearance for our EmboGold Microsphere product because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of rash and/or pain. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

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

In August 2005 we were named as a defendant in a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, which we refer to as the Pingel Claim. The lawsuit alleges, among other things, that a juvenile patient suffered permanent bilateral blindness in a nasal angiofibroma embolization as a result of the use of our Embosphere Microspheres or the negligence of the healthcare providers or both factors combined. Plaintiffs seek compensatory and punitive damages. Although we currently maintain product liability insurance coverage for our products, including the Embosphere Microsphere product that is the subject of the Pingel claim, our existing insurance and any additional insurance we may subsequently obtain may not provide us with adequate coverage against all potential claims. For example, although our product liability insurer has agreed to vigorously defend us with regards to all of the counts set forth against us in the Pingel Claim, the insurer has advised us in writing that any verdict against us for punitive damages is specifically excluded from coverage. The insurer has also advised us that it does not waive any other defenses to coverage that may apply.

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

On March 13, 2006, we announced that we have instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. We received CE mark approval to sell HepaSphere Microspheres in the European Union in 2004 and commercial launch began in late 2005. We also have had limited sales of HepaSphere Microspheres in Japan under private import restrictions. HepaSphere Microspheres are contained in a prefilled vial that is in turn packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. Although we are not aware of any adverse events resulting from the defects in the paper packaging, our voluntary recall of this product could result in reputational harm or a perception that the product is not safe, either of which could adversely affect market acceptance of our microsphere products and result in decreased sales. In addition, we may encounter unanticipated delays and expenses relating to the launch of the redesigned packaging, which could adversely affect our operating results.

If we are not able to compete effectively, we may experience decreased demand for our products, which may result in price reductions.

We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. We have experienced increased competition since receiving FDA approval for use of our Embosphere Microspheres for UFE. Our success depends upon our ability to develop and maintain a competitive position in both the embolotherapy and related delivery systems markets. Our key competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are Angiodynamics Incorporated, Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson and Johnson Company, Pfizer, Inc. and Terumo Corporation. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products quicker or at less cost, that compete with our microsphere products and related delivery systems. In addition, we may experience decreased demand for our products if these or other competitors announce that they have begun to develop products that compete with our products. For example, in 2004, some of our competitors provided free or reduced-price samples of competing forms of microspheres for the treatment of medical procedures for which our Embosphere Microspheres are indicated. The availability of these free or reduced-price samples has had, and may continue to have, a material adverse effect on our product revenues, primarily due to a loss of market share for the sale of our products. Currently, the primary products with which our microspheres compete for some of our applications are spherical PVA sold by Boston Scientific, Terumo and Biocompatibles, and gel foam sold by Pfizer and non-spherical PVA sold by Angiodynamics, Boston Scientific and Cook. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

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

If we do not retain our senior management and other key employees we may not be able to successfully implement our business strategy.

Our success is substantially dependent on our ability  to retain members of our senior management and other key employees. All of the agreements with our officers provide that employment is at-will and may be terminated by the employee at any time and without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives. We do not carry key man life insurance on any of our executive officers or other personnel.

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

As of May 1, 2006, Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 23% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, two of our directors are executive officers of Sepracor and we have granted board observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitled them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

We do not know whether competitors have similar U.S. patent applications on file, since U.S. patent applications filed before November 28, 2000, or for which no foreign patents will be sought are secret until issued, and applications filed after November 28, 2000, are published approximately 18 months after their earliest priority date. Consequently, the United States Patent and Trademark Office could initiate interference proceedings involving our owned or licensed U.S. patent applications or issued patents. Further, there is a substantial backlog of patent applications at the United States Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

On January 13, 2005, we were notified of a proceeding brought before the European Patent Office on December 23, 2004, by Biocompatibles UK Limited challenging the patentability of the claims in our granted European Patent 1128816, which relates to certain PVA microspheres, their use in embolization and methods of manufacture related to such PVA microspheres. We are defending our European PVA patent in this proceeding. While we are not able to predict the outcome of this patent opposition proceeding, it will not impact our ability to sell our Embosphere Microsphere products.

With the exception of the European Opposition proceeding just described, we are not currently involved in any other litigation or actions with third parties to enforce or defend our patent rights. However, in order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. By initiating legal proceedings to enforce our intellectual property rights, we may also provoke these third parties to assert claims against us and, as a result, our patents could be narrowed, invalidated or rendered unenforceable by a court. Furthermore, we may be sued for infringing on the intellectual property rights of others. We may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court regarding the proprietary rights of others. Intellectual property litigation is costly and, even if we prevail, could divert management attention and resources away from our business.

The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. We may not prevail in any patent-related proceeding. If we do not prevail in any litigation, we could be required to pay damages, stop the infringing activity, or obtain a license. Any required license might not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be prevented from selling some of our products, which could decrease our revenues.

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenues from the sale of our microspheres and other products in the European Union. For the three months ended March 31, 2006 and the year ended December 31, 2005, approximately 27% of our revenues were derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

•       complex reimbursement procedures;

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

The market price of our stock is highly volatile. From January 1, 2004 through May 1, 2006, the price of our common stock has ranged from a low of $2.12 to a high of $9.43. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2006, we sold 2,075,000 shares of common stock at a price per share of $7.00 to several investors in a private placement. We received net proceeds of approximately $13.4 million. The common stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering. Proceeds are to be used to fund current operations.

ITEM 6.                    EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2006	BIOSPHERE MEDICAL, INC.

/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)

Date: May 5, 2006	/s/ MARTIN J. JOYCE
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