Form 10-Q
period 2006-06-30
BIOSPHERE MEDICAL INC
filed 2006-08-14
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2006 was 17,797,602 shares.

BioSphere Medical, Inc.
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
(in thousands except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,682	$8,774
Accounts receivable, net of allowance for doubtful accounts of $236 and $233 as of June 30, 2006 and December 31, 2005, respectively	3,496	3,521
Inventories	2,536	2,435
Prepaid expenses and other current assets	579	407
Total current assets	28,293	15,137
Property and equipment, net	785	858
Goodwill	1,443	1,443
Other assets	60	57
Total Assets	$30,581	$17,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,295	$1,146
Accrued compensation	1,801	1,830
Other accrued expenses	934	1,202
Current portion of capital lease obligations	90	127
Total current liabilities	4,120	4,305
Long-term capital lease obligations	69	101
Total Liabilities	4,189	4,406

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: 6% series A convertible preferred stock, 12,000 authorized shares, 8,688 and 8,434 shares issued and outstanding, as of June 30, 2006 and December 31, 2005, respectively (aggregate liquidation preference including accrued dividends of $8,818 at June 30, 2006)	7,707	7,449
Common stock, $.01 par value, 25,000,000 shares authorized; 17,797,602 and 15,006,005 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	177	150
Additional paid-in capital	99,297	84,471
Deferred compensation	—	(41)
Accumulated deficit	(80,814)	(78,798)
Accumulated other comprehensive income (loss)	25	(142)
Total Stockholders’ Equity	26,392	13,089
Total Liabilities and Stockholders’ Equity	$30,581	$17,495

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Product sales	$5,637	$4,489	$10,906	$8,918
Cost and expenses:
Costs of product sales	1,669	1,499	3,359	3,041
Research and development	691	507	1,143	1,150
Sales	1,820	1,533	3,755	2,993
Marketing	1,059	812	1,789	1,472
General, administrative and patent	1,597	1,122	2,962	2,224
Total costs and expenses:	6,836	5,473	13,008	10,880
Loss from operations	(1,199)	(984)	(2,102)	(1,962)
Interest income	251	45	398	91
Interest expense	(3)	(4)	(7)	(8)
Foreign exchange gains/(losses), net	(19)	(187)	(32)	(481)
Other income/(expense), net	—	(2)	19	6
Loss before income taxes	(970)	(1,132)	(1,724)	(2,354)
Income tax (provision)/benefit	(15)	96	(32)	93
Net loss	(985)	(1,036)	(1,756)	(2,261)
Preferred stock dividends	(130)	(123)	(259)	(244)
Net loss applicable to common stockholders	$(1,115)	$(1,159)	$(2,015)	$(2,505)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.06)	$(0.08)	$(0.12)	$(0.17)
Weighted average number of common shares outstanding
Basic and diluted	17,318	14,618	16,640	14,505

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(1,756)	$(2,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	28
Provision for inventory obsolescence	41	(16)
Depreciation and amortization	234	257
Non-cash stock compensation	719	3
Changes in operating assets and liabilities:
Accounts receivable	84	(226)
Inventories	(44)	285
Prepaid expenses and other current assets	(153)	(403)
Accounts payable	112	378
Accrued compensation	(67)	(182)
Other accrued expenses	(317)	(260)
Net cash used in operating activities	(1,147)	(2,397)
Cash flows from investing activities:
Purchase of property and equipment	(130)	(129)
Sale and maturity of available for sale marketable securities	—	644
Net cash (used in) provided by investing activities	(130)	515
Cash flows from financing activities:
Proceeds from issuance of common stock, net	13,498	—
Proceeds from issuance of common stock under employee benefit and incentive plans	678	519
Costs from issuance of convertible preferred stock and warrants, net	—	(59)
Principal payments under long-term debt and capital leases	(73)	(88)
Net cash provided by financing activities	14,103	372
Effect of exchange rate changes on cash and cash equivalents	82	374
Net increase (decrease) in cash and cash equivalents	12,908	(1,136)
Cash and cash equivalents at beginning of period	8,774	9,460
Cash and cash equivalents at end of period	$21,682	$8,324

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

The Company believes that its existing working capital as of June 30, 2006, together with anticipated proceeds from sales of microspheres, delivery systems and other products, will be sufficient to fund operating and capital requirements, as currently planned through 2007. In the longer term, the Company expects to fund its operations and sustaining capital requirements through a combination of expected proceeds from product sales and anticipated capital equipment financing. However, cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, its failure to achieve expected revenue amounts, costs associated with changes in its uterine fibroid embolization (“UFE”) marketing programs, unanticipated research and development expenses, the scope and results of preclinical and clinical testing, changes in the focus and direction of research and development programs, competitive products and technologies, the timing and results of regulatory review at the United States Food and Drug Administration or comparable regulatory agencies in other countries and the market’s acceptance of any approved products.

B)               Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The consolidated financial statements include the accounts of the Company’s three wholly owned subsidiaries, BMSA, BioSphere Medical Japan, Inc. and BSMD Ventures, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the three and six months ended June 30, 2006 and 2005. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which has been filed with the Securities and Exchange Commission.

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

D)            Comprehensive Loss

Total comprehensive loss is comprised of net loss and other comprehensive income/(loss). Other comprehensive income/(loss) includes certain changes in equity that are excluded from net loss, specifically, the effects of foreign currency translation adjustments and any unrealized gains or losses on available-for-sale securities that are reflected separately in accumulated other comprehensive income/(loss) as stockholders’ equity. For the three and six months ended June 30, 2006 and 2005, our comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net loss	$(985)	$(1,036)	$(1,756)	$(2,261)
Cumulative translation adjustment	113	(43)	167	87
Unrealized gain on available for sale securities	—	3	—	3
Total comprehensive loss	$(872)	$(1,076)	$(1,589)	$(2,171)

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive:

	As of June 30,
(in thousands)	2006	2005
Shares issuable upon exercise of stock options	2,741	2,883
Shares issuable upon conversion of convertible securities	2,172	2,047
Shares issuable upon exercise of outstanding warrants	400	400
Unvested restricted stock awards	430	15
	5,743	5,345

F)                Stock-Based Compensation

As of June 30, 2006, the Company has granted options and/or restricted stock awards under the following four stock-based compensation plans: (i) the 2006 Stock Incentive Plan (the “2006 Plan”), which was adopted by the Company’s Board of Directors on March 9, 2006 and was approved by the Company’s stockholders on May 10, 2006 and which authorizes the issuance of up to an aggregate of 2,000,000 shares of common stock to officers, directors, advisors, consultants and employees of the Company; (ii) the 1997 Stock Option Plan (the “1997 Plan”), which expires in March 2007 and is intended to be replaced by the 2006 Plan, (iii) the 1994 Stock Option Plan (the “1994 Plan”), which expired in January 2004 and, accordingly, has no shares available for future grant and (iv) the 1994 Director Option Plan (the “Director Plan”), which expired in January 2000 and, accordingly, has no shares available for future grant.  The Company’s 2006 Plan, 1997 Plan and 1994 Plan each provide for the grant of Incentive Stock Options (“ISOs”) to officers and employees and Non-Statutory Stock Options (“NSOs”) to officers, directors, advisors, consultants and employees of the Company. Options granted under such plans generally become exercisable in five equal annual installments beginning on the first anniversary of the date of the grant and have a maximum term of ten years from the date of grant. The Company’s Director Plan provided for the grant of NSOs to directors of the Company who are not officers or employees of the Company or any subsidiary of the Company. Options granted under the Director Plan vest in either two or five equal installments beginning on the first anniversary of the date of the grant depending on the nature of the grant and have a maximum term of ten years from the date of grant.

The 2006 Plan and 1997 Plan also provide for the grant of restricted stock awards to officers, directors, advisors, consultants and employees of the Company.  Generally, the restricted stock awards are subject to a right of repurchase by the Company if service is terminated prior to specified dates and/or if specified performance conditions are not met, which right of repurchases lapses over time.  Ownership of restricted stock cannot be transferred, except under specified circumstances, until the foregoing repurchase restrictions have lapsed.  In connection with restricted stock grants, the Company records compensation expense based on the fair value of the shares at the time of grant. This stock compensation is amortized on a straight-line basis over the vesting periods.

Pursuant to the terms of the 2006 Plan, upon re-election to the Board of Directors, each non-employee Director is eligible to receive a grant of 2,500 shares of restricted Common Stock, priced at $0.01 per share and subject to repurchase by the Company in the event that the Director ceases to serve on the Board of Directors during the two year period after the date of grant.

On June 1, 2006, the Board of Directors awarded an aggregate of 400,000 shares of restricted common stock to the Company’s executive officers under the 2006 Plan.  The shares of restricted common stock are subject to a right of repurchase by the Company which lapses on June 1, 2010 subject to the achievement by the Company of specified stockholder returns on its common stock.  If on June 1, 2010, the four-year cumulative total stockholder return on the Company’s common stock is equal in dollar amount to the four-year cumulative total return for the NASDAQ Medical Equipment Index (“NASDAQ Index”), 25% of the restricted stock award will vest and no longer be subject to the repurchase option. An additional 1.6304% of the restricted stock award will vest and become free of the repurchase option for each one percentage that the four-year cumulative total stockholder return on the Company’s common stock exceeds the four-year cumulative total return for the NASDAQ Index.  The aggregate intrinsic value of the 400,000 shares of the Company’s common stock underlying the restricted stock awards was $2.40 million, based on the closing price of the Company’s common stock on the NASDAQ Global Market on the date of grant.  The Company utilized a Monte-Carlo simulation to simulate a range of possible future stock prices over the four-year period, for the Company’s common stock and the NASDAQ Index to determine the number of restricted shares that may vest, based upon such simulation. Using the Monte-Carlo simulation method, the Company calculated an aggregate compensation cost of $580,000 at the time of the grant.  The Company will recognize this compensation cost over the four-year service period whether or not the market condition is actually satisfied.  In the event that a qualifying change in the control of the Company occurs prior to June 1, 2010, the Company’s repurchase option will fully lapse, accordingly, and the Company will then recognize a compensation change equal to the full $2.40 million intrinsic value less any previously recognized compensation expense.

Pursuant to the Company’s 2000 Employee Stock Purchase Plan, the Company may issue and sell to its eligible employees up to an aggregate of 100,000 shares of common stock at a purchase price equal to 85% of the lower of the fair market value on the first or last day of each six-month offering period. Eligible employees may elect to have between 1% and 10% of their regular compensation withheld through payroll deductions to pay the purchase price of the shares at the end of the offering period, subject to limitations specified in the plan.

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123R”), beginning January 1, 2006, using the modified prospective transition method. This statement requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, the Company has not adjusted its financial statements for periods prior to the date of adoption for the change in accounting. However, the Company will recognize compensation expense for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting recognized on a straight-line basis over the awards vesting period.

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

As a result of adopting SFAS 123R, stock-based compensation charges during the three and six months ended June 30, 2006, increased by approximately $466,000 and $649,000, respectively. Of that amount, stock-based compensation charges for stock options and awards granted during the first six months were $384,000. Net loss applicable to common stockholders for the three and six months ended June 30, 2006 increased as compared to the same periods in 2005 by $0.03 and $0.04 per basic and diluted share, respectively.

The following table presents the stock-based compensation expense for the three and six months ended June 30, 2006:

	Three Months	Six Months
(in thousands)	Ended June 30, 2006	Ended June 30, 2006
Cost of product sales	$58	$88
Research and development	19	32
Sales	94	151
Marketing	3	7
General, administrative and patent	355	441
	$529	$719

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	84%	83%	86%	83%
Risk-free interest rate	5.10%	3.73%	4.90%	3.75%
Expected term (years)	6.32	5.67	6.31	5.69

Historical Company information was the primary basis for the expected volatility and the expected term assumptions. A forfeiture rate of 14% was used for the three and six months ended June 30, 2006 based on historical information. Prior to January 1, 2006, forfeitures were recorded on an actual basis.

The following table presents a  reconciliation of reported net loss and per share information to pro forma net loss and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation for all periods prior to January 1, 2006:

	Three Months	Six Months
(in thousands)	Ended June 30, 2005	Ended June 30, 2005
Net loss applicable to common stockholders
As reported	$(1,159)	$(2,505)
Pro forma compensation expense	(270)	(415)
Pro forma net loss	$(1,429)	$(2,920)

Basic and diluted loss per share
As reported	$(0.08)	$(0.17)
Pro forma	$(0.10)	$(0.20)

Changes in outstanding stock options for the six months ended June 30, 2006, were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,623	$4.07
Granted	504	$7.13
Exercised	(292)	$2.15
Forfeited	(94)	$5.17

Outstanding at June 30, 2006	2,741	$4.80	7.18	$6,299

Exercisable at June 30, 2006	1,060	$5.44	4.69	$2,650
Vested or expected to vest at June 30, 2006	2,506	$4.88	5.90	$5,206

Changes in outstanding restricted stock awards for the six months ended June 30, 2006, were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	15	$3.90
Awarded	415	$6.05
Vested	—	$0.00
Forfeited	—	$0.00
Outstanding at June 30, 2006	430	$5.98

The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 2,085,000 shares that had exercise prices that were lower than the $6.35 market price of the Company’s common stock at June 30, 2006. The total intrinsic value of options exercised was $1.51 million during the six months ended June 30, 2006, and $1.44 million for the six months ended June 30, 2005, determined as of the date of exercise.

At June 30, 2006, there was $3.28 million and $656,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options and restricted stock awards, respectively, which the Company expects to recognize over a weighted-average period of 4.00 years and 3.74 years respectively.

The weighted-average grant-date fair value of options granted was $5.40 for the six months ended June 30, 2006, and $3.13 for the six months ended June 30, 2005. However, the amount of stock compensation expensed recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123R did not require any cumulative adjustments to the Company’s financial statements.

2.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	June 30, 2006	December 31, 2005
Raw material	$229	$209
Work in process	862	878
Finished goods	1,445	1,348
Total inventory	$2,536	$2,435

Included in inventory is an excess and obsolete product valuation allowance for finished goods of $151,000 and $117,000 as of June 30, 2006 and December 31, 2005, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Revenues:
United States	$4,142	$2,988	$7,773	$5,908
France	863	873	1,822	1,857
Other European Union countries	462	509	935	859
Other foreign countries	170	119	376	294
Total revenues	$5,637	$4,489	$10,906	$8,918

(in thousands)	June 30, 2006	December 31, 2005
Long-lived assets:
United States	$274	$297
France	511	561
Total long-lived assets	$785	$858

4.   Common Stock

On February 22, 2006, the Company sold 2,075,000 shares of common stock at a price per share of $7.00 to several investors in a private placement. Upon payment of all offering expenses, the Company received net proceeds of approximately $13.50 million. The common stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering. The proceeds are being used to fund current operations.

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

6.   Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS 151”). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high quality accounting standards. The FASB and the IASB noted that both ARB No. 43, Chapter 4 and International Accounting Standard No. 2, “Inventories,” (“IAS No. 2”)  require that abnormal amounts of idle freight, handling costs and wasted materials be recognized as period costs; however, the FASB and the IASB noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB No. 43, Chapter 4 by adopting language similar to that used in IAS No. 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. The adoption of SFAS 151 by the Company as of January 1, 2006 did not have an impact on the results of operations and financial position of the Company.

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

Overview

We develop, manufacture and market products for medical applications using embolotherapy techniques. Embolotherapy is the therapeutic introduction of various substances into a patient’s circulatory system to occlude blood vessels, either to arrest or prevent hemorrhaging or to devitalize a structure or organ by occluding its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical beads, or microspheres, with unique properties for a variety of applications. In a typical embolotherapy procedure using our products an interventional radiologist injects our microspheres through a catheter into the blood vessels that feed these target areas. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, designed to result in therapeutic benefit.

We currently market and sell three microspheres products: our Embosphere® Microspheres, which are marketed for uterine fibroids, hypervascularized tumors and other arteriovenous malformations in the United States, the European Union and several other foreign markets; our EmboGold® Microspheres, which are marketed for hypervascularized tumors and other arteriovenous malformations in the United States, the European Union and several other foreign markets; and our HepaSphere™ Microspheres, which are marketed in the European Union for primary and metastatic liver cancer and are also sold in limited quantities in Japan pursuant to private import regulations. In the first half of 2006, and during the fiscal year ended December 31, 2005, we generated revenues primarily from product sales of our Embosphere Microspheres in North America and the European Union. We also generated revenues from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath® Hydrophilic Infusion Catheter and our Segway® Guidewire, as well as our barium delivery kits and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenues in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids using a procedure called uterine fibroid embolization, or UFE.

Our principal focus is on growing our microsphere and accessory embolotherapy device business worldwide, specifically our Embosphere Microsphere product for the UFE procedure, which we believe will be a key driver to our success. Our marketing strategy is to promote the UFE procedure for patients suffering with uterine fibroids through our ask4UFE.com® awareness and education program and also to specifically promote our Embosphere Microspheres as the treatment of choice for the UFE procedure. Our success will depend upon the continued acceptance by the medical community, patients and third-party payers of the UFE procedure, our Embosphere Microsphere product and our other products, as safe, medically therapeutic and cost effective.

We have experienced operating losses in each fiscal period since our inception. As of June 30, 2006, we had approximately $21.68 million in cash and cash equivalents and an accumulated deficit of approximately $80.81 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to incur operating losses in 2006 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

On February 22, 2006, we sold 2,075,000 shares of our common stock at a price of $7.00 to several investors in a private placement. We received net proceeds of approximately $13.50 million.

On March 13, 2006, we announced that we have instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. HepaSphere Microspheres, which are used in the treatment of primary and metastatic liver cancer, are contained in a prefilled vial that is in turn packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. We are not aware of any adverse events resulting from the defects in the paper packaging. We recognized an inventory charge of approximately $30,000 related to the recall of HepaSphere Microspheres during the six months ended June 30, 2006. Sales of HepaSphere Microspheres outside of the United States have resumed in the current packaging with a three month shelf life. We expect to launch the new packaging for HepaSphere Microspheres in the second half of 2006 once the design is produced and validated.

Research and Development

The following table identifies each of the programs for which we have incurred research and development expenses in the six months ended June 30, 2006 and 2005, respectively, and the current development phase of each.

Product / Product Candidate	Development Status
Embosphere® Microspheres

Marketed for uterine fibroids, hypervascularized tumors and other arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Equador, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia

EmboGold® Microspheres

Marketed for hypervascularized tumors and arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Equador, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia

EmboCath® Hydrophilic Infusion Catheter

Marketed for infusion of various diagnostic, embolic and therapeutic agents and super-selective angiography within peripheral and coronary vasculature in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Equador, Panama and China

Segway® Guidewire	Marketed for placement of catheters within peripheral and coronary vasculature in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Equador, Panama and China

HepaSphereTM Microspheres(1)	Marketed in the European Union for primary and metastatic liver cancer; clinical evaluation in Japan

SequitorTM Steerable Guidewire

Received market clearance from the United States Food and Drug Administration, or FDA, and CE Mark in the European Union for various diagnostic and interventional procedures within peripheral vasculature

EmboCath® Plus Infusion Microcatheter	Received market clearance from the FDA for infusion of various diagnostic, embolic and therapeutic agents and super-selective angiography within peripheral vasculature

QuadraSphereTM Microspheres(2)	510(k) application submitted to the FDA for embolization of hypervascularized tumors and peripheral arteriovenous malformations

MR (magnetic resonance)—Embosphere Microspheres	Preclinical research—animal studies

(1)             Pursuant to our CE Mark approval in the European Union, HepaSphere Microspheres are indicated for use in the embolization of blood vessels for therapeutic or preoperative purposes in the following procedures: embolization of hepato-cellular carcinoma and the embolization of hepatic metastasis. Hepato-cellular carcinoma refers to cancer which originates in the liver and hepatic metastasis refers to cancer which has spread to the liver from other sites in the body. We have exclusive worldwide rights to the HepaSphere Microsphere technology under a license from Dr. Shinichi Hori, subject only to Dr. Hori’s right to conduct clinical trials on our behalf in Japan, treat patients at Rinku Medical Center and Osaka Medical Center in Japan and engage in research at Osaka University.

(2)             We have submitted a 510(k) application to the FDA seeking marketing clearance in the United States for our QuadraSphere Microsphere product candidate for the treatment of hypervascularized tumors and peripheral arteriovenous malformations. Although our QuadraSphere Microspheres are technically identical in all respects to our HepaSphere Microspheres, our 510(k) application for our QuadraSphere Microspheres does not include specific indications for use in hepato-cellular carcinoma and hepatic metastasis.  FDA regulations require that we conduct formal clinical trials prior to seeking to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepato-cellular cancer or hepatic metastasis, while European Union regulations do not mandatorily require it for this class of medical devices.  Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of hepato-cellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials in the United States.

Research and development expenses relate primarily to:

•                    research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, such as our MR (magnetic resonance) Embosphere Microspheres;

•                    preclinical testing and clinical trials of our HepaSphere Microspheres, Sequitor Steerable Guidewire, and EmboCath Plus Infusion Microcatheter products and our QuadraSphere Microspheres product candidate;

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

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing medical devices, including the uncertainty of:

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure at the date of our financial statements. The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, stock-based compensation, accounts receivable and inventories. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to note B of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission, or SEC. The significant accounting estimates which we believe are the most critical to gaining a full understanding of and evaluating our reported financial results include the following:

Revenue Recognition

We comply with the revenue recognition guidelines summarized in Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” We recognize revenue from product sales when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists (a valid purchase order from an approved customer), and the sales price is fixed or determinable. We establish reserves for potential sales returns and evaluate the adequacy of those reserves based upon realized experience. Under our current policy, only those products on a customer’s initial order qualify for product satisfaction-related credit returns. To date, returns related to product satisfaction have been immaterial. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant change in product satisfaction and any resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Stock Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards, or SFAS 123R, “Share-Based Payment” or SFAS 123R, beginning January 1, 2006, using the modified prospective transition method. This statement requires us to measure the cost of employee services in exchange for an award of equity based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, we recognize compensation expense for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. We recognize compensation expense on fixed awards with pro rata vesting on a straight-line basis over the awards vesting period.

Prior to January 1, 2006, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.

As a result of adopting the new standard, stock-based compensation charges during the three and six months ended June 30, 2006, increased by approximately $466,000 and $649,000, respectively. Of that amount, stock-based compensation charges for stock options and awards granted during the first six months of 2006 were $384,000. Net loss applicable to common stockholders for the three and six months ended June 30, 2006, increased by $0.03 and $0.04 per basic and diluted share, respectively.  At June 30, 2006, there was $3.28 million and $656,000 of unrecognized compensation cost, net of estimated forfeitures related to non-vested options and awards, which we expect to recognize over a weighted-average period of 4.00 and 3.74 years, respectively. However, the amount of stock compensation expensed recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123R did not require any cumulative adjustments to our financial statements.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model, which requires the consideration of several subjective assumptions, including the expected dividends on our common stock, the expected volatility of our common stock, the risk free interest rate for the expected option term and the expected term of the option.  Equity instrument valuation models, such as the Black-Scholes valuation model, are highly subjective.  Any significant changes in any of our estimates and judgments, including those used to select the inputs for the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted or sold and the associated compensation charge, if any, we record in our financial statements.

Accounts Receivable

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical payment experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Substantially all of our receivables are due from hospitals, distributors, health care clinics and managed care systems located throughout the United States, Canada, Europe, Asia and South America. A significant portion of products sold, both foreign and domestic, is ultimately funded through government reimbursement programs. As a consequence, changes in these programs can have an adverse impact on liquidity and profitability of our customer base.  If our credit losses are higher than expected, including as a result of changes in government reimbursement programs, then our provision for estimated credit losses may be inadequate, which could have an adverse impact on our operating results.

Inventories

We value our inventory at the lower of the actual cost to purchase or manufacture the inventory or the market value for such inventory. We regularly review inventory quantities in process and on hand and record a provision for production loss and obsolete inventory based primarily on actual loss experience and on our estimated forecast of product demand. A significant decrease in demand caused by our release of new products, which may compete with our existing products, could result in an increase in the amount of excess inventory quantities on hand. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our costs of product sales at the time of such determination. Although we make every effort to ensure the accuracy of our production process and forecasts of future product demand, any significant unanticipated changes in production yield or product demand could have a significant impact on the value of our inventory and our reported operating results.

Results of Operations

Three and Six Months Ended June 30, 2006 and 2005

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2006	2005	($)	(%)
Total revenues	$5,637	$4,489	$1,148	26%
Costs of product sales	1,669	1,499	170	11%
Gross margin	$3,968	$2,990	$978	33%
Gross margin %	70%	67%	3%

	For the Six Months Ended,		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2006	2005	($)	(%)
Total revenues	$10,906	$8,918	$1,988	22%
Costs of product sales	3,359	3,041	318	10%
Gross margin	$7,547	$5,877	$1,670	28%
Gross margin %	69%	66%	3%

Revenues.   Total revenues increased for the three- and six-month periods ended June 30, 2006, respectively, as compared to the three- and six-month periods ended June 30, 2005, primarily due to the following:

•                  Revenues from microsphere sales in the United States grew approximately $1.17 million and $1.93 million, or 41% and 34%, from the three- and six- month periods ended June 30, 2005, respectively, on increased demand for Embosphere Microspheres across all regions.  This volume growth is partially due to the addition of five new sales territories in the first half of 2006 and, we believe, to increased awareness of the UFE procedures resulting from additional local advertising.

•                  Revenues from microsphere sales outside of the United States grew approximately $100,000 or 6% for the six-month period ended June 30, 2006 on increased volumes experienced in the first quarter of 2006.  Revenues for the three-month period ended June 30, 2006 were essentially unchanged as compared with the same period in 2005 due primarily to a slowdown in demand in France and in Germany.

•                  Revenues from our other products, which include barium delivery kits and other ancillary products, increased $50,000 or 9% from the three-month period ended June 30, 2005 due to the timing of customary customer purchases.  On a six-month basis, revenues from these other products were consistent with the prior period.

Offsetting these increases were:

•              Decrease in worldwide delivery system revenues of $12,000 and $36,000, or 6% and 9%, for the three- and six- month periods ended June 30, 2006, respectively, which we believe was primarily due to anticipation of the release of our EmboCath Plus Infusion Microcatheter and Sequitor Steerable Guidewire, which we expect to commercially launch in the United States and Europe in the second half of 2006.

•              Changes in foreign exchange rates during the six-month period ended June 30, 2006 as compared to 2005, as sales from our French office decreased $135,000 due to the strengthening of the U.S. dollar versus the

Euro, which averaged 1.23 dollars to the Euro during the first six months of 2006 compared to 1.28 dollars to the Euro during the first six months of 2005.

Costs of Product Sales.   The increase in costs of product sales in the three- and six-month periods ended June 30, 2006, respectively, as compared to the same periods in 2005, was primarily due to higher Embosphere Microsphere sales volume and, to a lesser extent, the recognition of equity compensation resulting from the adoption of SFAS 123R in 2006 and costs associated with correcting a HepaSphere Microsphere packaging defect we identified in March 2006.

The gross margin improvement as a percentage of revenues for both the three- and six-month periods ended June 30, 2006, respectively, as compared to the three- and six- month periods ended June 30, 2005 was primarily attributable to the increase in microsphere sales net of equity compensation costs and quality assurance costs.

We expect that future gross margin will be highly correlated with the following factors:

•       revenue growth;

•       production levels;

•       foreign exchange rate movements;

•       terms and conditions of subcontracted manufacturer and supplier agreements; and

•       future inventory reserve requirements.

Expense Overview

	For the Three Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2006	2005	($)	(%)
Research and development	$691	$507	$184	36%
Sales	1,820	1,533	287	19%
Marketing	1,059	812	247	30%
General, administrative and patent	1,597	1,122	475	42%
Total operating expenses	$5,167	$3,974	$1,193

	For the Six Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2006	2005	($)	(%)
Research and development	$1,143	$1,150	$(7)	-1%
Sales	3,755	2,993	762	25%
Marketing	1,789	1,472	317	22%
General, administrative and patent	2,962	2,224	738	33%
Total operating expenses	$9,649	$7,839	$1,810

Research and Development Expense.   Total research and development expenses in the three-month period ended June 30, 2006 increased over the comparable periods in 2005, primarily due to an increase in spending on new products.  Internal costs represented approximately $120,000 of the increase, with $65,000 of such increase attributable to the development and regulatory costs of our EmboCath Plus and Sequitor delivery system products.  Total research and development expense in the six-month period ended June 30, 2006 was essentially unchanged when compared to the same period in 2005 due to decreases in overhead expenses and spending on product development projects  in the first quarter of 2006 as compared with the first quarter of 2005, offset by increases in research and development costs in the second quarter of 2006.

Sales Expense.   Sales expense for the three- and six- month periods ended June 30, 2006, increased over the comparable periods in 2005 due to the expansion of the sales team in the United States to support five new sales territories, as well as costs incurred from leadership changes in our international sales organization.  Sales expense included $94,000 and $151,000 of equity compensation costs for the three- and six-month periods ended June 30, 2006.

Marketing Expense.   Marketing expense for the three- and six- month periods ended June 30, 2006, increased over the comparable periods in 2005 primarily due to increased local promotional activities, including radio and transit advertising, as well as local educational programs in an effort to build physician and patient demand for UFE in the United States.

General, Administrative and Patent Expense.   General, administrative and patent expense for the three- and six- month periods ended June 30, 2006 increased over the comparable periods in 2005 primarily due to an increase in compensation and consulting costs.  Included in general, administrative and patent expense for the three- and six- month period ended June 30, 2006 is $355,000 and $441,000, respectively, of equity compensation expense. In addition, in the first six months of 2006, we incurred approximately $155,000 in consulting costs to help us position the company for continued growth.

Interest Income, Net.   Interest income, net of interest expense, in the three- and six-month periods ended June 30, 2006 was $248,000 and $391,000, compared to $41,000 and $83,000 in the comparable periods of 2005.  The increase of $207,000 and $308,000, respectively, in the 2006 periods was primarily due to higher average daily invested cash balances and higher interest rates on available investment grade assets as compared to the prior year periods.

Foreign Exchange Losses, Net.   Foreign exchange gains and losses primarily result from Euro to US dollar foreign currency fluctuations on Euro denominated intercompany trade accounts. The foreign exchange losses during the three- and six- month periods ended June 30, 2006 totaled approximately $19,000 and $32,000, respectively, compared to $187,000 and $481,000 in the same period of 2005. The decrease was primarily due to lower intercompany trade payable and receivable balances, which are denominated in Euros, during the first half of 2006 as compared to the first half of 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had $21.68 million of cash and cash equivalents, an increase of $12.91 million from $8.77 million at December 31, 2005. This increase was primarily the result of the net proceeds from our private placement of common stock in February of 2006, offset by operating losses and changes in working capital. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenues, bank financing, equipment financing leases and, to a lesser extent, the exercise of stock options.

Net cash used in operating activities was $1.15 million and includes a net loss of $1.76 million and $385,000 in working capital changes. Accounts receivable decreased $84,000 on higher sales offset by a five-day decrease in days sales outstanding, which decreased to 56 days from 61 days at December 31, 2005.

In the first half of 2006, we spent $130,000 to purchase manufacturing equipment to produce our next generation of delivery system product candidates and to purchase other equipment to support our existing infrastructure. We anticipate the level of capital expenditures in the second half of 2006 to increase as we continue to invest in manufacturing equipment, research and development equipment and marketing equipment.

Net cash provided by financing activities was $14.10 million for the six-months ended June 30, 2006, which included $13.50 million of net proceeds from our private placement of 2,075,000 shares of common stock in February 2006 and $678,000 from the exercise of common stock options offset by scheduled principal payments on existing capital leases.

Borrowing Arrangements

In June 2004, we entered into an agreement to extend until June 2007 the credit facility with a bank that we originally entered into for an initial period of two years in May 2002. The amended agreement reduced our maximum borrowings from $5.00 million to $3.00 million. We may use amounts borrowed under the agreement for general working capital and corporate purposes, subject to limitations defined in the agreement.

There were no borrowings outstanding under this agreement as of June 30, 2006. Each available 30-, 60-, 90- or 180-day advance will bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day London Inter Bank Offer Rate, or LIBOR rate (5.35% as of June 30, 2006), plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BioSphere Medical SA, a wholly owned subsidiary, as collateral.

Other Contractual Obligations

On February 24, 2006, we amended the lease for the office and laboratory facility we currently occupy in Rockland, Massachusetts. Pursuant to the amendment, the leased premises was increased to a total area of approximately 13,000 square feet at a cost of $19,500 per month, and the term of the lease was extended from March 31, 2007 to February 28, 2009. Our other material contractual obligations are set forth in our annual report on Form 10-K for the year ended December 31, 2005, which is on file with the SEC.

We believe that the approximately $21.68 million in cash, cash equivalents and marketable securities that we have as of June 30, 2006, together with anticipated proceeds from sales of our microspheres, delivery systems and other products, will be sufficient to fund our operating and capital requirements as currently planned through 2007. In the longer term we expect to fund our operations and sustaining capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, our failure to achieve expected revenue amounts, costs associated with changes in our UFE marketing programs, anticipated research and development expenses, the scope and results of preclinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review and the market’s acceptance of any approved products, including our Embosphere Microspheres for UFE and HepaSphere Microspheres.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin, or ARB, No. 43, Chapter 4,” or SFAS 151. SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board, or IASB, toward development of a single set of high quality accounting standards. The FASB and the IASB noted that ARB No. 43, Chapter 4 and International Accounting Standard No. 2, “Inventories,” or IAS No. 2, require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the FASB and the IASB noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB No. 43, Chapter 4 by adopting language similar to that used in IAS No. 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Our adoption of SFAS 151 as of January 1, 2006, did not have a material impact on our results of operations and financial position.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of June 30, 2006, we did not participate in any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in Euro, and as of June 30, 2006 approximately Euro 598,000 or $750,000 remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments in money market funds. Due to the conservative nature of our investments, we believe interest rate risk is mitigated.

ITEM 4.                    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We have not made any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 other than:

•              to update financial and stock ownership information as of June 30, 2006;

•              to further revise our risk factor titled “If we do not retain our senior management and other key employees, we may not be able to successfully implement our business strategy;”

•              to further revise our risk factor titled “If the FDA or other regulatory agencies place restrictions on, or impose additional approval requirements with respect to, products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products;” and

•              to further revise our risk factor titled “Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers’ demands for our products in a timely manner or within budget.”

Risks Relating to Our Future Profitability, Our Financial Results and Need For Financing

Because we have a history of losses and our future profitability is uncertain, our common stock is a speculative investment.

We have incurred operating losses since our inception and, as of June 30, 2006, had an accumulated deficit of approximately $80.81 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses in 2006 as we continue our research, development and commercialization efforts.

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

In the first quarter of 2003, we launched our ask4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third-party payers of UFE as an alternative treatment for fibroids. We believe the majority of our revenues in the United States for the two years ended December 31, 2005, and for the six months ended June 30, 2006, were derived from the sale of Embosphere Microspheres for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve widespread acceptance of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased market acceptance, our product revenues, profitability and success will be adversely affected. We are continuing to market EmboGold Microspheres for use in hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of June 30, 2006, we had EmboGold inventory with a carrying value of $165,000, including in-process inventory of $94,000 and finished goods syringes of $71,000. We currently believe no provision for the write-off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

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

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, Asia and in South America. In 2003 we began a marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. At June 30, 2006 we had a sales force of 19 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentive to maintain our sales force or to attract new sales personnel or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We are developing and commercializing products for medical applications using embolotherapy techniques. Most of our next-generation embolotherapy product candidates, including MR-Embosphere Microspheres, and QuadraSphere Microsphere, are still in the early stages of research and development. Our products may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, engineering, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

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

We derived approximately 12% of our revenues for the six-month period ended June 30, 2006, from the sale of nonstrategic medical products that we expect will constitute a less significant portion of our revenues on an ongoing basis. These nonstrategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, we estimate that a significant portion of our revenues for the six months ended June 30, 2006, and for the year ended December 31, 2005, were derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek, clearance from the FDA to market. We made the decision not to seek FDA clearance for our EmboGold Microsphere product because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of rash and/or pain. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

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

Our success is substantially dependent on our ability  to retain members of our senior management and other key employees. All of the agreements with our officers provide that their employment may be terminated either by the employee or by us at any time and without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives. We do not carry key man life insurance on any of our executive officers or other personnel.

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

As of June 30, 2006, we believe that Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 22% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, two of our directors are executive officers of Sepracor and we have granted board observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitled them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

We are subject to regulation by government agencies in the United States and abroad with respect to the design, manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. For example, our products are subject to approval or clearance by the FDA prior to commercial marketing in the United States. Similar regulations exist in most major foreign markets, including the European Union, Latin America and Asia. The process of obtaining necessary regulatory approvals and clearances will be time-consuming and expensive for us. If we do not receive required regulatory approval or clearance to market our products, or if any approvals or clearances we have received are revoked or terminated, we may not be able to commercialize our products and become profitable, and the value of our common stock may decline.

We are also subject to numerous U.S. and foreign regulatory requirements governing the conduct of clinical trials, marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by regulatory authorities of some countries outside the United States. Many foreign regulatory authorities, including those in major markets such as Japan and China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our medical device candidates.

If the FDA or other regulatory agencies place restrictions on, or impose additional approval requirements with respect to, products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products.

Even if the FDA grants us clearance with respect to marketing any product, such products will be subject to ongoing regulatory review and restrictions, including the review of clinical results which are reported after such products are made commercially available, and restrictions on the indications for which we can market the product. The FDA can propose to withdraw approval if new clinical data or experience shows that a product is not safe for use under the approved conditions of use. The marketing claims we are permitted to make in labeling or advertising regarding our microspheres are limited to those consistent with any FDA clearance or approval. For example, because our EmboGold Microspheres are not cleared for specific  use in UFE, we may not promote them for this specific use. In addition, we have submitted a 510(k) application to the FDA seeking marketing clearance in the United States for our QuadraSphere Microsphere product candidate for the treatment of hypervascularized tumors and peripheral arteriovenous malformations. Although our QuadraSphere Microspheres are technically identical in all respects to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepato-cellular carcinoma and hepatic metastasis, our 510(k) application for our QuadraSphere Microspheres does not include specific indications for use in hepato-cellular carcinoma and hepatic metastasis.  FDA regulations require that we conduct formal clinical trials prior to seeking to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepato-cellular cancer or hepatic metastasis, while European Union regulations do not mandatorily require it for this class of medical devices.  Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere MicroSpheres for the embolization of hepato-cellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials in the United States.  For our approved products, the FDA requires us to submit copies of our advertisements and promotional labeling, including, for example, professional journal advertisements, website pages, professional direct mailers, direct-to-consumer advertisements, convention booth panels and handouts, to the FDA at the time of initial publication or dissemination. If the FDA believes these materials, or statements made by our sales representatives or other company officials, promote our products for unapproved indications, the FDA could allege that our promotional activities misbrand our products. Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective advertisements and labeling, including sending letters to healthcare providers. The FDA also could take enforcement action including seizure of allegedly misbranded product, injunction or criminal prosecution against us and our officers or employees. If we repeatedly or deliberately fail to submit such advertisements and labeling to the agency, the FDA could withdraw our approvals. The FDA also monitors manufacturers’ support of continuing medical education, or CME, programs where the programs involve the manufacturers’ or a competitor’s products to ensure that manufacturers do not influence the CME content as a means of promoting their products for off-label uses.

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

If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions which could affect our ability to develop, market and sell our products and product candidates  successfully and could harm our reputation and lead to decreased acceptances of our products by the market.

Even if we obtain the necessary FDA clearances or approvals, if we or our suppliers fail to comply with ongoing regulatory requirements our products could be subject to corrections and removals or recalls from the market.

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

We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately ten third-party vendors, including Radius Medical, from whom we purchase guidewires for our Segway Guidewire product, Concert Medical, from whom we purchase catheters for our EmboCath Infusion Catheters product, and Brivant Medical Engineering, from whom we will purchase guidwires for our Sequitor Steerable Guidwire product. We generally do not have long-term agreements with any of our suppliers. Our reliance on our suppliers exposes us to risks, including:

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenues from the sale of our microspheres and other products in the European Union. For the six months ended June 30, 2006 and the year ended December 31, 2005, approximately 25% and 27%, respectively, of our revenues were derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

The market price of our stock is highly volatile. From January 1, 2004 through August 1, 2006, the price of our common stock has ranged from a low of $2.12 to a high of $9.43. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 10, 2006.  At the meeting, the following matters were voted upon by holders of our common stock:

1.                  To elect the following seven directors:

	Votes For	Votes Withheld

Timothy J. Barberich	16,934,666	560,513
William M. Cousins, Jr.	16,556,569	938,610
Richard J. Falaschini	16,763,521	731,658
Alexander M. Klibanov, Ph.D.	16,934,641	560,538
John H. MacKinnon	16,763,421	731,578
Riccardo Pigliucci	16,934,641	560,538
David P. Southwell	16,390,874	1,104,305

Each of the above-named individuals was elected as a director.

2.      To approve the amendment to our Certificate of Incorporation:

Votes For	Votes Against	Votes Withheld

16,990,137	504,288	754

3.      To approve the amendment to our 2000 Employee Stock Purchase Plan:

Votes For	Votes Against	Votes Withheld

11,160,939	612,111	522

4.      To approve our 2006 Stock Incentive Plan:

Votes For	Votes Against	Votes Withheld

6,621,849	5,151,201	522

Each of the above proposals were approved.

ITEM 6.                    EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006	BIOSPHERE MEDICAL, INC.

/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)

Date: August 14, 2006	/s/ MARTIN J. JOYCE
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