Form 10-Q
period 2006-09-30
BIOSPHERE MEDICAL INC
filed 2006-11-13
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2006 was 17,822,241 shares.

BioSphere Medical, Inc.
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)	September 30, 2006	December 31, 2005
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,874	$8,774
Marketable securities	10,984	—
Accounts receivable, net of allowance for doubtful accounts of $245 and $233 as of September 30, 2006 and December 31, 2005, respectively	3,465	3,521
Inventories	2,558	2,435
Prepaid expenses and other current assets	612	407
Total current assets	28,493	15,137
Property and equipment, net	935	858
Goodwill	1,443	1,443
Other assets	61	57
Total assets	$30,932	$17,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,351	$1,146
Accrued compensation	1,882	1,830
Other accrued expenses	1,186	1,202
Current portion of capital lease obligations	70	127
Total current liabilities	4,489	4,305
Long-term capital lease obligations	57	101
Total liabilities	4,546	4,406

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: 6% series A convertible preferred stock, 12,000 authorized shares, 8,818 and 8,434 shares issued and outstanding, as of September 30, 2006 and December 31, 2005, respectively (aggregate liquidation preference including accrued dividends of $8,950 at September 30, 2006)	7,840	7,449
Common stock, $.01 par value, 25,000,000 shares authorized; 17,822,241 and 15,006,005 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	178	150
Additional paid-in capital	99,630	84,471
Deferred compensation	—	(41)
Accumulated deficit	(81,315)	(78,798)
Accumulated other comprehensive income (loss)	53	(142)
Total stockholders’ equity	26,386	13,089
Total liabilities and stockholders’ equity	$30,932	$17,495

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Product sales	$5,644	$4,412	$16,550	$13,330
Cost and expenses:
Costs of product sales	1,708	1,546	5,067	4,587
Research and development	511	498	1,654	1,648
Sales	2,001	1,372	5,756	4,365
Marketing	806	512	2,595	1,984
General, administrative and patent	1,230	949	4,192	3,172
Total costs and expenses:	6,256	4,877	19,264	15,756
Loss from operations	(612)	(465)	(2,714)	(2,426)
Interest income	268	66	666	156
Interest expense	(5)	(4)	(12)	(12)
Foreign exchange gains/(losses), net	(8)	13	(40)	(468)
Other income/(expense), net	1	(4)	20	2
Loss before income taxes	(356)	(394)	(2,080)	(2,748)
Income tax (provision)/benefit	(12)	—	(44)	93
Net loss	(368)	(394)	(2,124)	(2,655)
Preferred stock dividends	(132)	(125)	(391)	(369)
Net loss applicable to common stockholders	$(500)	$(519)	$(2,515)	$(3,024)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.03)	$(0.04)	$(0.15)	$(0.21)
Weighted average number of common shares outstanding
Basic and diluted	17,381	14,776	16,890	14,597

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(2,124)	$(2,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	7	46
Provision for inventory obsolescence	181	—
Depreciation and amortization	345	373
Non-cash stock compensation	1,029	11
Realized loss on available-for-sale investments	—	4
Changes in operating assets and liabilities:
Accounts receivable	117	(48)
Inventories	(187)	504
Prepaid expenses and other current assets	(182)	(315)
Accounts payable	154	(153)
Accrued compensation	10	(279)
Other accrued expenses	(80)	(107)
Net cash used in operating activities	(730)	(2,619)
Cash flows from investing activities:
Purchase of property and equipment	(385)	(226)
Purchase of marketable securities	(11,778)	—
Sale and maturity of available for sale marketable securities	788	680
Net cash (used in) provided by investing activities	(11,375)	454
Cash flows from financing activities:
Proceeds from issuance of common stock, net	13,498	—
Proceeds from issuance of common stock under employee benefit and incentive plans	702	536
Costs from issuance of convertible preferred stock and warrants, net	—	(59)
Proceeds from issuance of long-term debt and capital leases	—	43
Principal payments under long-term debt and capital leases	(105)	(127)
Net cash provided by financing activities	14,095	393
Effect of exchange rate changes on cash and cash equivalents	110	370
Net increase (decrease) in cash and cash equivalents	2,100	(1,402)
Cash and cash equivalents at beginning of period	8,774	9,460
Cash and cash equivalents at end of period	$10,874	$8,058

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

A)                                  Nature of Business

BioSphere Medical, Inc. (the “Company”) was incorporated in Delaware in December 1993. The Company is focused on applying its proprietary Embosphere® Microspheres and other ancillary embolotherapy products for use in treating uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company’s wholly owned subsidiary, Biosphere Medical SA (“BMSA”), a French société anonyme, holds the license to the embolotherapy technology that is the main focus of the Company’s business.

The Company believes that its existing working capital as of September 30, 2006, together with anticipated proceeds from sales of microspheres, delivery systems and other products, will be sufficient to fund operating and capital requirements, as currently planned, through 2007. In the longer term, the Company expects to fund its operations and capital requirements through a combination of expected proceeds from product sales and anticipated capital equipment financing. However, cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, the Company’s failure to achieve expected revenue amounts, costs associated with changes in its uterine fibroid embolization (“UFE”) marketing programs, unanticipated research and development expenses, the scope and results of preclinical and clinical testing, changes in the focus and direction of research and development programs, competitive products and technologies, the timing and results of regulatory review at the United States Food and Drug Administration or comparable regulatory agencies in other countries and the market’s acceptance of any approved products.

B)                                    Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The consolidated financial statements include the accounts of the Company’s three wholly owned subsidiaries, BMSA, BioSphere Medical Japan, Inc. and BSMD Ventures, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the three and nine months ended September 30, 2006 and 2005. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which has been filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current period presentation. However, these reclassifications have no impact on net loss.

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

D)                                   Comprehensive Loss

Total comprehensive loss is comprised of net loss and other comprehensive income/(loss). Other comprehensive income/(loss) includes certain changes in equity that are excluded from net loss, specifically, the effects of foreign currency translation adjustments and any unrealized gains or losses on available-for-sale securities that are reflected separately in accumulated other comprehensive income/(loss) as stockholders’ equity. For the three and nine months ended September 30, 2006 and 2005, our comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Net loss	$(368)	$(394)	$(2,124)	$(2,655)
Cumulative translation adjustment	33	(5)	200	82
Unrealized gain/(loss) on available for sale securities	(5)	3	(5)	6
Total comprehensive loss	$(340)	$(396)	$(1,929)	$(2,567)

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive:

	As of September 30,
(in thousands)	2006	2005
Shares issuable upon exercise of stock options	2,716	2,838
Shares issuable upon conversion of convertible securities	2,238	2,109
Shares issuable upon exercise of outstanding warrants	400	400
Unvested restricted stock awards	430	15
	5,784	5,362

F)                                     Stock-Based Compensation

As of September 30, 2006, the Company has granted options and/or restricted stock awards under the following four stock-based compensation plans: (i) the 2006 Stock Incentive Plan (the “2006 Plan”), which was adopted by the Company’s Board of Directors on March 9, 2006 and was approved by the Company’s stockholders on May 10, 2006 and which authorizes the issuance of up to an aggregate of 2,000,000 shares of common stock to officers, directors, advisors, consultants and employees of the Company; (ii) the 1997 Stock Option Plan (the “1997 Plan”), which expires in March 2007 and is intended to be replaced by the 2006 Plan, (iii) the 1994 Stock Option Plan (the “1994 Plan”), which expired in January 2004 and, accordingly, has no shares available for future grant and (iv) the 1994 Director Option Plan (the “Director Plan”), which expired in January 2000 and, accordingly, has no shares available for future grant.  The Company’s 2006 Plan, 1997 Plan and 1994 Plan each provide for the grant of Incentive Stock Options (“ISOs”) to officers and employees and Non-Statutory Stock Options (“NSOs”) to officers, directors, advisors, consultants and employees of the Company. Options granted under such plans generally become exercisable in five equal annual installments beginning on the first anniversary of the date of the grant and have a maximum term of ten years from the date of grant. The Company’s Director Plan provided for the grant of NSOs to directors of the Company who are not officers or employees of the Company or any subsidiary of the Company. Options granted under the Director Plan vest in either two or five equal installments beginning on the first anniversary of the date of the grant depending on the nature of the grant and have a maximum term of ten years from the date of grant.

The 2006 Plan and 1997 Plan also provide for the grant of restricted stock awards to officers, directors, advisors, consultants and employees of the Company.  Generally, the restricted stock awards are subject to a right of repurchase by the Company if service is terminated prior to specified dates and/or if specified performance conditions are not met, which right of repurchase lapses over time.  Ownership of restricted stock cannot be transferred, except under specified circumstances, until the foregoing repurchase restrictions have lapsed.  In connection with restricted stock grants, the Company records compensation expense based on the fair value of the shares at the time of grant. This stock compensation is amortized on a straight-line basis over the vesting periods.

Pursuant to the terms of the 2006 Plan, upon re-election to the Board of Directors, each non-employee Director is eligible to receive a grant of 2,500 shares of restricted common stock, priced at $0.01 per share and subject to repurchase by the Company in the event that the Director ceases to serve on the Board of Directors during the two year period after the date of grant.

On June 1, 2006, the Board of Directors awarded an aggregate of 400,000 shares of restricted common stock to the Company’s executive officers under the 2006 Plan.  The shares of restricted common stock are subject to a right of repurchase by the Company which lapses on June 1, 2010 subject to the achievement by the Company of specified stockholder returns on its common stock.  If on June 1, 2010, the four-year cumulative total stockholder return on the Company’s common stock is equal in dollar amount to the four-year cumulative total return for the NASDAQ Medical Equipment Index (“NASDAQ Index”), 25% of the restricted stock award will vest and no longer be subject to the repurchase option. An additional 1.6304% of the restricted stock award will vest and become free of the repurchase option for each one percentage that the four-year cumulative total stockholder return on the Company’s common stock exceeds the four-year cumulative total return for the NASDAQ Index.  The aggregate intrinsic value of the 400,000 shares of the Company’s common stock underlying the restricted stock awards was $2.40 million, based on the closing price of the Company’s common stock on the NASDAQ Global Market on the date of grant.  The Company utilized a Monte-Carlo simulation to simulate a range of possible future stock prices over the four-year period, for the Company’s common stock and the NASDAQ Index to determine the number of restricted shares that may vest, based upon such simulation. Using the Monte-Carlo simulation method, the Company calculated an aggregate compensation cost of $580,000 at the time of the grant.  The Company will recognize this compensation cost over the four-year service period whether or not the market condition is actually satisfied.  In the event that a qualifying change in the control of the Company occurs prior to June 1, 2010, the Company’s repurchase option will fully lapse, and the Company will then recognize a compensation change equal to the full $2.40 million intrinsic value less any previously recognized compensation expense.

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

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), beginning January 1, 2006, using the modified prospective transition method. This statement requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, the Company has not adjusted its financial statements for periods prior to the date of adoption for the change in accounting. However, the Company will recognize compensation expense for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the awards vesting period.

Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, therefore, the Company did not recognize compensation expense in association with employee options granted at or above the market price of the Company’s common stock at the date of grant.

As a result of adopting SFAS 123R, stock-based compensation charges during the three and nine months ended September 30, 2006 increased by approximately $289,000 and $938,000, respectively.  Net loss applicable to common stockholders for the three and nine months ended September 30, 2006 increased as compared to the same periods in 2005 by $0.02 and $0.06 per basic and diluted share, respectively.  Stock-based compensation charges for stock options and awards granted during the first nine months of 2006 were $453,000.

The following table presents the stock-based compensation expense for the three and nine months ended September 30, 2006:

	Three Months	Nine Months
(in thousands)	Ended September 30, 2006	Ended September 30, 2006
Cost of product sales	$47	$135
Research and development	19	51
Sales	84	235
Marketing	4	11
General, administrative and patent	156	597
	$310	$1,029

The fair value of options granted during the three and nine months ended September 30, 2006 and 2005 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options granted (in thousands)	47	14	552	465
Weighted average exercise price	$5.83	$5.60	$7.01	$4.45
Weighted average grant date fair value	$4.12	$4.25	$5.29	$3.16
Assumptions:
Dividend yield	0%	0%	0%	0%
Expected volatility	77%	90%	85%	83%
Risk-free interest rate	4.86%	4.21%	4.90%	3.77%
Expected term (years)	6.20	5.93	6.30	5.70

Historical Company information was the primary basis for the expected volatility and the expected term assumptions.  Based on the analysis of the historical forfeitures performed during the three months ended September 30, 2006, the Company changed its estimated forfeiture rate to 15% from 14%, which was the forfeiture rate utilized for the six-month period ended June 30, 2006.  Prior to January 1, 2006, forfeitures were recorded on an actual basis.

The following table presents a  reconciliation of reported net loss and per share information to pro forma net loss and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation for all periods prior to January 1, 2006:

	Three Months	Nine Months
(in thousands)	Ended September 30, 2005	Ended September 30, 2005
Net loss applicable to common stockholders
As reported	$(519)	$(3,024)
Pro forma compensation expense	(229)	(644)
Pro forma net loss	$(748)	$(3,668)

Basic and diluted loss per share
As reported	$(0.04)	$(0.21)
Pro forma	$(0.05)	$(0.25)

Changes in outstanding stock options for the nine months ended September 30, 2006, were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,623	$4.07
Granted	552	$7.01
Exercised	(317)	$2.05
Forfeited	(142)	$5.60

Outstanding at September 30, 2006	2,716	$4.83	7.00	$6,680

Exercisable at September 30, 2006	1,043	$5.50	4.52	$2,761
Vested or expected to vest at September 30, 2006	2,202	$4.90	6.61	$5,530

Changes in outstanding restricted stock awards for the nine months ended September 30, 2006, were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	15	$3.90
Awarded	415	$1.65
Outstanding at September 30, 2006	430	$1.73

The aggregate intrinsic value of options outstanding at September 30, 2006 of $6.68 million is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 2,084,400 shares that had exercise prices that were lower than the $6.60 closing market price of the Company’s common stock at September 29, 2006. The total intrinsic value of options exercised was $1.61 million during the nine months ended September 30, 2006, and $1.48 million for the nine months ended September 30, 2005, determined as of the date of exercise.

At September 30, 2006, there was $3.01 million and $636,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options and restricted stock awards, respectively, which the Company expects to recognize over a weighted-average period of 3.78 years and 3.49 years, respectively.  However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123R did not require any cumulative adjustments to the Company’s financial statements.

2.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	September 30, 2006	December 31, 2005
Raw material	$257	$209
Work in process	800	878
Finished goods	1,501	1,348
Total inventory	$2,558	$2,435

Included in inventory is an excess and obsolete product valuation allowance for finished goods of $291,000 and $117,000 as of September 30, 2006 and December 31, 2005, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Revenues:
United States	$4,097	$3,072	$11,870	$8,980
France	823	754	2,645	2,611
Other European Union countries	405	386	1,340	1,245
Other foreign countries	319	200	695	494
Total revenues	$5,644	$4,412	$16,550	$13,330

(in thousands)	September 30, 2006	December 31, 2005
Long-lived assets:
United States	$395	$297
France	540	561
Total long-lived assets	$935	$858

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

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

Overview

We develop, manufacture and market products for medical applications using embolotherapy techniques. Embolotherapy is the therapeutic introduction of various substances into a patient’s circulatory system to occlude blood vessels, either to arrest or prevent hemorrhaging or to devitalize a structure or organ by occluding its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical beads, or microspheres, with unique properties for a variety of applications. In a typical embolotherapy procedure using our products, an interventional radiologist injects our microspheres through a catheter into the blood vessels that feed these target areas. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, designed to result in therapeutic benefit.

We currently market and sell three microsphere products: our Embosphere® Microspheres, which are marketed for uterine fibroids, hypervascularized tumors and other arteriovenous malformations in the United States, the European Union and several other foreign markets; our EmboGold® Microspheres, which are marketed for hypervascularized tumors and other arteriovenous malformations in the United States, the European Union and several other foreign markets; and our HepaSphere™ Microspheres, which are marketed in the European Union for primary and metastatic liver cancer and are also sold in limited quantities in Japan pursuant to private import regulations. In the first nine months of 2006, and during the fiscal year ended December 31, 2005, we generated revenues primarily from product sales of our Embosphere Microspheres in North America and the European Union. We also generated revenues from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath® Hydrophilic Infusion Catheter, Segway® Guidewire and our Sequitor™ Guidewire, as well as our barium delivery kits and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenues in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids using a procedure called uterine fibroid embolization, or UFE.

Our principal focus is on growing our microsphere and accessory embolotherapy device business worldwide, specifically our Embosphere Microsphere product for the UFE procedure, which we believe will be a key driver to our success. Our marketing strategy is to promote the UFE procedure for patients suffering with uterine fibroids through our ask4UFE.com® awareness and education program and also to specifically promote our Embosphere Microspheres as the product of choice for the UFE procedure. Our success will depend upon the continued acceptance by the medical community, patients and third-party payers of the UFE procedure, our Embosphere Microsphere product and our other products, as safe, medically therapeutic and cost effective.

We have experienced operating losses in each fiscal period since our inception. As of September 30, 2006, we had approximately $21.86 million in cash, cash equivalents and marketable securities, and an accumulated deficit of approximately $81.32 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to incur operating losses for the remainder of 2006 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

On February 22, 2006, we sold 2,075,000 shares of our common stock at a price of $7.00 to several investors in a private placement. We received net proceeds of approximately $13.50 million.

On March 13, 2006, we announced that we have instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. HepaSphere Microspheres, which are used in the treatment of primary and metastatic liver cancer, are contained in a prefilled vial that is in turn packaged inside a paper pouch. We determined that a defect in the paper pouch could compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. We are not aware of any adverse events resulting from the defects in the paper packaging. We recognized an inventory charge of approximately $30,000 related to the recall of HepaSphere Microspheres during the nine months ended September 30, 2006. Sales of HepaSphere Microspheres outside of the United States resumed in the paper pouch packaging with a shortened shelf life during the second quarter, and we launched the new packaging configuration for HepaSphere Microspheres in the third quarter of 2006.

Research and Development

The following table identifies each of the programs for which we have incurred research and development expenses in the nine months ended September 30, 2006 and 2005, respectively, and the current development phase of each.

Product / Product Candidate	Development Status
Embosphere® Microspheres

Marketed for uterine fibroids, hypervascularized tumors and other arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Ecuador, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia; clinical evaluation in China

EmboGold® Microspheres

Marketed for hypervascularized tumors and arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Ecuador, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia

EmboCath® Hydrophilic Infusion Catheter

Marketed for infusion of various diagnostic, embolic and therapeutic agents and super-selective angiography within peripheral and coronary vasculature in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Ecuador, Panama and China

Segway® Guidewire	Marketed for placement of catheters within peripheral and coronary vasculature in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Ecuador, Panama and China

HepaSphereTM Microspheres(1)	Marketed in the European Union for primary and metastatic liver cancer; clinical evaluation in Japan

SequitorTM Steerable Guidewire	Marketed in the United States, Canada, and in the European Union for various diagnostic and interventional procedures within peripheral vasculature

EmboCath® Plus Infusion Microcatheter

Received market clearance from the United States Food and Drug Administration, or FDA, Health Canada, and CE Mark in the European Union for infusion of various diagnostic, embolic and therapeutic agents and super-selective angiography within peripheral vasculature

QuadraSphereTM Microspheres(2)	Received market clearance from the FDA for embolization of hypervascularized tumors and peripheral arteriovenous malformations

MR (magnetic resonance)—Embosphere Microspheres	Preclinical research—animal studies

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

(2)             In Novmember 2006, we received marketing clearance in the United States from the FDA for our QuadraSphere Microsphere product candidate for the treatment of hypervascularized tumors and peripheral arteriovenous malformations. Although our QuadraSphere Microspheres are technically identical in all respects to our HepaSphere Microspheres, our QuadraSphere Microspheres are not specifically indicated for use in hepato-cellular carcinoma and hepatic metastasis.  FDA regulations require that we conduct formal clinical trials prior to seeking to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepato-cellular cancer or hepatic metastasis, while European Union regulations do not mandatorily require it for this class of medical devices.  Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of hepato-cellular carcinoma and hepatic metastasis in the United States, we will be required to undertake clinical trials.

Research and development expenses relate primarily to:

•                                          research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, such as our MR (magnetic resonance) Embosphere Microspheres;

•                                          preclinical testing and clinical trials of our HepaSphere Microsphere, Sequitor Steerable Guidewire, EmboCath Plus Infusion Microcatheter, and our QuadraSphere Microsphere products;

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

Stock Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards, No. 123R, “Share-Based Payment” or SFAS 123R, beginning January 1, 2006, using the modified prospective transition method. This statement requires us to measure the cost of employee services in exchange for an award of equity based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, we recognize compensation expense for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. We recognize compensation expense on fixed awards with pro rata vesting on a straight-line basis over the awards’ vesting period.

Prior to January 1, 2006, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.

As a result of adopting the new standard, stock-based compensation charges during the three and nine months ended September 30, 2006 increased by approximately $289,000 and $938,000, respectively.  Net loss applicable to common stockholders for the three and nine months ended September 30, 2006, increased by $0.02 and $0.06 per basic and diluted share, respectively.  At September 30, 2006, there was $3.01 million and $636,000 of unrecognized compensation cost, net of estimated forfeitures related to non-vested options and awards, which we expect to recognize over a weighted-average period of 3.78 and 3.49 years, respectively. However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123R did not require any cumulative adjustments to our financial statements.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model, which requires the consideration of several subjective assumptions, including the expected dividends on our common stock, the expected volatility of our common stock, the risk-free interest rate for the expected option term and the expected term of the option.  Equity instrument valuation models, such as the Black-Scholes valuation model, are highly subjective.  Any significant changes in any of our estimates and judgments, including those used to select the inputs for the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted or sold and the associated compensation charge, if any, we record in our financial statements.

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

Inventories

We value our inventory at the lower of the actual cost to purchase or manufacture the inventory or the market value for such inventory. We regularly review inventory quantities in process and on hand and record a provision for production loss and obsolete inventory based primarily on actual loss experience and on our estimated forecast of product demand. A significant decrease in demand caused by our release of new products, which may compete with our existing products, could result in an increase in the amount of excess inventory quantities on hand. In the future, if our inventory is determined to be overvalued, we would be required to recognize such charges in our costs of product sales at the time of such determination. Although we make every effort to ensure the accuracy of our production process and forecasts of future product demand, any significant unanticipated changes in production yield or product demand could have a significant impact on the value of our inventory and our reported operating results.

Results of Operations

Three and Nine Months Ended September 30, 2006 and 2005

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(in thousands)	2006	2005	($)	(%)
Total revenues	$5,644	$4,412	$1,232	28%
Costs of product sales	1,708	1,546	162	10%
Gross margin	$3,936	$2,866	$1,070	37%
Gross margin%	70%	65%	5%

	For the Nine Months Ended,		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(in thousands)	2006	2005	($)	(%)
Total revenues	$16,550	$13,330	$3,220	24%
Costs of product sales	5,067	4,587	480	10%
Gross margin	$11,483	$8,743	$2,740	31%
Gross margin%	69%	66%	3%

Revenues.   Total revenues increased for the three and nine month periods ended September 30, 2006, respectively, as compared to the three and nine month periods ended September 30, 2005, primarily due to the following:

•                  Revenues from microsphere sales in the United States grew approximately $1.03 million and $2.96 million, or 35% and 34%, from the three and nine month periods ended September 30, 2005, respectively, on increased demand for Embosphere Microspheres across all regions.  This volume growth is partially due to the addition of five new sales territories in the first nine months of 2006 and, we believe, to increased awareness of the UFE procedures resulting from additional local advertising.

•                  Revenues from microsphere sales outside of the United States grew approximately $137,000 and $221,000, or 19% and 9%, from the three and nine month periods ended September 30, 2005, respectively, on increased product volumes.  Revenues for the three month period ended September 30, 2006 included sales of approximately $60,000 to our distributor located in the People’s Republic of China, for use in clinical evaluations, which were the first sales of Embosphere Microspheres to this distributor in China.

•                  Revenues from the sale of our new HepaSphere Microsphere product outside of the United States totaled $35,000 and $54,000 in the three and nine month periods ended September 30, 2006.  We introduced this product commercially in December 2005.

•              Changes in foreign exchange rates during the three month period ended September 30, 2006 as compared to the same period in 2005 increased revenues $56,000 as sales from our French office increased due to the weakening of the U.S. dollar versus the Euro, which averaged 1.27 dollars to the Euro during the three months ended September 30, 2006 compared to 1.22 dollars to the Euro during the three months ended September 30, 2005. Foreign exchange rates during the nine month periods ended September 30, 2006 and 2005 were relatively consistent, averaging approximately 1.24 dollars to the Euro.

Revenues from our delivery system and other products, which include barium delivery kits and other ancillary products, on a three and nine month basis, were consistent with the prior period.

Costs of Product Sales.   The increase in costs of product sales in the three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005, was primarily due to higher Embosphere Microsphere sales volume and, to a lesser extent, the recognition of equity compensation costs of approximately $47,000 and $135,000, respectively, resulting from the adoption of SFAS 123R in January 2006 and costs associated with an increase in reserves for excess inventory of $122,000 and $181,000 respectively, identified during our normal quarterly reviews.

The gross margin improvement as a percentage of revenues for both the three and nine month periods ended September 30, 2006, as compared to the three and nine month periods ended September 30, 2005, was primarily attributable to the increase in microsphere sales net of equity compensation costs and to the increase in inventory reserves.

We expect that future gross margin will be highly correlated with the following factors:

•       revenue growth;

•       production levels;

•       foreign exchange rate movements;

•       terms and conditions of subcontracted manufacturer and supplier agreements; and

•       future inventory reserve requirements.

Expense Overview

	For the Three Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(in thousands)	2006	2005	($)	(%)
Research and development	$511	$498	$13	3%
Sales	2,001	1,372	629	46%
Marketing	806	512	294	57%
General, administrative and patent	1,230	949	281	30%
Total operating expenses	$4,548	$3,331	$1,217

	For the Nine Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(in thousands)	2006	2005	($)	(%)
Research and development	$1,654	$1,648	$6	0%
Sales	5,756	4,365	1,391	32%
Marketing	2,595	1,984	611	31%
General, administrative and patent	4,192	3,172	1,020	32%
Total operating expenses	$14,197	$11,169	$3,028

Research and Development Expense.   Total research and development expense in the three and nine month periods ended September 30, 2006 was essentially unchanged when compared to the same periods in 2005.  The commercial introduction of our EmboCath Plus and Sequitor delivery system products in the three month period ended September 30, 2006 resulted in a decrease in third party development spending, which was offset by an increase in equity compensation costs.  In the nine month period ended September 30, 2006, overhead expenses and spending on product development projects in the first quarter of 2006 decreased as compared with the first quarter of 2005, but were offset by increases in spending on various research and development projects in the second quarter of 2006.  Research and development expense included $19,000 and $51,000 of equity compensation costs for the three and nine month periods ended September 30, 2006, due to the adoption of SFAS 123R beginning in January 2006.

Sales Expense.   Sales expense for the three and nine month periods ended September 30, 2006 increased over the comparable periods in 2005 due to increased recruiting, payroll and related spending incurred with the expansion of the sales team in the United States to support five new sales territories.  In addition, sales expense included $84,000 and $235,000 of equity compensation costs for the three and nine month periods ended September 30, 2006, due to the adoption of SFAS 123R beginning in January 2006.

Marketing Expense.   Marketing expense for the three and nine month periods ended September 30, 2006, increased over the comparable periods in 2005 primarily due to increased local promotional activities, including radio and transit advertising, and to an increase in promotional materials in an effort to build physician and patient demand for UFE in the United States.

General, Administrative and Patent Expense.   General, administrative and patent expense for the three and nine month periods ended September 30, 2006 increased over the comparable periods in 2005 primarily due to an increase in compensation and consulting costs.  Included in general, administrative and patent expense for the three and nine month period ended September 30, 2006 is $156,000 and $597,000, respectively, of equity compensation costs, due to the adoption of SFAS 123R beginning in January 2006. In addition, in the first nine months of 2006, we incurred approximately $155,000 in consulting costs to help us position the company for continued growth.

Interest Income, Net.   Interest income, net of interest expense, in the three and nine month periods ended September 30, 2006 was $263,000 and $654,000, respectively, compared to $62,000 and $144,000, respectively, in the comparable periods of 2005.  The increase of $201,000 and $510,000, respectively, for the three and nine month periods ended September 30, 2006, was primarily due to higher average daily invested cash balances and higher interest rates on available investment grade assets as compared to the prior year periods.

Foreign Exchange Losses, Net.   Foreign exchange gains and losses primarily result from Euro to U.S. dollar foreign currency fluctuations on Euro denominated intercompany trade accounts. The foreign exchange losses during the three and nine month periods ended September 30, 2006 totaled approximately $8,000 and $40,000, respectively, compared to a gain of $13,000 and loss of $468,000 in the same periods of 2005. The decrease was primarily due to lower intercompany trade payable and receivable balances, which are denominated in Euros, during the first nine months of 2006 as compared to the first nine months of 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had $21.86 million of cash, cash equivalents and marketable securities, an increase of $13.08 million from $8.77 million at December 31, 2005. This increase was primarily the result of the net proceeds from our private placement of common stock in February 2006, offset by operating losses and changes in working capital. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenues, bank financing, equipment financing leases and, to a lesser extent, the exercise of stock options.

Net cash used in operating activities was $730,000 and includes a net loss of $2.12 million and $168,000 in working capital changes. Accounts receivable decreased $56,000 on higher sales offset by a six-day decrease in days sales outstanding, which decreased to 55 days from 61 days at December 31, 2005.

In the first nine months of 2006, we spent $385,000 to purchase manufacturing equipment to produce our delivery system product candidates and to purchase other equipment to support our sales and marketing expansion and to support our existing infrastructure. We anticipate the level of capital expenditures in the fourth quarter of 2006 to increase as we continue to invest in manufacturing equipment, research and development equipment and marketing equipment.

Net cash provided by financing activities was $14.10 million for the nine months ended September 30, 2006, which included $13.50 million of net proceeds from our private placement of 2,075,000 shares of common stock in February 2006 and $702,000 from the exercise of common stock options offset by scheduled principal payments on existing capital leases.

We believe that the approximately $21.86 million in cash, cash equivalents and marketable securities that we have as of September 30, 2006, together with anticipated proceeds from sales of our microspheres, delivery systems and other products, will be sufficient to fund our operating and capital requirements as currently planned through 2007. In the longer term, we expect to fund our operations and capital requirements through a combination of expected proceeds from product sales and capital equipment financings. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, our failure to achieve expected revenue amounts, costs associated with changes in our UFE marketing programs, unanticipated research and development expenses, the scope and results of preclinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review and the market’s acceptance of any approved products, including our Embosphere Microspheres for UFE and HepaSphere Microspheres.

We may incur additional costs, including costs related to ongoing research and development activities, preclinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions, as well as costs relating to further market development and commercialization efforts. We may also need additional funds for such activities and for possible strategic acquisitions of synergistic businesses, products and/or technologies. These additional funds may be substantial and raised from time to time through additional public or private sales of equity, through borrowings or through other financings. There are no assurances that we will be able to obtain any additional funding that may be required, or that any such funding will be on acceptable terms.

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

There were no borrowings outstanding under this agreement as of September 30, 2006. Each available 30, 60, 90 or 180-day advance will bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30, 60, 90 or 180-day London Inter Bank Offer Rate, or LIBOR rate (5.32% as of September 30, 2006), plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BioSphere Medical SA, a wholly owned subsidiary, as collateral.

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

 In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The

Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the Interpretation, but we do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of September 30, 2006, we did not participate in any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in Euro, and as of September 30, 2006 approximately Euro 890,000 or $1.13 million remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments in money market funds. Due to the conservative nature of our investments, we believe interest rate risk is mitigated.

ITEM 4.                    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors restate and supersede the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We have not made any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 other than:

•              to update financial and stock ownership information as of September 30, 2006;

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

We have incurred operating losses since our inception and, as of September 30, 2006, had an accumulated deficit of approximately $81.32 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses for the remainder of 2006 as we continue our research, development and commercialization efforts.

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

In the first quarter of 2003, we launched our ask4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third-party payers of UFE as an alternative treatment for fibroids. We believe the majority of our revenues in the United States for the two years ended December 31, 2005, and for the nine months ended September 30, 2006, were derived from the sale of Embosphere Microspheres for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve widespread acceptance of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased market acceptance, our product revenues, profitability and success will be adversely affected. We are continuing to market EmboGold Microspheres for use in hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of September 30, 2006, we had EmboGold inventory with a carrying value of $205,000, including in-process inventory of $120,000 and finished goods syringes of $85,000. We currently believe no provision for the write-off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

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

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, Asia and in South America. In 2003 we began a marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. At September 30, 2006 we had a sales force of 26 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentive to maintain our sales force or to attract new sales personnel or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We are developing and commercializing products for medical applications using embolotherapy techniques. Most of our next-generation embolotherapy product candidates, including MR-Embosphere Microspheres, are still in the early stages of research and development. Our products may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, engineering, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

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

We derived approximately 11% of our revenues for the nine month period ended September 30, 2006, from the sale of nonstrategic medical products that we expect will constitute a less significant portion of our revenues on an ongoing basis. These nonstrategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, we estimate that a significant portion of our revenues for the nine months ended September 30, 2006, and for the year ended December 31, 2005, were derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek, clearance from the FDA to market. We made the decision not to seek FDA clearance for our EmboGold Microsphere product because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of rash and/or pain. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

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

On March 13, 2006, we announced that we instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. We received CE mark approval to sell HepaSphere Microspheres in the European Union in 2004 and commercial launch began in late 2005. We also have had limited sales of HepaSphere Microspheres in Japan under private import restrictions. HepaSphere Microspheres are contained in a prefilled vial that is in turn packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. Although we are not aware of any adverse events resulting from the defects in the paper packaging, our voluntary recall of this product could result in reputational harm or a perception that the product is not safe, either of which could adversely affect market acceptance of our microsphere products and result in decreased sales.  In the third quarter of 2006 we launched a new packaging configuration for our HepaShere Microsphere product designed to correct this defect.

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

As of September 30, 2006, we believe that Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 22% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, two of our directors are executive officers of Sepracor and we have granted board observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitled them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

Even if the FDA grants us clearance with respect to marketing any product, such products will be subject to ongoing regulatory review and restrictions, including the review of clinical results which are reported after such products are made commercially available, and restrictions on the indications for which we can market the product. The FDA can propose to withdraw approval if new clinical data or experience shows that a product is not safe for use under the approved conditions of use. The marketing claims we are permitted to make in labeling or advertising regarding our microspheres are limited to those consistent with any FDA clearance or approval. For example, because our EmboGold Microspheres are not cleared for specific use in UFE, we may not promote them for this specific use. Although our QuadraSphere Microspheres are technically identical in all respects to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepato-cellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not specifically indicated for use in hepato-cellular carcinoma and hepatic metastasis.  FDA regulations require that we conduct formal clinical trials prior to seeking to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepato-cellular cancer or hepatic metastasis, while European Union regulations do not mandatorily require it for this class of medical devices.  Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere MicroSpheres for the embolization of hepato-cellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials in the United States.

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

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce and package all of our microsphere products in one manufacturing facility in France. In the United States, we have engaged Brivant Medical Engineering and Radius Medical Technologies, Inc. to supply our guidewire products and Concert Medical to supply and package our catheter product. Either we or any third-party manufacturer would likely experience significant delays or cessation in producing our products if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture and package our products at our facility in France, we may be required to enter into arrangements with one or more alternative contract manufacturing companies.

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

We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately ten third-party vendors, including Radius Medical, from whom we purchase guidewires for our Segway Guidewire product, Concert Medical, from whom we purchase catheters for our EmboCath Infusion Catheters product, and Brivant Medical Engineering, from whom we purchase guidewires for our Sequitor Steerable Guidewire product. We generally do not have long-term agreements with any of our suppliers. Our reliance on our suppliers exposes us to risks, including:

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenues from the sale of our microspheres and other products in the European Union. For the nine months ended September 30, 2006 and the year ended December 31, 2005, approximately 22% and 27%, respectively, of our revenues were derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

The market price of our stock is highly volatile. From January 1, 2004 through November 1, 2006, the price of our common stock has ranged from a low of $2.12 to a high of $9.43. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

Date: November 13, 2006	BIOSPHERE MEDICAL, INC.

/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)

Date: November 13, 2006	/s/ MARTIN J. JOYCE
Martin J. Joyce
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 1 to 2006 Stock Incentive Plan (incorporated by reference in the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2006).

31.1*	Certification of the principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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