Form 10-K
period 2006-12-31
BIOSPHERE MEDICAL INC
filed 2007-03-27
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
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

common stock, $.01 par value

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2006, was $65,821,973 based on the closing price of the common stock as reported by the NASDAQ National Market as of such date.

The Registrant had 17,970,964 shares of common stock outstanding as of March 1, 2007.

Documents incorporated by reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Form 10-K.

BioSphere Medical, Inc.
INDEX

PART I

This annual report on Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of BioSphere Medical, Inc. to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenues, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development, regulatory approval and commercialization timelines and expectations regarding market acceptance and market penetration for our products; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in “Risk Factors” and elsewhere in this annual report on Form 10-K and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report on Form 10-K.

The forward-looking statements included in this annual report on Form 10-K represent our estimates as of the date of this annual report on Form 10-K. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report on Form 10-K.

Item 1.                        BUSINESS

OVERVIEW

We develop, manufacture and market products for medical procedures using embolotherapy techniques. Embolotherapy is the therapeutic introduction of various biocompatible substances into a patient’s circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging, or to devitalize the structure or organ by depleting its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles with uniquely beneficial properties for a variety of medical applications. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, resulting in therapeutic benefit.

Our principal focus is the treatment of symptomatic uterine fibroids, which are noncancerous (benign) tumors growing within or on the wall of the uterus, using a procedure called uterine fibroid embolization, or UFE. UFE is a minimally invasive procedure in which microspheres are injected through a microcatheter into the blood vessels that supply the uterus. Blood flow guides these particles into the network of vessels that preferentially flow toward the fibroids, thereby blocking the blood supply to the fibroids, but not the surrounding healthy tissue. Most patients with uterine fibroids are not initially symptomatic and remain untreated until the patient experiences symptoms such as abnormal bleeding, increased urinary frequency, pain, pelvic discomfort or fertility difficulties. Our products are gaining acceptance in this procedure, as well as in a number of other new and established medical treatments, including the use of microspheres in the treatment of hypervascularized tumors like hepato-cellular carcinoma, or HCC, or primary cancer of the liver. Our strategy is to grow our embolotherapy business worldwide through increases in UFE and hypervascularized tumor embolization procedures, by increasing the awareness and availability of these procedures. Additionally, we expect to maintain our current technology leadership by introducing new products and product improvements through both internally developed and externally acquired technologies, that improve and broaden the use of embolotherapy techniques.

Our pioneering embolic products, Embosphere® Microspheres and EmboGold® Microspheres, have a number of beneficial properties that we believe make them well suited for embolotherapy procedures.

Because of their uniform, spherical shape and soft, slippery surface, our particles are easy to inject through small catheters, resulting in an even distribution within the vessel network. We provide these products in calibrated size ranges, so they can be selected to target occlusion of specific sized vessels designed to produce predictable results and optimize therapeutic benefit.

In November 2002, we received 510(k) clearance from the United States Food and Drug Administration, or FDA, to market our Embosphere Microspheres for UFE. Third-party clinical data and publications support the safety, efficacy, cost-effectiveness and long-term durability of the UFE procedure. We believe that the medical community accepts UFE as an effective option for most patients who are on drug therapy or are considering undergoing surgery, such as hysterectomy or myomectomy, for treatment of their uterine fibroids. For these reasons, we believe the number of UFE procedures will increase at an accelerating rate. We were the first company to gain regulatory clearance to market a product for UFE in the United States. Over the past two years, we focused on growing our Embosphere Microsphere business through the development of physician referral networks and patient awareness programs. We continue to expand our sales and marketing organization to maintain our leadership position in the field of UFE.

We also believe that there are growth opportunities for other embolotherapy procedures, notably in the treatment of hypervascularized tumors like primary liver cancer tumors. In May 2000, we obtained a worldwide exclusive royalty-bearing license to HepaSphere™ Microspheres from Dr. Shinichi Hori. HepaSphere Microspheres have different properties than Embosphere Microspheres and EmboGold Microspheres. Specifically, HepaSphere Microspheres have an ability to absorb fluids and expand to four times their dry state in the body while maintaining their spherical form. HepaSphere Microspheres occlude with a high degree of conformity to the vessel wall. Additionally, HepaSphere Microspheres can be used to deliver a chemotherapeutic agent to specified areas of the body when used in the treatment of liver tumors. We have CE mark approval to market our HepaSphere Microspheres in the European Union for the treatment of primary and metastatic liver cancer and are in early stage commercial introduction with limited sales of this product. CE mark approval denotes conformity with European standards for safety and allows certified devices to be placed in the market in European Union countries. Under Japanese private import regulations, Dr. Hori, as the inventor and licensor of our HepaSphere Microspheres, has purchased from us limited quantities of HepaSphere Microspheres for clinical evaluation and use in the treatment of liver cancer. In the future, we intend to seek regulatory approval of the HepaSphere Microspheres in Japan, but do not expect that such approval will be granted, if at all, in the near term. In March 2006, we instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. HepaSphere Microspheres are contained in a prefilled vial that was in turn previously packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial was not maintained, there was the risk that a physician’s hands could become contaminated when handling the vial. We are not aware of any adverse events resulting from the defects in the paper packaging. Sales of HepaSphere Microspheres outside of the United States resumed in the paper pouch packaging with a shortened shelf life during the second quarter, and we launched a new packaging configuration for HepaSphere Microspheres in the third quarter of 2006.

In November 2006, the FDA granted market clearance for our proprietary QuadraSphere™ Microspheres, for treatment of hypervascularized tumors and peripheral defects in the body’s circulatory system, known as arteriovenous malformations. Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres, which are marketed outside of the United States for the treatment of primary and metastatic liver cancer. The FDA clearance for QuadraSphere Microsphere does not include specific indications for the treatment of primary and metastatic liver cancer. FDA regulations require that we conduct formal clinical trials prior to seeking to claim the use of QuadraSphere Microsphere for the treatment of a specific disease or condition, such as primary and metastatic liver cancer, while European Union regulations do not require trials for this class of medical device. Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microsphere for the embolization of primary and metastatic liver cancer, we must conduct clinical trials in the United States.

Also in 2006, we received the following regulatory approvals:

•       in June 2006, the FDA granted market clearance for our Sequitor™ Steerable Guidewire, or Sequitor, in the United States,

•       in August 2006, the FDA granted market clearance in the United States for our EmboCath®  Plus Infusion Microcatheter, and

•       in the third quarter of 2006, our Sequitor Guidewire and EmboCath Plus Infusion Microcatheter were CE marked for marketing in the European Union.

Additionally, we have filed for marketing approval of our Embosphere Microspheres in the People’s Republic of China and in Korea, and we expect market release in 2007.

We believe that our microsphere technologies may have several non-embolotherapy uses, including tissue bulking, for the treatment of gastroesophageal reflux disease and for use in cosmetic dermatology and we have filed a number of patent applications, and have issued U.S. patents, related to the application of our technologies in these non-embolotherapy applications. Although our current focus is on embolotherapy markets, and significant additional preclinical and clinical research in non-embolotherapy areas will be required, we believe that these non-embolotherapy uses may provide us at some point in the future with development and commercialization opportunities through internal efforts or third-party licensing, collaboration or similar opportunities.

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

BioSphere Medical™, Embosphere®, EmboGold®, EmboCath®, Segway®, EmboCath® Plus, Sequitor™, HepaSphere™, QuadraSphere™, ask4UFE.com®, and Passthru™ are trademarks of BioSphere Medical, Inc. Other trademarks appearing in this annual report are the property of their respective holders.

INDUSTRY OVERVIEW

Embolotherapy Markets

Embolotherapy has been in use for more than 20 years by interventional radiologists to mechanically block the flow of blood to treat certain peripheral tumors and arteriovenous malformations and to control blood loss. In the past decade, interventional radiologists around the world have adopted new embolotherapy procedures, including UFE and embolization for the treatment of certain cancers, in particular primary liver cancer tumors. Moreover, we believe that an increasing number of affected patients are seeking alternative treatments with embolotherapy due to their desire for less invasive treatment options than those presented by non-embolotherapy procedures.

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

•       Drug Therapy and “Watchful Waiting.”   Drug therapies include non-steroidal anti-inflammatory drugs, oral contraceptive pills, progestational agents and gonadotropin-releasing hormone agonists. Physicians may choose to monitor women with less severe symptoms who elect against drug therapy and those seeking to conceive and may determine to administer therapy only if the patient’s condition worsens.

•       Other Treatments.   Other treatments for uterine fibroids include high intensity focused ultrasound and global endometrial ablation. High intensity focused ultrasound is a method of delivering ultrasonic energy to a discrete point with resultant heat and tissue destruction, but without causing a significant temperature increase or cellular injury to tissue in the path of the ultrasound beam. Global endometrial ablation describes the minimally invasive application of energy to destroy the endometrial lining in women who are experiencing severe menstrual bleeding and who do not desire future pregnancy.

Liver Cancer

Liver cancer is one of the most prevalent forms of cancer worldwide. There are several types of liver cancer.

Primary liver cancer is typically diagnosed at a stage that is too advanced to cure surgically. Primary liver cancer refers to cancer that begins within the liver itself. Chronic hepatitis B and chronic hepatitis C, inflammations of the liver associated with the hepatitis virus, are contributing factors to the development of primary liver cancer. In the United States approximately 80% of patients diagnosed with primary liver cancer are not surgical candidates. For these patients existing treatment options are primarily designed to improve quality of life rather than cure the underlying disease. Metastatic liver cancer occurs when cancer begins in another part of the body, such as the colon, and then migrates, or spreads, to the liver. In the United States, metastatic liver cancer is more prominent than primary liver cancer. However, the rate of primary liver cancer is expected to increase dramatically in the United States due to increased incidences of hepatitis C, a key risk factor for primary liver cancer. Outside the United States, there is a high incidence of primary liver cancer in areas where there are high rates of the hepatitis B and C viruses, particularly Asia.

Numerous studies and medical publications indicate that embolotherapy has been used for at least 20 years to treat liver cancer. For example, particle embolization is commonly used in Japan to manage liver cancer patients. In the United States, embolic particles are commonly injected with chemotherapeutic agents to control and target distribution of the chemotherapy agents, thereby increasing the therapeutic exposure at a specific area. Recently, a new, targeted approach to treating liver cancer using radioactive particles has become available. These particles, which are similar to our Embosphere Microspheres, are delivered in a targeted fashion through catheters placed in the feeding vessels near the tumor site.

A number of other, less invasive technologies are either in use or in development to treat inoperable primary liver cancer. One example of these technologies is selective tumor ablation, which uses needle-like devices containing thermal energy or chemicals that are placed directly through the skin and into the tumor. However, application of this technique is practically limited to those with adequate liver function and relatively small tumors.

Non-Embolotherapy Applications

Although our current focus is to develop our embolotherapy business, we believe there may be alternative uses for our core technology in non-embolotherapy applications, particularly as bulking agents to replace or supplement tissue support. Bulking agents are materials, injected into body sites, used to provide extra physical support where normal anatomic support is not present. These applications include gastroesophageal reflux disease and cosmetic dermatology.

We have filed numerous patent applications for technologies related to non-embolotherapy applications. Although we are currently focusing our resources and efforts on the embolotherapy business and significant additional preclinical and clinical research in these areas would be required, we believe that these non-embolotherapy uses may provide us with development and commercialization opportunities in the future.

PRODUCTS

Our innovative microsphere technology evolved out of approximately 15 years of research and development of polymer formulations used in the field of biological separations and drug purification.

The following tables summarize information about our principal products and products in research and development.

Principal Products

PRODUCT	CLEARED FOR THE FOLLOWING INTENDED USES	GEOGRAPHIC APPROVALS
Microsphere Products:
Embosphere Microspheres	Uterine fibroids, hypervascularized tumors and other arteriovenous malformations	United States, Canada, European Union, Argentina, Brazil, Colombia, Costa Rica, Ecuador, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia and clinical evaluation in China
EmboGold Microspheres	Hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations	United States, Canada, European Union, Argentina, Brazil, Colombia, Costa Rica, Ecuador, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia
HepaSphere Microspheres	Primary and metastatic liver cancer	European Union
QuadraSphere Microspheres	Hypervascularized tumors and arteriovenous malformations	United States
Delivery System Products:
EmboCath Infusion Catheter	Peripheral embolization procedures	United States, Canada, European Union, Argentina, Brazil, Costa Rica, Panama and China
Segway Guidewire	Peripheral embolization procedures	United States, Canada, European Union, Argentina, Brazil, Costa Rica, Panama and China
EmboCath Plus Infusion Microcatheter	Infusion of various diagnostic, embolic and therapeutic agents and super-selective angiography within peripheral vasculature	United States, Canada and European Union
Sequitor Steerable Guidewire	Various diagnostic and interventional procedures within peripheral vasculature	United States, Canada and European Union

Products in Research and Development

PRODUCT CANDIDATE	POTENTIAL MARKETS	DEVELOPMENT STATUS
MR Microspheres (magnetic resonance visible)	Uterine fibroids, hypervascularized tumors and other arteriovenous malformations	Preclinical research—animal studies
Resorbable Microspheres	Uterine fibroids, hypervascularized tumors and other arteriovenous malformations	Preclinical research—feasibility

Embosphere Microspheres

Our Embosphere Microspheres and EmboGold Microspheres products are intended for use in embolotherapy to block or control the blood supply to certain tumors and other vascular malformations. In November 2002, we received regulatory clearance in the United States from the FDA for use of our Embosphere Microspheres in treating uterine fibroids. In April 2000, we received 510(k) marketing clearance from the FDA for our Embosphere Microspheres for hypervascularized tumors and arteriovenous malformations.

We believe that UFE will become the principal application for our microsphere products. The majority of our revenues are currently derived from the sale of our Embosphere Microspheres for UFE. Uterine fibroid embolization is a minimally invasive procedure, performed principally by interventional radiologists, in which microspheres are injected through a small catheter into the blood vessels that supply the uterus. Blood flow guides these particles into the network of vessels that preferentially flow toward the fibroids, thereby blocking the blood supply to the fibroids, but not to the surrounding healthy tissue. The goal of the uterine fibroid embolization procedure is to eliminate the flow of blood to the uterine fibroids, thereby causing fibroid shrinkage and alleviating related symptoms, while preserving normal uterine and ovarian function.

We believe that embolotherapy is a significantly more attractive alternative for treatment of uterine fibroids, when compared to the invasiveness of such surgical procedures as hysterectomy or myomectomy, or to hormone therapy and “watchful waiting.” Current therapies can have significant adverse side effects, including loss of fertility, lengthy recovery periods, high costs, discomfort and risk of recurrence of fibroids.

Although the effect of uterine fibroid embolization on continued fertility or fetal development has not been studied extensively, and our 510(k) clearance does not include women who intend future pregnancy, we believe that uterine fibroid embolization has the potential to preserve the fertility of at least some of the patients that would otherwise be lost through hysterectomy or may be compromised by the use of current therapies or technologies, and to reduce or eliminate the risk of recurrence of the uterine fibroid tumor and the complications associated with myomectomy. Most uterine fibroid embolization procedures can be performed in less than one hour, while the patient is sedated, but awake. The patient often stays overnight in the hospital to manage any discomfort and/or pain associated with the procedure and typically returns to everyday activities in several days. In contrast, hysterectomy patients undergo general anesthesia and typically stay in the hospital for two to three days and have a recovery period lasting up to six to eight weeks.

We believe Embosphere Microspheres are also being used in other disease areas and procedures, including embolization of primary liver cancer tumors and arteriovenous malformations, although we are currently devoting most of our internal efforts to marketing and selling this product for UFE.

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

Embosphere Microspheres are currently available in six sizes, from 40 to 1,200 microns. They are designed to precisely fit the blood vessels, resulting in targeted and controlled occlusion. They can be used with our accessory catheter products or with other commercially available catheter and delivery systems.

EmboGold Microspheres

Our EmboGold Microspheres product was launched in the United States in September 2001 after receiving FDA clearance for treatment of hypervascularized tumors and arteriovenous malformations. In March 2002, we received CE mark approval in the European Union. This product enhancement adds color to the microspheres for improved visibility in the syringe during preparation and injection. We do not have FDA clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and have determined not to seek such approval at this time. We made this decision in 2003 because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitutes approximately 2% of the total number of patients receiving the UFE procedure using EmboGold Microspheres, reported a delayed onset of pain and/or rash.

HepaSphere Microspheres

HepaSphere Microspheres are marketed in the European Union for the treatment of primary and metastatic liver cancer. Under Japanese private import regulations, Dr. Hori, as the inventor and licensor of our HepaSphere Microspheres, has purchased from us limited quantities of HepaSphere Microspheres for clinical evaluation and use in the treatment of liver cancer and other malignant and benign tumors. In the future, we intend to seek regulatory approval of the HepaSphere Microspheres in Japan, but we do not expect regulatory approval to market HepaSphere Microspheres in Japan in the near term.

The product attributes of HepaSphere Microspheres are:

•  an ability to expand and absorb fluids, such as saline, contrast agents and human serum, that create expansion to 4 times its dry state diameter in the body—64 times its initial volume—while maintaining its spherical form;

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

In March 2006, we instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. HepaSphere Microspheres are contained in a prefilled vial that was in turn initially packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial was not maintained, there was the risk that a physician’s hands could become contaminated when handling the vial. We are not aware of any adverse events resulting from the defects in the paper packaging. We resumed sales of HepaSphere Microspheres outside the United States in the paper pouch with a shortened shelf life during the second quarter, and we launched a new plastic packaging configuration for HepaSpheres Microspheres in the third quarter of 2006.

QuadraSphere Microspheres

In November 2006, the FDA granted marketing clearance for our QuadraSphere Microspheres in the United States for the treatment of hypervascularized tumors and peripheral arteriovenous malformations. Our QuadraSphere Microsphere product is technically identical in all respects to our HepaSphere Microsphere product. However, the FDA clearance for QuadraSphere Microspheres does not include specific indications for the treatment of primary and metastatic liver cancer. FDA regulations require that we conduct formal clinical trials prior to seeking to claim the use of QuadraSphere Microspheres for the treatment of a specific disease or condition, such as primary and metastatic liver cancer, while European Union regulations do not require trials for this class of medical device. Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of primary and metastatic liver cancer, we must conduct clinical trials in the United States.

The product attributes of QuadraSphere Microspheres are:

•       an ability to expand and absorb fluids, such as saline, contrast agents and human serum, that create expansion to 4 times its dry state diameter in the body—64 times its initial volume—while maintaining its spherical form;

•       a high degree of conformity to vessel anatomy;

•       a capability for complete occlusion of a vessel with, on average, just a single particle; and

•       the ability to carry a chemotherapeutic agent.

Delivery Systems

In 2006, we introduced our EmboCath Plus Infusion Microcatheter and Sequitor Steerable Guidewire products, which are used to deliver embolization material into the target area. In developing these devices we sought to build on the advantages of our existing EmboCath Infusion Catheter and Segway Guidewire products by adding enhanced tracking, torque response, coating technology to the product lines and were specifically designed to be used together to optimize flexibility.

In August 2006, we received FDA clearance to market our EmboCath Plus Infusion Catheter. The EmboCath Plus Infusion Catheter is a microcatheter that is designed to be used to deliver embolic, diagnostic, and therapeutic agents into the peripheral vascular system for interventional procedures such as UFE and the embolization of hypervascular tumors.

The product attributes of the EmboCath Plus Infusion Catheter are:

•       Controlled delivery, featuring the largest internal lumen diameter in its class—0.028”—which provides a 10% greater flow rate than competitive products;

•       A flexible, kink-resistant, durable design that offers optimal balance for agile tracking;

•       A clear, chemo-compatible hub designed for smooth, fluent injection of microspheres; and

•       Enhanced fluoroscopic ability via an extra-bright tip.

In June 2006, we introduced our Sequitor Steerable Guidewire, designed specifically for use with our EmboCath Plus Infusion Catheter. Guidewires are used in most intravascular catheter procedures to establish a support structure for, and to aid placement of, the catheter. We designed our Sequitor Guidewire to address the needs of interventionalist with characteristics such as:

•       A durable atraumatic polymer tip that reduces the risk of vascular spasm but retains its shape for selective vessel access;

•       A highly visible distal segment, comprised of a radiopaque coil and polymer jacket, which provides visibility under live imaging;

•       A specially tempered wire core designed to transmit one-to-one torque response without kinking; and

•       Passthru™ lubricious, hydrophilic coating that facilities wire trackability.

Other Products

We also sell barium delivery kits and other ancillary products in the European Union. We purchase barium from a third party and resell it for use in gastrointestinal medical testing. We sell other ancillary devices as medical products for hospital and physician use. While we generated 11% and 13% of our revenues in 2006 and 2005, respectively, from these nonstrategic products, we expect these products to be a less significant component of our sales in 2007 and 2008.

Products Under Development

MR Microspheres (magnetic resonance visible sphere)

Our MR Microsphere product under development is intended to enhance our Embosphere Microspheres with features that make the microspheres visible under magnetic resonance imaging, or MRI. Non-invasive detection of microspheres may be useful to enable image-guided therapy as well as to optimize patient care. This product candidate is currently in the preclinical research stage.

Resorbable Microspheres

Our Resorbable Microsphere product under development is intended to enhance our Embosphere Microspheres with features that would allow the microspheres to dissolve and be absorbed into the body. This ability to dissolve once the desired therapeutic effect is achieved may be desirable for some patients. This product candidate is currently in the preclinical research stage.

MANUFACTURING

We currently produce and package all of our microsphere products at our facility located in Roissy, France. Manufacturing of microsphere products includes the synthesis and processing of raw materials and third-party manufactured compounds. In addition to the manufacturing of our microsphere products, we also manufacture and assemble our auxiliary products at our facility in France. The assembly and packaging of delivery systems, which includes EmboCath, EmboCath Plus, Segway and Sequitor are all accomplished by medical device contract manufactures in both the United States and Europe.

MARKETING AND SALES

We currently market our embolotherapy and delivery systems products through a direct sales force of 34 persons in the United States and France and through distributors in Europe, Asia, Canada, the Middle East, Africa, South America and other parts of the world. Approximately 87% of our revenue was generated through our direct sales force in 2006.

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

No single customer accounted for more than 10% of our revenue in 2006.

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

During the fiscal years ended December 31, 2006, 2005, and 2004, research and development expenses were $2.29 million, $2.36 million and $2.11 million, respectively.

COMPETITION

We encounter, and expect to continue to encounter, competition in the sale of our current and future embolotherapy and delivery system products. The primary competitive embolotherapy product has been polyvinyl alcohol, or PVA particles, a product introduced into the market more than 20 years ago. Our principal competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are Angiodynamics Incorporated, Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson and Johnson Company, Pfizer, Inc. and Terumo Corporation, as well as companies selling or developing non-embolotherapy solutions for the disease states targeted by us. Currently, the primary products with which our microspheres compete for some of our applications are spherical PVA, sold by Boston Scientific Corporation, Biocompatibles and Terumo, gel foam, sold by Pfizer, and non-spherical PVA, sold by Boston Scientific, Angiodynamics and Cook. Many of our current competitors have, and our future competitors are likely to have, greater financial, operational, sales and marketing resources and more experience in research and development than we have. We compete primarily on the basis of product performance, ease of use, degree of targeted embolization control, and quality of patient outcome. Within the field of uterine artery embolization, we believe we are the market share leader and one of only two companies in the United States to have embolic products specifically indicated for use in UFE. Boston Scientific, which markets both a non-spherical PVA product and a spherical PVA product, is our principal competitor in this area of the market. Based on both research and clinical studies conducted on our product for UFE, we believe we offer physicians a high degree of ease of use, targeted delivery, durable vessel occlusion, and therefore satisfactory short and long-term clinical outcomes, when compared to our competitors.

GOVERNMENT REGULATION

FDA Regulation.   The FDA, and other federal, state, local, and foreign authorities, regulate our products and manufacturing activities. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated under that act, the FDA regulates the design, development, clinical trials, testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Before a new device that we develop can be introduced to the market, we must obtain market clearance through a 510(k) notification or approval through a premarket approval application. Additionally, the new cleared device may only be introduced to the market if manufacturer quality system complies with 21CFR Part 820 Quality System Regulations.

Changes in Approved Devices.   We must obtain new FDA 510(k) clearance or premarket approval when there is a major change or modification in the intended use or indications for use of a legally marketed device or a change or modification of the device, including product enhancements and product line extensions, of a legally marketed device as required by FDA regulations.

Current Good Manufacturing Practices / Quality System Regulations and Reporting.   The Federal Food, Drug, and Cosmetic Act requires us to comply with Current Good Manufacturing Practices Quality System Regulations. We must comply with various quality system requirements pertaining to all aspects of our product design and manufacturing process, including requirements for packaging, labeling and record keeping, complaint handling, corrective and preventive actions and internal auditing. The FDA enforces these requirements through periodic inspections of medical device manufacturers. In addition, the medical device reporting regulation requires us to inform the FDA whenever information reasonably suggests that one of our devices may have caused or contributed to death or serious injury, or when one of our devices malfunctions, if the device would be likely to cause or contribute to a death or a serious injury in the event the malfunction recurred. We believe that we, and all who manufacture our delivery systems, are in compliance with applicable Current Good Manufacturing Practices / Quality Systems Regulations and with medical device reporting requirements.

Labeling and Advertising.   Labeling and promotional activities are also subject to scrutiny by the FDA. Among other things, labeling violates the law if it is false or misleading in any respect or it fails to contain adequate directions for use. Moreover, product claims that are outside the labeling either approved or cleared by the FDA violate the Federal Food, Drug, and Cosmetic Act.

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

Export Requirements.   Products for export from Europe and from the United States are subject to foreign countries’ import requirements and the FDA’s or European regulating bodies’ exporting requirements. In addition to the import requirements of foreign countries, we must also comply with the U.S. laws governing the export of products regulated by the FDA. However, foreign countries often require, among other things, an FDA certificate for products for export (Certificate for

Foreign Government). To obtain this certificate from the FDA, the device manufacturer must apply to the FDA. The FDA certifies that the product has been granted clearance or approval in the United States and that the manufacturing facilities are in compliance with Good Manufacturing Practices regulations at the time of the last FDA inspection.

Fines and Penalties for Noncompliance.   Failure to comply with applicable FDA regulatory requirements could result in, among other things, market clearance or approval withdrawal, injunctions, market withdrawals, voluntary or mandatory patient/physician notifications, recalls, warning letters, product seizures, civil penalties, fines and criminal prosecutions. Federal Trade Commission enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, rescission of contracts and such other relief as may be deemed necessary.

Foreign Regulations.   Medical device laws and regulations are also in effect in many countries outside of the United States. These range from comprehensive device approval requirements for some or all of our medical device products to simpler requests for product data or certification. The number and scope of these requirements are increasing. Sales of medical devices in the European Union are subject to compliance with the European Medical Device Directive. This directive contains requirements for quality system and Essential Requirements with which all manufacturers must comply. In February 2006, we obtained ISO 13485:2003 Quality Management Systems Requirements for Regulatory Purposes certification at our French facility and in April 2006 at our facility in Rockland, MA showing that our Quality System complies with standards for quality management.

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

The Anti-Kickback Statute is broad and potentially prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of Health and Human Services, or OIG, has issued a series of regulations, known as the safe harbors, beginning in July 1991. These safe harbors set forth provisions that, if all the applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Arrangements that implicate the Anti-Kickback Statute, and that do not fall within a safe harbor, are analyzed by the OIG on a case-by-case basis.

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

False Claims Laws.   Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused submission of false claims. The Federal Civil False Claims Act also includes whistle blower provisions that allow private citizens to bring suit against an entity or individual on behalf of the United States and to recover a portion of any monetary recovery. Many of the recent highly publicized settlements in the healthcare industry related to sales and marketing practices have been cases brought under the False Claims Act. The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

Privacy and Security.   The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the rules promulgated thereunder require certain entities, referred to as covered entities, to comply with established standards, including standards regarding the privacy and security of protected health information, or PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. While not directly regulated by HIPAA, a business associate may face significant contractual liability pursuant to such an agreement if the business associates breaches the agreement or causes the covered entity to fail to comply with HIPAA. In the course of our business operations, we have entered into several business associate agreements with certain of our customers that are also covered entities. Pursuant to the terms of these business associate agreements, we have agreed, among other things, not to use or further disclose the covered entity’s PHI except as permitted or required by the agreements or as required by law, to use reasonable safeguards to prevent prohibited disclosure of such PHI and to report to the covered entity any unauthorized uses or disclosures of such PHI. Accordingly, we incur compliance related costs in meeting HIPAA-related obligations under business associates agreements to which we are a party. Moreover, if we fail to meet our contractual obligations under such agreements, we may incur significant liability.

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

In January 1998, we entered into an agreement with L’Assistance Publique-Hopitaux De Paris, referred to as AP-HP, pursuant to which AP-HP has granted us the exclusive right to use two United States patents and their foreign counterparts that we jointly own with AP-HP relating to Embosphere Microspheres. We are required to pay to AP-HP a royalty on the commercial sale of any products that incorporate technology covered by the patents. We may only sublicense these exclusive rights under the agreement with the prior written consent of AP-HP, which consent cannot be unreasonably withheld. The rights granted under the contract are for an initial period, which ends on September 16, 2009, and are renewable by mutual agreement between the parties. The agreement can be terminated on three months’ notice by either party if the other party does not perform one or more of its obligations under the agreement and fails to cure its nonperformance during the notice period. These jointly-owned U.S. and foreign counterpart patents will expire in 2014 and 2012, respectively.

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

In addition to those listed above, we have a number of United States and foreign patents and pending applications related to our microsphere technology and uses thereof. For example, we have at least five U.S. and three foreign patents, and four U.S. and ten foreign counterpart pending applications related to microspheres and uses thereof for tissue bulking, tissue construction, dermal augmentation, and the treatment of gastroesophageal reflux disease, or GERD, and urinary incontinence. The issued U.S. and foreign counterpart patents expire at various dates between 2019 and 2020. We also have at least four U.S. and five foreign counterpart pending applications related to microspheres and uses thereof for drug delivery and gene therapy. Additionally, we have at least one patent in each of the U.S. and Europe, as well as at least one pending application in each of the U.S. and Japan, related to PVA microspheres useful for embolization and methods thereof. The U.S. and European PVA patents expire in 2019. Other U.S. and foreign counterpart patent applications have also issued or are currently pending. The subjects of these patents and applications include new materials for embolization, new methods of using our materials for embolization and other applications, as well as new uses of our materials outside of embolization.

We currently own the following U.S. trademarks:

•       ask4UFE.com®

•       BioSphere Medical™

•       Embosphere®

•       EmboCath®

•       EmboCath® Plus

•       EmboGold®

•       Passthru™

•       QuadraSphere™

•       Segway®

•       Sequitor™

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

We have one granted European Patent, EP 1128816, related to PVA microspheres useful for embolization and methods thereof. We have validated this European patent in Germany, Spain, France, United Kingdom and Italy. On January 13, 2005, we were notified of a Notice of Oppositions filed by Biocompatibles UK Limited on December 23, 2004 against this European patent. We have filed a response to the Notice of Opposition and we filed Auxiliary Claims in August 2005. Biocompatible UK Limited subsequently filed a response in 2006. We will continue defending our European PVA patent in this proceeding. While we are not able to predict the outcome of this proceeding, it will not impact our ability to sell our Embosphere Microsphere, HepaSphere Microsphere or QuadraSphere Microsphere products, which are not comprised of PVA.

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

EMPLOYEES

As of December 31, 2006, we employed 83 persons. Of these employees, nine are primarily engaged in research, development and clinical activities, 26 are engaged in manufacturing, 38 are engaged in sales and marketing, and the remainder are engaged in finance and administration. Of these 83 persons, 45 are located in the United States and 38 are located in France.

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

We have incurred operating losses since our inception and, as of December 31, 2006, had an accumulated deficit of approximately $81.65 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses in 2007, as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

We may never become profitable. If we do become profitable, we may not remain profitable on a continuing basis. Our failure to become and remain profitable would depress the market price of our common stock and impair our ability to raise capital and expand, diversify or continue our operations.

We will continue to need additional funds, and if additional capital is not available, we may have to limit or scale back our operations.

We believe that our existing cash and other working capital, together with anticipated proceeds from  sales of our products, will be sufficient to fund our operating and capital requirements, as currently planned through at least 2007.

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

•       effectiveness of new marketing and sales programs;

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

Our microspheres are based on new technologies and therapeutic approaches. In the United States, we began selling our first microsphere product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in the embolization of uterine fibroids. We have only begun to market and sell our HepaSphere Microspheres in the European Union in the fourth quarter of 2005 and received marketing clearance for our QuadraSphere Microspheres in November 2006. For the fiscal years ended December 31, 2006 and 2005, we generated revenues primarily from the sales of our Embosphere Microspheres in North America and the European Union. Our success will depend upon increasing acceptance by the medical community, patients and third-party payers that our Embosphere Microspheres and other products are medically therapeutic and cost effective. Our embolotherapy techniques are administered by interventional radiologists. To date we have not achieved widespread market acceptance of our Embosphere Microspheres or other products. In the treatment of uterine fibroids using UFE, we believe that we have not yet achieved widespread acceptance primarily because obstetrics and gynecology physicians may elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require a referral to another specialist, such as an interventional radiologist. The majority of our revenues are from the sale of our Embosphere Microspheres for UFE. Accordingly, our future success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

Negative publicity associated with any adverse medical effects attributed to embolization treatments generally, or our products specifically, may create the market perception that our products are unsafe. For example, in UFE procedures patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, rashes, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. We are also aware that a small number of the patient population, which we believe constitutes approximately 2% of those receiving the UFE procedure using EmboGold Microspheres, reported a delayed onset of rash and/or pain.

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

If we experience adverse publicity or are subject to product liability claims, excessive guarantee claims, recalls, fines and the like, we will be unable to achieve widespread market acceptance of our microsphere products and achieve profitability. For example, in March 2006 we instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. HepaSphere Microspheres are contained in a prefilled vial that was in turn initially packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. Although we are not aware of any adverse events resulting from the defects in the paper packaging, our voluntary recall of this product could result in reputational harm or a perception that the product is not safe, either of which could adversely affect market acceptance of our microsphere products.

If we do not successfully market and promote our Embosphere Microspheres for use in uterine fibroid embolization, our product revenues will not increase.

In the first quarter of 2003, we launched our ask4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third-party payers of UFE as an alternative treatment for fibroids. We believe the majority of our revenues in the United States for the two years ended December 31, 2006 were derived from the sale of Embosphere Microspheres for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve widespread acceptance of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased market acceptance, our product revenues, profitability and success will be adversely affected. We are continuing to market EmboGold Microspheres for use in hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations. If we cease to market EmboGold Microspheres for any reason, we could incur substantial costs to write off and replace existing inventories. As of December 31, 2006, we had EmboGold inventory with a carrying value of $185,000, including in-process inventory of $91,000 and finished goods syringes of $94,000. We currently believe no provision for the write-off or replacement of EmboGold Microspheres inventory is required in the accompanying financial statements.

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

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, Asia and in South America. In 2003 we began a marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. At December 31, 2006 we had a sales force of 25 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentive to maintain our sales force or to attract new sales personnel or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We currently have distribution agreements with approximately 40 third-party distributors. Any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products, thereby exposing us to potential expenses in terminating such distribution agreements. For example, in 2002, our subsidiary, BSMA, ended a distribution agreement with a third party in part because of such party’s failure to achieve sales forecasts agreed upon by the parties. As a result of subsequent litigation BSMA was required to pay approximately $800,000 in damages arising from such termination and incurred additional legal and administrative expenses incident to the legal proceeding. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

We will be required to expend significant resources for research, development, testing and regulatory approval of our products under development, and these products may not be developed successfully.

We are developing and commercializing products for medical applications using embolotherapy techniques. Most of our next-generation embolotherapy product candidates, including MR Microspheres and Resorbable Microspheres, are still in the early stages of research and development. Our products may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, engineering, preclinical and/or clinical testing, regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

•       be developed successfully;

•       be proven safe and effective in clinical trials;

•       offer therapeutic or other improvements over current treatments and products;

•       meet applicable regulatory standards or receive regulatory approvals;

•       be capable of production in commercial quantities at acceptable costs; or

•       be successfully marketed.

We may be unable to grow revenues for certain of our products, and if we do not develop and introduce new products, we may not achieve additional revenue opportunities.

We derived approximately 11% of our revenues for the period ended December 31, 2006, from the sale of nonstrategic medical products that we expect will constitute a less significant portion of our revenues on an ongoing basis. These nonstrategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, we estimate that a significant portion of our revenues for the year ended December 31, 2006, were derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek, clearance from the FDA to market. We made the decision not to seek FDA clearance for our EmboGold Microsphere product because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of rash and/or pain. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

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

We instituted a voluntary recall of our HepaSphere Microspheres product in the European Union and Japan, which may result in decreased market acceptance of this product and reputational harm, as well as hindering our ability to generate revenue from sales of the product.

In March 2006, we instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. We received CE mark approval to sell HepaSphere Microspheres in the

European Union in 2004 and commercial launch began in late 2005. We also have had limited sales of HepaSphere Microspheres to Dr. Shinichi Hori, the inventor and licensor of HepaSphere Microspheres, in Japan under private import restrictions. HepaSphere Microspheres are contained in a prefilled vial that was in turn initially packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. Although we are not aware of any adverse events resulting from the defects in the paper packaging, our voluntary recall of this product could result in reputational harm or a perception that the product is not safe, either of which could adversely affect market acceptance of our microsphere products and result in decreased sales. In the third quarter of 2006 we launched a new plastic packaging configuration for our HepaShere Microsphere product designed to correct this defect.

If we are not able to compete effectively, we may experience decreased demand for our products, which may result in price reductions.

We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. We have experienced increased competition since receiving FDA approval for use of our Embosphere Microspheres for UFE. Our success depends upon our ability to develop and maintain a competitive position in both the embolotherapy and related delivery systems markets. Our key competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are Angiodynamics Incorporated, Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson and Johnson Company, Pfizer, Inc. and Terumo Corporation. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products more quickly or at less cost, that compete with our microsphere products and related delivery systems. In addition, we may experience decreased demand for our products if these or other competitors announce that they have begun to develop products that compete with our products. For example, in 2004, some of our competitors provided free or reduced-price samples of competing forms of microspheres for the treatment of medical procedures for which our Embosphere Microspheres are indicated. The availability of these free or reduced-price samples has had, and may continue to have, a material adverse effect on our product revenues, primarily due to a loss of market share for the sale of our products. Currently, the primary products with which our microspheres compete for some of our applications are spherical PVA sold by Boston Scientific, Terumo and Biocompatibles, and gel foam sold by Pfizer and non-spherical PVA sold by Angiodynamics, Boston Scientific and Cook. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

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

The availability and levels of reimbursement by governmental and other third-party payers affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payers may attempt to contain or reduce the costs of healthcare by lowering the rate at which providers are reimbursed for embolization procedures or challenging the prices that companies such as ours charge for medical products. For example, on November 1, 2006, the Centers for Medicare and Medicaid Services, or CMS, issued a preliminary rule, which became final on January 1, 2007, providing for a single all-inclusive reimbursement code for UFE. This new code is inclusive of all services occurring on the day of the procedure. This new physician reimbursement rate is lower than the rate generally historically received by physicians. In some foreign countries, particularly the countries of the European Union where our microsphere products are currently marketed and sold, the pricing of medical devices is subject to governmental control, and the prices charged for our products have in some instances been reduced as a result of these controls.

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

If we do not recruit and retain senior management and other key employees we may not be able to successfully implement our business strategy.

Our success is substantially dependent on our ability to recruit and retain members of our senior management and other key employees. All of the agreements with our officers provide that their employment may be terminated either by the employee or by us at any time and without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives. We do not carry key man life insurance on any of our executive officers or other personnel.

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

As of March 1, 2007, we believe that Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 22% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, two of our directors are executive officers of Sepracor, and we have granted board observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by

Sepracor and Cerberus entitled them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

For our 510(k) cleared products, the FDA requires us to submit to the FDA copies of our advertisements and labeling. If the FDA believes these materials, or statements made by our sales representatives or other company officials, promote our products for unapproved indications, the FDA could allege that our promotional activities misbrand our products. Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective advertisements and labeling, including sending letters to healthcare providers. The FDA also could take enforcement action including seizure of allegedly misbranded product, injunction or criminal prosecution against us and our officers or employees. If we repeatedly or deliberately fail to submit such advertisements and labeling to the agency, the FDA could withdraw our approvals. The FDA also monitors manufacturers’ support of continuing medical education, or CME, programs where the programs involve the manufacturers’ or a competitor’s products to ensure that manufacturers do not influence the CME content as a means of promoting their products for off-label uses.

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

Even if we obtain the necessary FDA clearances or approvals, if we or our suppliers fail to comply with ongoing regulatory requirements our products could be subject to corrections, removals or recalls from the market or other enforcement action.

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

•       voluntary or mandatory recall of our products;

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

Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. If our past or present operations are found to be in violation of these laws, we and our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and financial condition would be harmed.

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

On January 13, 2005, we were notified of a Notice of Oppositions filed by Biocompatibles UK Limited on December 23, 2004, challenging the patentability of the claims in our granted European Patent 1128816, which relates to certain PVA microspheres, their use in embolization and methods of manufacture related to such PVA microspheres. We will continue defending our European PVA patent in this proceeding. While we are not able to predict the outcome of this patent opposition proceeding, it will not impact our ability to sell our Embosphere Microsphere, HepaSphere Microsphere or QuadraSphere Microsphere products, which are not comprised of PVA.

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

We are dependent on various license agreements relating to each of our current and proposed products that give us rights under intellectual property rights of third parties. In particular, we have an agreement with L’Assistance Publique-Hopitaux De Paris, pursuant to which L’Assistance Publique-Hopitaux De Paris has granted us exclusive rights to use two jointly owned patents relating to Embosphere Microspheres. We also have an agreement with Dr. Shinichi Hori pursuant to which we have an exclusive royalty-bearing license to Japanese patent rights for our HepaSphere Microsphere product. We also have an agreement with Archimmed SARL pursuant to which we have an exclusive royalty-bearing license to patent rights for our MR Microsphere product, which is in development. Each of these agreements can be terminated on short notice by the licensor if we default on our obligations under the license and fail to cure such default after notice is provided. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party’s failure, to comply with the terms of any of these licenses could result in our losing our rights to the license, which could result in our being unable to develop, manufacture or sell products which contain the licensed technology.

Risks Relating to the Production and Supply of Our Products

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer.

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce and package all of our microsphere products in one manufacturing facility in France. In the United States, we have engaged Brivant Medical Engineering and Radius Medical Technologies, Inc. to supply our guidewire products and Concert Medical to supply and package our catheter products. Either we or any third-party manufacturer would likely experience significant delays or cessation in producing our products if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur. If we are unable to manufacture and package our products at our facility in France, we may be required to enter into arrangements with one or more alternative contract manufacturing companies.

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

We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately ten third-party vendors, including Radius Medical, from whom we purchase guidewires for our Segway Guidewire product, Concert Medical, from whom we purchase catheters for our EmboCath Infusion Catheters and EmboCath Plus Infusion Microcatheter products, and Brivant Medical Engineering, from whom we purchase guidewires for our Sequitor Steerable Guidewire product. We generally do not have long-term agreements with any of our suppliers. Our reliance on our suppliers exposes us to risks, including:

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenues from the sale of our microspheres and other products in the European Union. For the years ended December 31, 2006 and 2005, approximately 24% and 27%, respectively, of our revenues were derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

The market price of our stock is highly volatile. From January 1, 2005 through March 1, 2007, the price of our common stock has ranged from a low of $3.50 to a high of $9.43. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

We currently lease office and manufacturing facilities in Rockland, Massachusetts, and Roissy, France. Our Rockland, Massachusetts office includes approximately 13,000 square feet of corporate offices and laboratory space pursuant to a lease expiring on February 28, 2009 at a cost of $19,500 per month. Our Roissy, France facility, where we produce our Embosphere Microspheres, HepaSphere Microspheres and QuadraSphere Microspheres as well as some ancillary disposable devices, includes approximately 18,000 square feet of office, laboratory and manufacturing space and is leased through May 2010 at a cost of $25,000 per month.

We believe that the leased facilities in Rockland, Massachusetts and in Roissy, France are suitable to meet our current requirements and that suitable additional or substitute space will be available to us on commercially reasonable terms, if needed in the future.

Item 3.                        LEGAL PROCEEDINGS

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our Embosphere Microspheres or the negligence of the health care providers or both factors combined. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. We carry product liability insurance and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. We intend to defend against the claims vigorously. However, we cannot give any assurance that we will prevail, and we are currently unable to predict the impact, financial or otherwise, of this product liability litigation.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the quarter ended December 31, 2006.

EXECUTIVE OFFICERS

As of March 1, 2007, our executive officers, their respective ages and their positions are as follows:

Name	Age	Position
Richard J. Faleschini	60	President and Chief Executive Officer
Gary M. Saxton	46	Executive Vice President and Chief Operating Officer
Martin J. Joyce	53	Executive Vice President and Chief Financial Officer
Peter C. Sutcliffe	57	Vice President, Manufacturing

Richard J. Faleschini has served as our President, and Chief Executive Officer since November 2004 and as a director of BioSphere Medical since March 2005. From 2003 to 2004, Mr. Faleschini served as Vice President and General Manager of the gynecology division at American Medical Systems Holdings, Inc., a supplier of medical devices to physicians specializing in the treatment of urological and gynecological disorders. From 1999 to 2003, Mr. Faleschini was Vice President of Marketing and Sales for American Medical Systems Holdings, Inc. From 1995 to 1999, he held executive marketing and general management positions at Medtronic Inc., a medical technology company, with responsibilities in several sectors of their cardiac rhythm management, cardiac surgery, and interventional vascular businesses. His previous experience also includes executive marketing and sales management responsibilities at Cordis

Corporation, Biomagnetic Technologies, and ATL/ADR Ultrasound. Mr. Faleschini received his B.S. in biology and M.S. in physiology from Michigan Technological University.

Gary M. Saxton has served as our Executive Vice President and Chief Operating Officer since January 16, 2006. He served as our Senior Vice President and General Manager from March 2005 until January 2006, and served as our Vice President of Marketing and Sales from November 2004 to March 2005. From 2001 to 2004, Mr. Saxton was a strategy consultant in the medical device industry. From 1999 to 2001, he was the Vice President of Sales and Marketing at Symphonix Devices, Inc. and the Vice President of Marketing at CardioGenesis Corporation, both publicly traded medical device companies. Mr. Saxton also previously held several marketing and strategy positions within Medtronic, Inc., both in the United States and Japan, including Director, Strategic Plan and Market Development Manager. He began his private sector career with IBM Corporation in a variety of sales, marketing and finance roles. Before IBM, he served as a Captain in the U.S. Army. Mr. Saxton holds a B.S. degree from the United States Military Academy, West Point, New York, and an M.B.A. from Harvard University, Cambridge, Massachusetts.

Martin J. Joyce has served as our Executive Vice President and Chief Financial Officer since January 16, 2006. He served as our Chief Financial Officer and Vice President from September 2004 to January 2006. From 2000 to 2004, Mr. Joyce served as Managing Partner of Stratex Group LLC, a provider of biopharmaceutical executive services to early-stage companies and venture investors. From 1996 to 2000, Mr. Joyce was North American Chief Financial Officer for Serono Inc. a biotechnology company. Prior to serving as North American Chief Financial Officer, Mr. Joyce held a variety of senior level positions within Serono, in finance, sales, marketing and manufacturing. Mr. Joyce was previously employed at Millipore Corporation and Bose Corporation focusing on strategic planning, product rationalization and return on investment analysis. Mr. Joyce received a B.S. in finance from Northeastern University and an M.B.A. from Suffolk University, Boston, Massachusetts.

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

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “BSMD”. On March 1, 2007, the last reported sale price of our common stock on the NASDAQ Global Market was $6.80 and there were approximately 110 stockholders of record. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

The following table shows the range of high and low sales prices per share of our common stock for the last two fiscal years as reported on the NASDAQ Global Market since July 1, 2006 and prior to that, the NASDAQ National Market.

	2006
	High	Low
First Quarter	$9.43	$6.79
Second Quarter	$8.20	$5.56
Third Quarter	$7.20	$4.84
Fourth Quarter	$7.66	$5.89

	2005
	High	Low
First Quarter	$4.25	$3.50
Second Quarter	$5.00	$3.50
Third Quarter	$6.20	$4.27
Fourth Quarter	$8.60	$4.57

We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Comparative Stock Performance

The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Total Return Index for the Nasdaq Stock Market (US Companies) (the “Nasdaq Market Index (U.S.)”) and (ii) the Nasdaq Medical Equipment Index (the “Nasdaq Medical Composite Index”). This graph assumes the investment of $100 on December 31, 2001 in our common stock and each of the indices listed above, and assumes dividends are reinvested. We have not paid any dividends on our common stock and no dividends are included in the representation of our performance. The stock price performance shown in the below graph is not necessarily indicative of future price performance. Measurement points are the last trading day of the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006.

The graph and table below are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing of ours under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG BIOSPHERE MEDICAL, INC., THE NASDAQ COMPOSITE INDEX (U.S.)
AND THE NASDAQ MEDICAL EQUIPMENT INDEX

	12/02	12/03	12/04	12/05	12/06
BioSphere Medical, Inc.	58.47	35.05	34.52	71.87	59.27
Nasdaq Composite Index (U.S.)	69.66	99.71	113.79	114.47	124.20
Nasdaq Medical Equipment Index	84.83	123.84	150.14	162.67	173.54

*                    $100 invested on December 31, 2001 in our common stock or in either the Nasdaq Composite Index (U.S.) or Nasdaq Medical Equipment Index, including reinvestment of dividends.

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

Year Ended December 31,	2006	2005	2004	2003	2002
(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product sales	$22,787	$18,484	$14,058	$12,803	$12,152
License revenues	104	—	100	—	—
Total revenues	22,891	18,484	14,158	12,803	12,152
Costs and expenses:
Costs of product sales	6,958	6,303	6,646	5,558	3,261
Research and development	2,290	2,359	2,113	2,344	3,714
Sales	7,583	5,807	5,271	5,881	4,985
Marketing	3,666	2,458	2,279	3,681	3,074
General, administrative and patent	5,561	4,219	4,154	3,359	4,263
Litigation costs	—	—	874	—	—
Total costs and expenses	26,058	21,146	21,337	20,823	19,297
Loss from operations	(3,167)	(2,662)	(7,179)	(8,020)	(7,145)
Other income (expense):
Interest income	938	225	92	135	398
Interest expense	(15)	(15)	(16)	(27)	(29)
Other	(80)	(442)	379	583	214
Loss before income taxes	(2,324)	(2,894)	(6,724)	(7,329)	(6,562)
Income tax benefit (provision)	—	93	(117)	(23)	181
Net loss	(2,324)	(2,801)	(6,841)	(7,352)	(6,381)
Preferred stock dividends	(525)	(495)	(68)	—	—
Net loss applicable to common stockholders	$(2,849)	$(3,296)	$(6,909)	$(7,352)	$(6,381)
Basic and diluted net loss per share applicable to common stockholders	$(0.17)	$(0.22)	$(0.49)	$(0.55)	$(0.49)
Basic and diluted weighted average number of common shares outstanding	17,027	14,653	14,152	13,462	12,988

As of December 31,	2006	2005	2004	2003	2002
(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$22,119	$8,774	$10,222	$7,575	$14,738
Working capital	24,719	10,832	12,391	10,704	17,008
Total assets	32,079	17,495	19,391	17,002	23,928
Long-term debt and deferred licensing revenue	190	101	192	171	270
Stockholders’ equity	26,965	13,088	14,835	13,525	20,259

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

Overview

We develop, manufacture and market products for medical procedures using embolotherapy techniques. Embolotherapy is the therapeutic introduction of various biocompatible substances into a patient’s circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging or to devitalize the structure or organ by occluding its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical particles, or microspheres, with unique properties for a variety of applications. In a typical embolotherapy procedure using our products, an interventional radiologist injects our microspheres through a catheter into the blood vessels that feed these target areas. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, designed to result in therapeutic benefit.

We currently market and sell four microsphere products: our Embosphere® Microspheres, which are marketed for uterine fibroids, hypervascularized tumors and other arteriovenous malformations in the United States, the European Union and several other foreign markets; our EmboGold® Microspheres, which are marketed for hypervascularized tumors and other arteriovenous malformations in the United States, the European Union and several other foreign markets; our QuadraSphere™ Microspheres, which are marketed for the treatment of hypervascularized tumors and other arteriovenous malformations in the United States; and HepaSphere™ Microspheres, which are marketed in the European Union for primary and metastatic liver cancer and are also sold in limited quantities in Japan to Dr. Shinichi Hori for clinical evaluation and use in treating liver cancer pursuant to Japanese private import regulations. Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres. For the fiscal years ended December 31, 2006, and December 31, 2005, we generated revenues primarily from product sales of our Embosphere Microspheres in North America and the European Union. We also generated revenues from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath® Infusion Catheter, EmboCath® Plus Infusion Microcatheter, Segway® Guidewire and our Sequitor™ Guidewire, as well as our barium delivery kits and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenues in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of symptomatic uterine fibroids, which are noncancerous (benign) tumors growing within or on the wall of the uterus, using a procedure called uterine fibroid embolization, or UFE.

Our principal focus is on growing our embolotherapy business worldwide through increases in UFE and hypervascularized tumor embolization procedures. Our marketing strategy is to promote the UFE procedure for patients suffering with uterine fibroids through our ask4UFE.com® awareness and education program and also to specifically promote our Embosphere Microspheres as the product of choice for the UFE procedure. Our success will depend upon the continued acceptance by the medical community, patients and third-party payers of the UFE procedure, our Embosphere Microsphere product and our other products, as safe, medically therapeutic and cost effective.

We have experienced operating losses in each fiscal period since our inception. As of December 31, 2006, we had approximately $22.12 million in cash, cash equivalents and marketable securities, and an accumulated deficit of approximately $81.65 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to continue to incur operating losses in 2007 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

On February 22, 2006, we sold 2,075,000 shares of our common stock at a price of $7.00 to several investors in a private placement. We received net proceeds of approximately $13.50 million.

In March 2006, we instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. HepaSphere Microspheres, which are used in the treatment of primary and metastatic liver cancer, are contained in a prefilled vial that was in turn initially packaged inside a paper pouch. We determined that a defect in the paper pouch could compromise the sterility of the outside of the vial. If the sterility of the outside of the vial was not maintained, there was the risk that a physician’s hands could become contaminated when handling the vial. We are not aware of any adverse events resulting from the defects in the paper packaging. We recognized an inventory charge of approximately $30,000 related to the recall of HepaSphere Microspheres during 2006. Sales of HepaSphere Microspheres outside of the United States resumed in the paper pouch packaging with a shortened shelf life during the second quarter, and we launched the new plastic packaging configuration for HepaSphere Microspheres in the third quarter of 2006.

Research and Development

The following table identifies each of the programs for which we have incurred research and development expenses in the years ended December 31, 2006, and 2005 and the current development phase of each.

Product / Product Candidate	Development Status
Embosphere® Microspheres

Marketed for uterine fibroids, hypervascularized tumors and other arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Columbia, Costa Rica, Ecuador, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia; clinical evaluation in China

EmboGold® Microspheres

Marketed for hypervascularized tumors and arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Columbia, Costa Rica, Ecuador, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia

HepaSphere™ Microspheres(1)	Marketed in the European Union for primary and metastatic liver cancer
QuadraSphere™ Microspheres(2)	Received market clearance from the FDA for embolization of hypervascularized tumors and peripheral arteriovenous malformations
EmboCath® Infusion Catheter

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
EmboCath® Plus Infusion Microcatheter

Received market clearance from the FDA, and Health Canada, and received a CE Mark in the European Union for infusion of various diagnostic, embolic and therapeutic agents and super-selective angiography within peripheral vasculature

Sequitor™ Steerable Guidewire	Marketed in the United States, Canada, and in the European Union for various diagnostic and interventional procedures within peripheral vasculature
MR Microspheres (magnetic resonance visible)	Preclinical research—animal studies
Resorbable Microspheres	Preclinical research—feasibility stage

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

(2)          In November 2006, we received marketing clearance in the United States from the FDA for our QuadraSphere Microsphere product candidate for the treatment of hypervascularized tumors and peripheral arteriovenous malformations. Although our QuadraSphere Microspheres are identical in all technical respects to our HepaSphere Microspheres, our QuadraSphere Microspheres are not specifically indicated for use in hepato-cellular carcinoma and hepatic metastasis. FDA regulations require that we conduct formal clinical trials prior to seeking to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepato-cellular cancer or hepatic metastasis, while European Union regulations do not mandatorily require it for this class of medical devices. Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of hepato-cellular carcinoma and hepatic metastasis in the United States, we will be required to undertake clinical trials.

Research and development expenses relate primarily to:

•       research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, such as our MR Microspheres;

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, stock-based compensation, accounts receivable and inventories. Actual results could differ materially from these estimates. Our significant accounting policies are summarized in Note 2 of the notes to our consolidated financial statements. The significant accounting policies which we believe are the most critical to gaining a full understanding of and evaluating our reported financial results include the following:

Revenue Recognition

We apply the revenue recognition guidelines summarized in Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” We recognize revenue when products are shipped and the customer or distributor, takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists (a valid purchase order from an approved customer), the sales price is fixed or determinable, payment is not contingent on resale and we do not have any continuing obligations to ensure resale. Revenue from licensing agreements is recognized ratably over the expected service period. We establish reserves for potential sales returns and evaluate the adequacy of those reserves based upon realized experience and expectations. Any significant change in product satisfaction and any resulting credit returns could have a material adverse impact on our revenues and operating results for the period or periods in which such returns materialize.

Stock Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards, No. 123R, “Share-Based Payment”, or SFAS 123R, beginning January 1, 2006, using the modified prospective transition method. This statement requires us to measure the cost of employee services in exchange for an award of equity based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, we recognize compensation expense for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. We recognize compensation expense on fixed awards with pro rata vesting on a straight-line basis over the awards’ vesting period.

Prior to January 1, 2006, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.

As a result of adopting the new standard, stock-based compensation charges during the fiscal year ended December 31, 2006 increased by approximately $1.28 million. Net loss applicable to common stockholders for the year ended December 31, 2006, increased by $0.07 per basic and diluted share.

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

Accounts Receivable

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical payment experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Substantially all of our receivables are due from hospitals, distributors, health care clinics, and managed care systems located throughout the United States, Canada, Europe, Asia and South America. A significant portion of products sold, both foreign and domestic, is ultimately funded through government reimbursement programs. As a consequence, changes in these programs can have an adverse impact on our operating results and cash flows.

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

Results of Operations

Years Ended December 31, 2006 and 2005

Revenue and Margin Overview

	For the Years Ended December 31,		Increase/	Increase/
(in thousands)	2006	2005	(Decrease) ($)	(Decrease) (%)
Total revenues	$22,891	$18,484	$4,407	24%
Costs of product sales	6,958	6,303	655	10%
Gross margin	$15,933	$12,181	$3,752	31%
Gross margin %	70%	66%	4%

Revenues.   Total revenues increased for the year ended December 31, 2006 as compared to the year December 31, 2005 primarily due to the following:

•       an increase in revenues from Embosphere and EmboGold microsphere sales in the United States of approximately $3.68 million, or 30%, on increased demand for use in the treatment of uterine fibroids and liver tumors. This volume growth is partially due to the addition of five new sales territories in 2006 and, we believe, to increased awareness of the UFE procedure resulting from additional local advertising and marketing;

•       an increase in revenues from Embosphere and EmboGold microsphere sales outside of the United States of approximately $330,000, or 10%, on increased product volumes. Revenues in 2006 included sales of approximately $60,000 to our distributor located in the People’s Republic of China, for use in clinical evaluations, which were the first sales of Embospheres Microspheres to this distributor in China. We are still awaiting regulatory approval of Embospheres in the People’s Republic of China;

•       An increase in revenues from the sale of our new HepaSphere Microsphere product outside of the United States, which was first introduced in December 2005, and from the initial sales of our new QuadraSphere Microspheres product, which was approved in the United States for the treatment of hypervascularized tumors and peripheral arterial venous malformations in November 2006, which on a combined basis totaled $182,000 in 2006;

•       revenue from a licensing agreement signed in October 2006 related to non-core intellectual property, which totaled $104,000 in 2006; and

•       changes in foreign exchange rates during 2006 as compared to 2005 increased revenues approximately $51,000 as sales from our French subsidiary increased due to the weakening of the U.S. dollar versus the Euro, which averaged 1.25 dollars to the Euro during 2006 as compared to 1.24 dollars to the Euro during 2005.

Revenues from our delivery system and other products, which include barium delivery kits and other ancillary products, were consistent with 2005.

Cost of Product Sales.   Cost of product sales for the year ended December 31, 2006 increased from the year ended December 31, 2005 primarily due to higher Embosphere Microsphere sales volume and, to a lesser extent, the recognition of equity compensation costs of approximately $185,000 resulting from the adoption of SFAS 123R in January 2006 and costs associated with an increase in write downs for excess inventory of $180,000. During our routine quarterly review of our inventory we determined that approximately $71,000 and $66,000 of inventory related to our ancillary business in France and to our older generation delivery systems, respectively, would not be realized due to our decision to phase these products out in 2007.

The gross margin improvement of 4% as a percentage of revenues for 2006 as compared to 2005 was primarily attributable to the increase in sales in 2006 of Embosphere Microspheres in the United States, which provide our highest profit margins. Offsetting these improvements were equity compensation costs and the increase in inventory write downs.

We expect that future gross margin will be highly correlated with the following factors:

•       revenue growth;

•       mix of products sold;

•       production levels;

•       foreign exchange rate movements;

•       terms and conditions of subcontracted manufacturer and supplier agreements; and

•       future inventory reserve requirements.

Expense Overview

	For the Years Ended December 31,		Increase/	Increase/
(in thousands)	2006	2005	(Decrease) ($)	(Decrease) (%)
Research and development	$2,290	$2,359	$(69)	(3)%
Sales	7,583	5,807	1,776	31%
Marketing	3,666	2,458	1,208	49%
General, administrative and patent	5,561	4,219	1,342	32%
Total operating expenses	$19,100	$14,843	$4,257

Research and Development Expense.   Total research and development expense in 2006 was essentially unchanged when compared to 2005 as a decrease in overhead expenses and a reduction in spending on product development projects related to our new delivery systems, which were released in 2006, was offset by an increase in clinical studies and equity compensation. Research and development expense included $72,000 of equity compensation costs in 2006 due to the adoption of SFAS 123R beginning in January 2006. We expect research and development expenses will increase as we increase our focus on the development of embolotherapy products for clinical oncology.

Sales Expense.   Sales expense for 2006 increased over 2005 primarily due to increased recruiting, payroll and related expenses incurred with the expansion of the sales force in the United States. We ended 2006 with 18 sales professionals in the United States, led by three regional sales managers. This represents a 50% increase in the sales organization compared to 2005. In addition, sales expense included $325,000 of equity compensation costs in 2006 due to the adoption of SFAS 123R beginning in January 2006.

Marketing Expense.   Marketing expense for 2006 increased from 2005 primarily due to increased local promotional activities, in an effort to build physician and patient demand for UFE in the United States and to the addition of resources to manage this increase in marketing programs.

General, Administrative and Patent Expense.   General, administrative and patent expenses for 2006 increased from 2005 primarily due to an increase in compensation and consulting costs. Included in general, administrative and patent expense in 2006 is $680,000 of equity compensation costs due to the adoption of SFAS 123R beginning in January 2006. In addition, we incurred approximately $155,000 in consulting costs to help us position the company for continued growth and approximately $45,000 in costs related to regulatory compliance.

Interest Income, Net.   For the year ended December 31, 2006, interest income, net of interest expense, increased to $923,000 as compared to $210,000 in 2005. The increase in 2006 as compared to 2005 was due primarily to higher average daily-invested cash balances and to a lesser extent to higher interest rates on available investment grade assets.

Foreign Exchange Losses, Net.   Foreign exchange gains and losses primarily result from Euro to U.S. dollar foreign currency fluctuations on Euro denominated intercompany trade accounts. The foreign exchange losses during the year ended December 31, 2006 totaled approximately $102,000 compared to the foreign exchange losses of approximately $444,000 in the comparable period of 2005. The decrease in the loss was primarily the result of lower Euro denominated intercompany trade receivable and payable balances and to the fluctuation of the U.S. dollar as compared to the Euro.

Years Ended December 31, 2005 and 2004

Revenue and Margin Overview

	For the Years Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
(in thousands)	2005	2004	($)	(%)
Total revenues	$18,484	$14,158	$4,326	31%
Costs of product sales	6,303	6,646	(343)	-5%
Gross margin	$12,181	$7,512	$4,669	62%
Gross margin %	66%	53%	13%

Revenues.   Revenues increased 31% in 2005 as compared to 2004 primarily due to the following:

•       an increase in revenues from microspheres and delivery systems in the United States of approximately $3.68 million, or 41%, as Embosphere Microsphere sales volume levels continued to increase as we execute our strategies to grow the UFE business in the United States;

•       an increase in revenues from microspheres and delivery systems outside the United States of $635,000, or 22%, driven by an increase in Embosphere Microsphere sales volumes in France, Germany and the United Kingdom. In April 2005, we began a year-long patient awareness program in France targeted at potential UFE patients through medical gynecologists’ offices, which we believe has contributed to the increase in sales volumes; and

•       an increase in revenues from other products, which include barium delivery kits and other ancillary products, of approximately $100,000, or 4%, as a result of the timing of several hardware sales in the first quarter of 2005.

Offsetting these increases was a decrease in licensing revenue of $100,000 as a result of the conclusion of a five-month agreement for the development of Embosphere Microspheres for the use in the prevention of gastroesphageal reflex disease, or GERD, which began in 2004 and did not renew in 2005.

Cost of Product Sales.   Cost of product sales for the year ended December 31, 2005 decreased from the year ended December 31, 2004 primarily due to the $1.13 million write-off for work-in-process inventory disposals in 2004 due to manufacturing process improvements, and product replacements resulting from shelf life limitations that we recorded during 2004 and did not occur in 2005.

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

Expense Overview

	For the Years Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
(in thousands)	2005	2004	($)	(%)
Research and development	$2,359	$2,113	$246	12%
Sales	5,807	5,271	536	10%
Marketing	2,458	2,279	179	8%
General, administrative and patent	4,219	4,154	65	2%
Litigation costs	—	874	(874)	—
Total operating expenses	$14,843	$14,691	$152

Research and Development Expense.   Total  research and development expense in 2005 increased 12% as we increased spending by approximately $325,000 in support of our latest product, HepaSphere Microspheres, that we introduced commercially in the European Union in 2005, and our product candidates, MR Microspheres and our next-generation delivery systems, which increased spending by approximately $60,000 to differentiate Embosphere Microspheres from competitive products. Offsetting these increases in 2005 were lower overhead costs achieved by the consolidation of space in our facility in Rockland, Massachusetts at the end of the first quarter of 2005.

Sales Expense.   Sales expense for 2005 increased 10%. The primary reason for the increase was the higher sales levels and improved performance resulting in higher incentive compensation for our sales personnel.

Marketing Expense.   Marketing expense for 2005 increased 8% from 2004. The increase was primarily due to increased spending on marketing programs, including local advertising to support the growth in embolic sales in the United States.

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

Foreign Exchange Losses, Net.   The foreign exchange losses during the year ended December 31, 2005 totaled approximately $444,000 compared to the foreign exchange gains realized of approximately $389,000 in the comparable period of 2004. These changes were primarily the result of fluctuation of the U.S. dollar as compared to the Euro and a decrease in Euro denominated receivables.

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

Liquidity and Capital Resources

As of December 31, 2006, we had $22.12 million of cash, cash equivalents and marketable securities, an increase of $13.35 million from $8.77 million at December 31, 2005. This increase was primarily the result of the net proceeds from our private placement of common stock in February 2006 and by proceeds from stock option exercises by former employees offset by our 2006 operating losses and changes in working capital. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenues, bank financing, and equipment financing leases and, to a lesser extent, the exercise of stock options.

The net cash used in operating activities was $704,000 and includes a net loss of $2.32 million and $473,000 in working capital changes. Accounts receivable increased $437,000 on higher sales offset by a three-day improvement in days sales outstanding, which decreased to 58 days from 61 days at December 31, 2005.

During 2006, we spent $464,000 to purchase manufacturing equipment to produce our new delivery system and QuadraSphere Microsphere products and to purchase other equipment to support our sales and marketing expansion and to support our existing infrastructure.

Net cash provided by financing activities was $14.32 million during 2006, which included $13.50 million of net proceeds from our private placement of 2,075,000 shares of common stock in February 2006 and $952,000 from employee equity incentive plans, including the exercise of stock options and from purchases under our Employee Stock Purchase Plan, offset by scheduled principal payments, such as those on existing lease arrangements.

Borrowing Arrangements

At December 31, 2006, we had a credit facility with a bank under which we may borrow up to $3.00 million. We may use amounts borrowed under the agreement for general working capital and corporate purposes, subject to limitations defined in the agreement. This agreement expires in June 2007.

There were no borrowings outstanding under this agreement as of December 31, 2006. Each available 30-, 60-, 90- or 180-day advance will bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30-, 60-, 90- or 180-day LIBOR rate (5.33% as of December 31, 2006) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BioSphere Medical SA, a wholly owned subsidiary, as collateral.

Other Contractual Obligations

As of December 31, 2006, we are party to two operating leases for our facilities in Rockland, Massachusetts and Roissy, France. The Roissy, France operating lease expires in May 2010. On February 24, 2006, we amended the lease for the office and laboratory facility that we currently occupy in Rockland, Massachusetts. Pursuant to that amendment, the leased premises has been increased to a total area of approximately 13,000 square feet at a monthly cost of $19,500 per month, and the term of the lease is extended from March 31, 2007 to February 28, 2009. In addition to the capital lease agreement we entered into in September 2005, we are party to several other non-cancelable capital lease agreements with various equipment-financing companies, related to the acquisition of certain manufacturing and computer equipment during 2002 and 2004. The equipment leases have initial terms of 36 to 60 months with interest rates of 4.6% to 8.7%. Equipment leased under these arrangements serves as pledged capital with respect to each capital lease agreement.

Future cash payments, including interest, under contractual obligations in effect as of December 31, 2006, are as follows:

							Total
	Years						Contractual
(in thousands)	2007	2008	2009	2010	2011	Thereafter	Obligations
Operating leases	$696	$649	$402	$151	$—	$—	$1,898
Capital leases	62	29	10	8	—	—	109
Other contractual obligations	73	90	20	20	20	35	258
Total	$831	$768	$432	$179	$20	$35	$2,265

We believe that the $22.12 million in cash, cash equivalents and marketable securities  that we have as of December 31, 2006, together with anticipated proceeds from sales of our microspheres, delivery systems and other products will be sufficient to fund our operating and capital requirements, as currently planned through at least 2007. In the longer term, we expect to fund our operations and sustain capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, our failure to achieve expected revenue amounts, costs associated with changes in our UFE marketing programs, anticipated research and development expenses, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review and the market’s acceptance of any approved products, including our Embosphere Microspheres for UFE and our HepaSphere Microspheres and QuadraSphere Microsphere products.

We may incur additional costs, including costs related to ongoing research and development activities, pre-clinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions, and costs relating to further market development and commercialization efforts. We may also need additional funds for such activities and for possible strategic acquisitions of synergistic businesses, products and/or technologies. These additional funds may be substantial and raised from time to time through additional public or private sales of equity, through borrowings, or through other financings. There are no assurances that we will be able to obtain any additional funding that may be required, or that any such funding will be on acceptable terms.

Related Party Transactions

We did not have any related party transactions during 2006.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or the FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, or Interpretation. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the Interpretation, but do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, or GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. We do not believe the adoption of SFAS 157 will have a material impact on our results of operations, financial position or cash flows.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of December 31, 2006, we did not participate in any derivative financial instruments or other financial and commodity instruments. However, in the future, we may consider certain financing instruments, including foreign currency forward contracts, or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate risk. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro, and as of December 31, 2006, approximately Euro 1.45 million, or $1.91 million, remained outstanding within the inter-company trade accounts. We have not engaged in formal currency hedging activities to date, but do have a limited natural hedge in that both our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government and non-government debt securities. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. A hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our short term investments as of December 31, 2006. As of December 31, 2006, approximately 71% of the $13.21 million classified, as available-for-sale marketable securities will mature within one year.

BioSphere Medical, Inc.
INDEX

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BioSphere Medical, Inc.:

We have audited the accompanying consolidated balance sheets of BioSphere Medical, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioSphere Medical, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” using the modified prospective transition method.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 20, 2007

BIOSPHERE MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except share data)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$8,913	$8,774
Marketable securities	13,206	—
Account receivable, net of allowance for doubtful accounts of $218 and $233 as of December 31, 2006 and 2005, respectively	4,082	3,521
Inventories	2,830	2,435
Prepaid and other current assets	612	407
Total current assets	29,643	15,137
Property and equipment, net	929	858
Goodwill	1,443	1,443
Other assets	64	57
Total Assets	$32,079	$17,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,366	$1,146
Accrued compensation	1,935	1,830
Other accrued liabilities	1,483	1,203
Current portion of capital lease obligations and long-term debt	57	127
Current portion of deferred licensing revenue	83	—
Total current liabilities	4,924	4,306
Long-term debt and capital lease obligations	44	101
Long-term portion of deferred licensing revenue	146	—
Total Liabilities	5,114	4,407
Commitments and contingencies (Note 9 and 16)
Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized:
6% series A convertible preferred stock, 12,000 authorized shares, 8,950 and 8,434 shares issued and outstanding, as of December 31, 2006 and 2005, respectively (aggregate liquidation preference including accrued dividends of $9,083 at December 31, 2006)	7,970	7,449
Common stock; $.01 par value; 50,000,000 shares authorized; 17,957,964 and 15,006,005 shares issued and outstanding as of December 31, 2006 and 2005, respectively	180	150
Additional paid-in capital	100,275	84,471
Deferred compensation	—	(41)
Accumulated deficit	(81,648)	(78,799)
Accumulated other comprehensive income (loss)	188	(142)
Total stockholders’ equity	26,965	13,088
Total Liabilities and Stockholders’ Equity	$32,079	$17,495

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in thousands except per share data)	2006	2005	2004
Revenues:
Product sales	$22,787	$18,484	$14,058
Licensing revenues	104	—	100
Total revenues	22,891	18,484	14,158
Costs and expenses:
Costs of product sales	6,958	6,303	6,646
Research and development	2,290	2,359	2,113
Sales	7,583	5,807	5,271
Marketing	3,666	2,458	2,279
General, administrative and patent	5,561	4,219	4,154
Litigation costs	—	—	874
Total costs and expenses	26,058	21,146	21,337
Loss from operations	(3,167)	(2,662)	(7,179)
Interest income	938	225	92
Interest expense	(15)	(15)	(16)
Foreign exchange (loss) gains, net	(102)	(444)	389
Other income (expense), net	22	2	(10)
Loss before income tax benefit (provision)	(2,324)	(2,894)	(6,724)
Income tax benefit (provision)	—	93	(117)
Net loss	(2,324)	(2,801)	(6,841)
Preferred stock dividends	(525)	(495)	(68)
Net loss applicable to common stockholders	$(2,849)	$(3,296)	$(6,909)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.17)	$(0.22)	$(0.49)
Weighted average number of common shares outstanding
Basic and diluted	17,027	14,653	14,152

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Preferred	Common Stock		Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands)	Stock	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity
Balance at December 31, 2003	$—	13,841	$138	$81,952	$—	$(68,594)	$28	$13,524
Comprehensive loss:
Net loss	—	—	—	—	—	(6,841)	—	(6,841)
Unrealized loss on marketable securities	—	—	—	—	—	—	(6)	(6)
Translation adjustment	—	—	—	—	—	—	(210)	(210)
Total Comprehensive loss								(7,057)
Issuance of convertible preferred stock and warrants	6,945	—	—	846	—	—	—	7,791
Dividends on convertible preferred stock	—	—	—	—	—	(68)	—	(68)
Issuance of common stock under employee benefit and incentive plans	—	453	5	640	—	—	—	645
Balance at December 31, 2004	6,945	14,294	143	83,438	—	(75,503)	(188)	14,835
Comprehensive loss:
Net loss	—	—	—	—	—	(2,801)	—	(2,801)
Unrealized gain on marketable securities	—	—	—	—	—	—	7	7
Translation adjustment	—	—	—	—	—	—	39	39
Total Comprehensive loss								(2,755)
Issuance costs of convertible preferred stock and warrants	(59)	—	—	—	—	—	—	(59)
Dividends on convertible preferred stock	563	—	—	—	—	(495)	—	68
Issuance of common stock under employee benefit and incentive plans	—	697	7	974	—	—	—	981
Issuance of restricted stock	—	15	—	59	(59)	—	—	—
Amortization of stock based compensation	—	—	—	—	18	—	—	18
Balance at December 31, 2005	7,449	15,006	150	84,471	(41)	(78,799)	(142)	13,088
Comprehensive loss:
Net loss	—	—	—			(2,324)		(2,324)
Unrealized loss on marketable securities	—	—	—				(4)	(4)
Translation adjustment	—	—	—				334	334
Total Comprehensive loss								(1,994)
Dividends on convertible preferred stock	525	—	—			(525)		—
Dividends paid in cash in lieu of partial shares	(4)	—	—					(4)
Issuance of common stock		2,075	21	13,477				13,498
Issuance of common stock under employee benefit and incentive plans	—	462	5	943				948
Issuance of restricted stock	—	415	4					4
Reclassification of deferred compensation upon adoption of SFAS 123R				(41)	41			—
Non-cash stock-based compensation				1,425				1,425
Balance at December 31, 2006	$7,970	17,958	$180	$100,275	$—	$(81,648)	$188	$26,965

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2006	2005	2004
Cash flows from operating activities:
Net loss	$(2,324)	$(2,801)	$(6,841)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery of) Provision for doubtful accounts	(8)	66	80
Write down for inventory obsolescence	231	54	1,384
Depreciation	445	509	625
Realized loss on available-for-sale investments	—	5	4
Stock-based compensation	1,425	18	—
Changes in operating assets and liabilities:
Accounts receivable	(437)	(725)	(510)
Inventories	(449)	593	(938)
Prepaid and other current assets	(169)	(213)	129
Accounts payable	144	149	212
Accrued compensation	39	(3)	799
Other accrued expenses	399	89	(182)
Net cash used in operating activities	(704)	(2,259)	(5,238)
Cash flows from investing activities:
Purchase of property and equipment	(464)	(325)	(200)
Purchase of marketable securities	(16,575)	—	(255)
Proceeds from the sale and maturity of marketable securities	3,364	764	5,016
Net cash (used in) provided by investing activities	(13,675)	439	4,561
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and warrants, net	—	(59)	7,791
Proceeds from issuance of common stock, net	13,498	—	—
Proceeds from issuance of common stock under employee benefit and incentive plans	952	981	645
Proceeds from capital lease obligations	—	43	210
Payment of cash dividends in lieu of partial shares	(4)	—	—
Principal payments under long-term debt and capital lease obligations	(124)	(163)	(185)
Net cash provided by financing activities	14,322	802	8,461
Effect of exchange rate changes on cash and cash equivalents	196	332	(367)
Net increase (decrease) in cash and cash equivalents	139	(686)	7,417
Cash and cash equivalents at beginning of year	8,774	9,460	2,043
Cash and cash equivalents at end of year	$8,913	$8,774	$9,460

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

The Company believes that its existing working capital as of December 31, 2006, together with anticipated proceeds from sales of microspheres, delivery systems and other products will be sufficient to fund operating and capital requirements, as currently planned through at least 2007. In the longer term, the Company expects to fund its operations and sustain capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, cash requirements may vary materially from those now planned due to a number of factors, including the Company’s failure to achieve expected revenue amounts, costs associated with changes in its uterine fibroid embolization (“UFE”) marketing programs, unanticipated research and development expenses, the scope and results of pre-clinical and clinical testing, changes in the focus and direction of research and development programs, competitive and technological advances, the timing and results of regulatory review at the United States Food and Drug Administration (“FDA”) or comparable regulatory agencies in other countries and the market’s acceptance of any approved products, including Embosphere Microspheres for UFE, HepaSphere Microspheres and QuadraSphere Microspheres.

2.                 Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries BMSA, BioSphere Medical Japan, Inc. and BSMD Ventures, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currencies

The functional currency of each of the Company’s foreign subsidiaries is their local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of each balance sheet date. Revenue and expense items are translated into U.S. dollars at average exchange rates prevailing during each reporting period. Resulting translation adjustments are recorded in the cumulative translation adjustment account in stockholders’ equity. Aggregate foreign exchange transaction gains and losses resulting from Euro to U.S. dollar foreign currency fluctuations on Euro-denominated intercompany trade accounts are included in the accompanying statement of operations.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. As of December 31, 2006 and 2005, approximately $8.39 million and $8.36 million respectively, of cash and cash equivalents held by financial institutions in the United States exceeded Federal Deposit Insurance Corporation insured amounts.

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no material concentrations of credit risk, nor is it a party to any financial instruments with material off-balance sheet risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and trade accounts receivable. The estimated fair value of the Company’s financial instruments approximates their carrying value. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. No single customer accounted for greater than 10% of the outstanding receivables on December 31, 2006 or 2005, and no single customer accounted for greater than 10% of revenues in 2006, 2005 or 2004.

The Company places its cash, cash equivalents and marketable securities with high credit quality financial institutions. In accordance with the Company’s investment policy, surplus cash is invested in investment grade corporate and U.S. government debt as well as certain asset-backed securities. At December 31, 2006, all marketable securities were classified as available-for-sale, since the Company had the intent to use such securities to satisfy current liabilities as needed. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on the credit worthiness of customers, age of receivables and on historical write-off experience and future expectations by location. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Goodwill and Other Assets

Goodwill represents the difference between the purchase price and the fair value of the tangible and identifiable intangible assets acquired net of liabilities assumed when accounted for in accordance with the purchase method of accounting. Between February 1999 and November 2001, the Company recorded goodwill upon the periodic step-acquisitions of BMSA.

The Company performs annual impairment reviews of its goodwill or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Goodwill was derived from the step acquisition of BMSA, the consolidated subsidiary that holds the license to the embolotherapy platform device that is the main focus of the Company’s business. In performing the review, the Company utilizes the two-step approach prescribed under the Financial Accounting Standards Board, or FASB, Statement No. 142, Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of comparing the implied fair value of the reporting unit’s goodwill to its carrying value. For purposes of performing the Goodwill impairment review, management considers itself to be one reporting unit. Based upon the Company’s review, the Company has not recorded any impairment charges.

Impairment of Long-Lived Assets

The Company periodically evaluates the potential impairment of its long-lived assets in accordance with Statement of Financial Accounting Standards, or SFAS, SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to determine whether events or changes in circumstances may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management’s assessment as of December 31, 2006, the Company has determined that no impairment of long-lived assets exists.

Revenue Recognition

The Company applies the revenue recognition guidelines summarized in Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” The Company recognizes revenue when products are shipped and the customer or distributor takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists (a valid purchase order from an approved customer), the sales price is fixed or determinable, payment is not contingent on resale and the Company does not have any continuing obligations to ensure resale. The Company establishes reserves for potential sales returns and evaluates the adequacy of those reserves based upon realized experience and expectations. Any significant change in product satisfaction and any resulting credit returns could have a material adverse impact on the Company’s revenues and operating results for the period or periods in which such returns materialize. Shipping and handling costs are included in costs of product sales.

In September 2006, the Company entered into an agreement to license certain patent technologies to a third party in exchange for an upfront lump-sum payment of $250,000 and an additional 4% royalty on future net sales of the licensed products. Under the agreement, the third party is required to pay a minimum royalty of $1.00 million over the first three years of the agreement. The Company will recognize both the lump-sum payment and the minimum royalties over the estimated useful life of the patent. The Company recognized approximately $104,000 as licensing revenue during the year ending December 31, 2006.

In June 2004, the Company entered into an exclusive five-month development agreement with a third party for the use of Embosphere Microspheres for gastroesophegal reflex disease. In exchange for this development agreement, the Company received a payment of $100,000. The Company recognized $100,000 as licensing revenue over the life of the contract, which concluded in November 2004.

Research and Development

Research and development costs include payroll, building costs, administrative expenses, and third party costs related to developing new products, making technological improvements to existing products and production methods are expensed in the period incurred. Preclinical testing of product candidates and clinical trials and product validation costs associated with recently released products are also included in research and development expenses.

Deferred Income Taxes

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

Comprehensive Income (Loss)

Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss, specifically, the effects of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, which are reflected separately in stockholders’ equity in accumulated other comprehensive income (loss). The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
(in thousands)	2006	2005
Foreign exchange currency translation	$192	$(142)
Unrealized losses on investments	(4)	—
Total accumulated other comprehensive income/(loss)	$188	$(142)

Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Shares used to compute dilutive net loss per share exclude the following common share equivalents as their inclusion would have an antidilutive effect.

	For the years ended December 31,
(in thousands)	2006	2005	2004
Shares issuable upon exercise of stock options	2,627	2,623	3,054
Shares issuable upon conversion of convertible securities	2,271	2,140	2,017
Shares issuable upon exercise of outstanding warrants	400	400	563
Unvested restricted stock awards	430	15	—
	5,728	5,178	5,634

Stock Options

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

As a result of adopting SFAS 123R, stock-based compensation charges during the year ended December 31, 2006 increased by approximately $1.28 million. Net loss applicable to common stockholders for the year ended December 31, 2006 increased as compared to the same periods in 2005 by $0.07 per basic and diluted share.

At December 31, 2006, there was $3.15 million and $579,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options and restricted stock awards, respectively, which the Company expects to recognize over weighted-average periods of 3.70 years and 3.24 years, respectively. However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123R did not require any cumulative adjustments to the Company’s financial statements.

The following table presents the stock-based compensation expense for the year ended December 31, 2006:

(in thousands)	For the Year Ended December 31, 2006
Cost of product sales	$195
Research and development	72
Sales	346
Marketing	18
General, administrative and patent	794
$1,425

The fair value of options granted during the year ended December 31, 2006, 2005 and 2004 are estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2006	2005	2004
Options granted (in thousands)	620	483	1,101
Weighted average exercise price	$7.01	$4.49	$2.89
Weighted average grant date fair value	$5.21	$3.19	$2.09
Assumptions:
Dividend yield	0%	0%	0%
Expected volatility	83%	84%	93%
Risk-free interest rate	4.85%	3.77%	3.63%
Expected term (years)	6.25	5.71	5.09

Historical Company information was the primary basis for the expected volatility and the expected term assumptions. Based on the analysis of the historical forfeitures, the Company utilized an estimated forfeiture rate of 13% for the year ended December 31, 2006. Prior to January 1, 2006, forfeitures were recorded on an actual basis.

The following table presents a  reconciliation of reported net loss and per share information to pro forma net loss and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation for all periods prior to January 1, 2006:

	For the Years Ended December 31,
(in thousands, except per share amounts)	2005	2004
Net loss applicable to common stockholders
As reported	$(3,296)	$(6,909)
Pro forma compensation expense	(872)	(894)
Pro forma net loss	$(4,168)	$(7,803)
Basic and diluted loss per share
As reported	$(0.22)	$(0.49)
Pro forma	$(0.28)	$(0.55)

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements to conform to the current year presentation. In connection with preparation of the accompanying consolidated financial statements, the Company concluded that it was appropriate to classify local advertising campaigns initiated by the sales force as marketing expenses. Previously, such advertising costs were classified as selling expenses. This revision in classification does not affect total operating costs and expenses.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, or Interpretation. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, or GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company does not believe the adoption of SFAS 157 will have a material impact on its results of operations, financial position or cash flows.

3.                 Goodwill

Goodwill, comprised entirely of the unamortized purchase price paid in excess of the net BMSA assets acquired, equaled $1.44 million as of December 31, 2006 and 2005.

4.                 Marketable Securities

All current fixed maturity securities are classified as “available-for-sale” and are reported at fair value. The Company has determined its investment securities are available to support current operations and, accordingly, has classified such marketable securities as current assets without regard for contractual maturities. The unrealized gains or losses on these securities are included in accumulated other comprehensive income as a separate component of stockholders’ equity unless the decline in value is deemed to be other-than-temporary, in which case securities are written down to fair value and the loss is charged to income. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors.

The Company’s available-for-sale marketable securities, including accrued interest receivable, as of December 31, 2006 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains/ (losses)	Estimated Fair Value
United States Treasury securities	$2,014	$(13)	$2,001
Corporate obligations	6,465	8	6,473
Bank obligations	4,599	1	4,600
Mortgage-backed obligations	132	—	132
Total marketable securities	$13,210	$(4)	$13,206

The Company’s cash and cash equivalents as of December 31, 2005 were comprised of cash and money market funds.

As of December 31, 2006, the contractual maturities of marketable securities are as follows:

(in thousands)	Estimated Fair Market Value
Due within one year:
United States Treasury securities	$2,001
Corporate obligations	2,655
Bank obligations	4,600
Mortgage-backed obligations	132
Due between one and five years:
Corporate obligations	3,818
Total	$13,206

No material realized gains or losses on the Company’s marketable securities were recognized during the years ended December 31, 2006, 2005 and 2004.

5.                 Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

	December 31,
(in thousands)	2006	2005
Finished goods	$1,793	$1,348
Work in progress	793	878
Raw material	244	209
Total inventory	$2,830	$2,435

6.                 Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2006	2005
Office equipment	$1,080	$976
Laboratory and manufacturing equipment	2,608	2,166
Leasehold improvements	211	189
Total property and equipment	3,899	3,331
Less: accumulated depreciation	(2,970)	(2,473)
Net property and equipment	$929	$858

Property and equipment under capital lease agreements, net of accumulated depreciation, which are included in the table above, at December 31, 2006 and 2005, were $87,000 and $210,000, respectively.

Depreciation expense, including amortization on capital leases, was $445,000, $509,000 and $625,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

7.                 Accrued Compensation

Accrued compensation consists of the following:

	December 31,
(in thousands)	2006	2005
Accrued payroll, vacation and incentive compensation	$1,840	$1,559
Accrued severance	—	14
Accrued relocation	95	257
	$1,935	$1,830

At December 31, 2006 and December 31, 2005, there was $95,000 and $257,000, respectively, remaining of costs accrued to relocate two new executives, who were hired during 2004.

8.                 Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2006	2005
Accrued royalties	$1,016	$702
Accrued other	467	501
	$1,483	$1,203

9.                 Debt and Lease Obligations

Debt consists of the following:

	December 31,
(in thousands)	2006	2005
Capital lease obligations	$101	$228
Less: current portion	(57)	(127)
Total long-term debt and capital lease obligations	$44	$101

The Company currently has a credit facility with a bank under which it may borrow up to $3.00 million for general working capital and corporate purposes. The credit facility expires in June 2007. There were no borrowings outstanding under this agreement as of December 31, 2006 or 2005. Each available 30-, 60-, 90- or 180- day advance will bear interest at a per annum rate, at the Company’s option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30-, 60-, 90- or 180-day LIBOR rate (5.33% as of December 31, 2006) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, the Company entered into a security agreement pursuant to which the Company has pledged to the bank all of the Company’s U.S. assets, excluding our equity ownership of our subsidiaries including BMSA, as collateral. Letters of credit issued in the ordinary course of business totaled $448,000 as of December 31, 2006, and were collateralized by the Company’s credit facility noted above.

The Company leases approximately 13,000 square feet of office and laboratory space at its Rockland, Massachusetts facility under an operating lease expiring in February 2009 for approximately $234,000 per year, exclusive of periodic operating and maintenance expenses. BMSA leases approximately 18,000 square feet of manufacturing and office space in Roissy, France through May 2010 for approximately €230,000 per year (approximately $300,000 as of December 31, 2006). The Company also has several operating leases covering certain pieces of manufacturing and office equipment through 2010.

During 2005 and 2004, the Company entered into several capital lease agreements in connection with the acquisition of certain manufacturing, computer and communication equipment. The leases have initial terms of 36 to 60 months with interest rates of 4.6% to 8.7%. All equipment leased under these agreements serves as pledged capital.

Future minimum lease payments under non-cancelable operating leases and capital leases in effect as of December 31, 2006, are as follows:

(in thousands)	Operating Leases	Capital Leases
2007	$696	$62
2008	649	29
2009	402	10
2010	151	8
Thereafter	—	—
Total lease commitments	$1,898	109
Less amount representing interest		(8)
Present value of net minimum capital lease payments		$101

Total facility rental expense for the years ended December 31, 2006, 2005 and 2004 was approximately $540,000, $431,000 and $509,000, respectively.

10.          Income Taxes

As of December 31, 2006, the Company had federal net operating loss (“NOL”) carry forwards of approximately $71.71 million, which will expire through the year 2026, state NOL carry forwards of approximately $37.04 million, which will expire through the year 2011, and foreign NOL carry forwards of approximately $4.01 million, which do not expire. The difference between the federal and state NOL carry forwards and the deferred tax asset related to NOL carry forwards is attributable to the tax deduction for stock option exercises during the year ended December 31, 2006, which totaled $2.21 million. As of December 31, 2006, the Company has $187,000 of research and development credit carry forwards to offset future income taxes, which will expire through the year 2018. The components of the Company’s net deferred tax asset at December 31, 2006 and 2005 are as follows:

	December31,
(in thousands)	2006	2005
Assets derived from the following:
NOL carry forwards	$26,981	$26,890
Tax credit carry forwards	186	187
Other	374	171
Subtotal	27,541	27,248
Valuation allowance	(27,541)	(27,248)
Net deferred tax asset	$—	$—

As discussed in Note 2, the Company adopted SFAS 123R effective January 1, 2006 for stock-based compensation plans. Generally, tax return deductions are allowable on such arrangements but may arise in different amounts and periods from compensation costs recognized on financial statements. Pursuant to SFAS 123R, if the tax return deduction for an award exceeds the cumulative compensation cost recognized on the financial statements, any excess tax benefit shall be recognized as additional paid-in-capital when the deduction reduces taxes payable. Prior to adoption, the Company recognized deferred tax assets, along with an offsetting valuation allowance, for net operating loss carry forwards that included deductions for excess tax benefits from stock-based compensation. The net tax amount of unrealized excess tax benefits as of December 31, 2006, included and disclosed as a deferred tax asset, is approximately $7.64 million.

The Company has established a full valuation allowance against its deferred tax assets as of December 31, 2006 as it considers the realizable value of any tax benefit against future taxable income to be uncertain. The change in the valuation allowance from December 31, 2005 to December 31, 2006 is a result of the increase in NOL carry forwards from the inclusion of the current period loss offset by a decrease in state NOL carry forwards due to carry forward limitations.

The 2005 income tax benefit of $93,000 primarily represents the realization of income tax benefits, as a portion of the 2001 taxes paid in France were recovered.

For the years ended December 31, 2006, 2005, and 2004, the increase in the valuation allowance relating to losses not resulting in a current period tax benefit is the primary difference between the income tax provision (benefit) recorded by the Company and the amount of the income tax benefit would be at statutory income tax rates.

The components of the Company’s pre-tax income (loss) by tax jurisdiction, net of any intercompany transactions, are as follows:

	For the years ended December 31,
(in thousands)	2006	2005	2004
United States	$(2,815)	$(3,100)	$(4,996)
France	491	206	(1,728)
Pretax loss	$(2,324)	$(2,894)	$(6,724)

11.          Segment Information

The Company develops microspheres and other ancillary embolotherapy products for use in the treatment of uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment pursuant to SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. Financial information by geographic area, attributed to countries according to the location of customers and equipment, is as follows:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Revenues:
United States	$16,458	$12,663	$9,080
France	3,516	3,382	2,883
Other European Union countries	1,855	1,658	1,408
Other foreign countries	1,062	781	787
Total revenues	$22,891	$18,484	$14,158
Long- lived assets:
United States	$385	$297	$425
France	544	561	709
Total long- lived assets	$929	$858	$1,134

12.          Stockholders’ Equity

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

6% Series A Convertible Preferred Stock

In November 2004, the Company completed a private placement of $8.00 million of its series A convertible preferred stock (“series A preferred stock”) and warrants to purchase common stock with Sepracor Inc. and affiliates of Cerberus Capital Management, L.P., two existing investors. These investors purchased a total of 8,000 shares of series A preferred stock, which are initially convertible into 2,000,000 shares of common stock based upon a conversion price of $4.00 per share. In addition, The Company has the right to convert the series A preferred stock into common stock, or redeem it, under specified circumstances. The series A preferred stock has a 6% dividend, which is payable quarterly in either cash or additional shares of series A preferred stock, at the Company’s election. Additionally, the investors were issued warrants to purchase an aggregate of 400,000 shares of common stock. These warrants expire five years from the date of issuance and have an initial exercise price of $4.00 per share. These warrants were assigned a value of $850,000 using the Black-Scholes option-pricing model. Through December 31, 2006, the Company issued 950 shares of series A preferred stock for payment of series A preferred stock dividends.

13.          Stock Plans

Stock Option Plans

As of December 31, 2006, the Company has granted options and/or restricted stock awards under the following four stock-based compensation plans: (i) the 2006 Stock Incentive Plan (the “2006 Plan”), which was adopted by the Company’s Board of Directors on March 9, 2006 and was approved by the Company’s stockholders on May 10, 2006 and which authorizes the issuance of up to an aggregate of 2,000,000 shares of common stock to officers, directors, advisors, consultants and employees of the Company; (ii) the 1997 Stock Option Plan (the “1997 Plan”), which expires in March 2007 and is intended to be replaced by the 2006 Plan, (iii) the 1994 Stock Option Plan (the “1994 Plan”), which expired in January 2004 and, accordingly, has no shares available for future grant and (iv) the 1994 Director Option Plan (the “Director Plan”), which expired in January 2000 and, accordingly, has no shares available for future grant. The Company’s 2006 Plan, 1997 Plan and 1994 Plan each provide for the grant of Incentive Stock Options (“ISOs”) to officers and employees and Non-Statutory Stock Options (“NSOs”) to officers, directors, advisors, consultants and employees of the Company. Options granted under such plans generally become exercisable in five equal annual installments beginning on the first anniversary of the date of the grant and have a maximum term of ten years from the date of grant. The Company’s Director Plan provided for the grant of NSOs to directors of the Company who are not officers or employees of the Company or any subsidiary of the Company. Options granted under the Director Plan vest in either two or five equal installments beginning on the first anniversary of the date of the grant depending on the nature of the grant and have a maximum term of ten years from the date of grant. At December 31, 2006 there were 1,575,000 and 20,000 shares available for future grant under 2006 Plan and 1997 Plan, respectively.

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

On June 1, 2006, the Board of Directors awarded an aggregate of 400,000 shares of restricted common stock to the Company’s executive officers under the 2006 Plan. The shares of restricted common stock are subject to a right of repurchase by the Company, which lapses on June 1, 2010, subject to the achievement by the Company of specified stockholder returns on its common stock. If on June 1, 2010, the four-year cumulative total stockholder return on the Company’s common stock is equal in dollar amount to the four-year cumulative total return for the NASDAQ Medical Equipment Index (“NASDAQ Index”), 25% of the restricted stock award will vest and no longer be subject to the repurchase option. An additional 1.6304% of the restricted stock award will vest and become free of the repurchase option for each one percentage that the four-year cumulative total stockholder return on the Company’s common stock exceeds the four-year cumulative total return for the NASDAQ Index. The aggregate intrinsic value of the 400,000 shares of the Company’s common stock underlying the restricted stock awards was $2.40 million, based on the closing price of the Company’s common stock on the NASDAQ National Market on the date of grant. The Company utilized a Monte-Carlo simulation to estimate a range of possible future stock prices over the four-year period for the Company’s common stock and the NASDAQ Index to estimate the number of restricted shares that may vest based upon such simulation. Using the Monte-Carlo simulation method, the Company calculated an aggregate compensation cost of $580,000 at the time of the grant. The Company is recognizing this compensation cost over the four-year service period whether or not the market condition is actually satisfied. However, in the event one or more of the participants voluntarily terminates before the end of the four year period, some amounts of the charge will be reversed. In the event that a qualifying change in the control of the Company occurs prior to June 1, 2010, the Company’s repurchase option will fully lapse, and the Company will then recognize a compensation change equal to the full $2.40 million intrinsic value less any previously recognized compensation expense.

Pursuant to the Company’s 2000 Employee Stock Purchase Plan, the Company may issue and sell to its eligible employees up to an aggregate of 100,000 shares of common stock at a purchase price equal to 85% of the lower of the fair market value on the first or last day of each six-month offering period. Eligible employees may elect to have up to a maximum of 10% of their regular compensation withheld through payroll deductions to pay the purchase price of the shares at the end of the offering period, subject to limitations specified in the plan.

Changes in outstanding stock options for the year ended December 31, 2006, were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2003	2,921	$3.85
Granted	1,101	$2.89
Exercised	(450)	$1.40
Forfeited and expired	(518)	$5.39
Outstanding at December 31, 2004	3,054	$3.57
Granted	483	$4.49
Exercised	(705)	$1.47
Forfeited and expired	(209)	$6.41
Outstanding at December 31, 2005	2,623	$4.07
Granted	620	$7.01
Exercised	(440)	$1.88
Forfeited and expired	(176)	$5.54
Outstanding at December 31, 2006	2,627	$5.04
Exercisable at December 31, 2006	1,081	$5.56
Vested or expected to vest at December 31, 2006	2,085	$5.15

The weighted average remaining contractual life in years of stock options outstanding, exercisable and vested or expected to vest at December 31, 2006, was 6.69, 4.68 and 6.32 years, respectively.

Changes in non-vested restricted stock awards for the year ended December 31, 2006, were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2004	—	—
Awarded	15	$3.90
Non-vested at December 31, 2005	15	$3.90
Awarded	415	$1.65
Non-vested at December 31, 2006	430	$1.73

The aggregate intrinsic value of restricted shares outstanding at December 31, 2006 is $2.87 million.

The following table summarizes information about the range of exercise prices for stock options under the four plans, outstanding and exercisable as of December 31, 2006:

				Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
(in thousands except per share amounts)
$0.81	–	$2.31	34	2.54	$1.64	$169	34	$1.65	$169
$2.55	–	$2.55	600	7.84	$2.55	$2,478	200	$2.55	$826
$2.70	–	$3.29	315	5.67	$3.14	$1,115	193	$3.16	$686
$3.31	–	$3.91	242	7.88	$3.40	$794	99	$3.52	$314
$4.25	–	$4.25	280	0.84	$4.25	$680	280	$4.25	$680
$4.49	–	$4.49	377	8.26	$4.49	$826	53	$4.49	$116
$4.98	–	$7.01	166	7.33	$6.31	$84	24	$5.95	$16
$7.08	–	$7.08	267	9.19	$7.08	$—	—	$—	$—
$7.15	–	$16.72	266	6.82	$8.81	$—	118	$10.60	$—
$17.25	–	$27.25	80	3.28	$20.90	$—	80	$20.90	$—
$0.81	–	$27.25	2,627	6.69	$5.04	$6,146	1,081	$5.56	$2,807

The aggregate intrinsic value of options outstanding at December 31, 2006 of $6.15 million is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 1,937,550 shares that had exercise prices that were lower than the $6.68 closing market price of the Company’s common stock at December 31, 2006. The aggregate intrinsic value of options vested or expected to vest at December 31, 2006 is $4.95 million. The total intrinsic value of options exercised was $2.30 million, $2.56 million and $981,000 during the years ended December 31, 2006, 2005 and 2004, respectively, determined as of the date of exercise.

Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan (the “2000 ESPP”), an aggregate of 100,000 shares of common stock may be purchased by employees at 85% of the fair market value on the first or last day of each six-month offering period, whichever is lower. During each offering period, the maximum number of shares that may be purchased by a participating employee is determined on the first day of the offering period and is equal to the number of shares of common stock determined by dividing $12,500 by the last reported sale price of the common stock on the NASDAQ National Market on the first day of the offering. An eligible employee may elect to have up to a maximum of 10% deducted through payroll deductions from his or her regular salary. During 2006, 2005 and 2004, respectively, 21,801, 7,836 and 9,307 shares of the Company’s common stock were issued under the 2000 ESPP. During the year ended December 31, 2006 the Company recognized $43,000 of equity compensation related to the issuance of shares under the 2006 ESPP.

14.          Employee Savings Plan

The Company has a 401(k) savings plan for all domestic employees pursuant to which eligible employees may voluntarily contribute up to $15,000 subject to statutory limitations. In addition, the Company matches in cash 50% of the first $3,000 contributed by employees up to a $1,500 maximum per employee per year. Employer cash matching contributions amounted to approximately $43,000, $36,000, and $38,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

15.          Valuation and Qualifying Accounts

The Company monitors the creditworthiness of its trade customers based upon historical payment experience. The allowance for doubtful accounts activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

(in thousands)	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
Year ended December 31, 2006	$233	$(8)	$(7)	$218
Year ended December 31, 2005	$184	$66	$(17)	$233
Year ended December 31, 2004	$180	$80	$(76)	$184

16.          Contingencies

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of the Company’s Embosphere Microspheres or the negligence of the healthcare providers or both factors combined. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. The Company carries product liability insurance and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which it has denied the claims being made. The Company intends to defend against the claims vigorously. However, the Company cannot give any assurance that it will prevail and it is currently unable to predict the financial impact, of this product liability litigation.

17.          Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial results:

	First	Second	Third	Fourth
(in thousands except per share amounts)	Quarter	Quarter	Quarter	Quarter
Net revenues
2006	$5,269	$5,637	$5,644	$6,341
2005	4,429	4,489	4,412	5,154
Gross profit
2006	3,578	3,968	3,936	4,451
2005	2,888	2,990	2,866	3,437
Net loss applicable to common stockholders
2006	(901)	(1,115)	(500)	(333)
2005	(1,346)	(1,159)	(519)	(272)
Basic and diluted net loss per share
2006	$(0.06)	$(0.06)	$(0.03)	$(0.02)
2005	(0.09)	(0.08)	(0.04)	(0.02)

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our directors will be included in the definitive proxy statement for the 2007 Annual Meeting of Stockholders under “Nominees for Director” and is herein incorporated by reference.

Information regarding our executive officers is included in Part I, Item 4, under the heading “EXECUTIVE OFFICERS.”

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee will be included in the definitive proxy statement for the 2007 Annual Meeting of Stockholders under “Board and Committee Meetings” and “Report of the Audit Committee” and is herein incorporated by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance will be included in the definitive proxy statement for the 2007 Annual Meeting of Stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance” and is herein incorporated by reference.

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

Item 11.                 EXECUTIVE COMPENSATION

The response to this item will be included in the definitive proxy statement for the 2007 Annual Meeting of Stockholders under “Compensation of Executive Officers” and is herein incorporated by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item will be included in the definitive proxy statement for the 2007 Annual Meeting of Stockholders under “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is herein incorporated by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item will be included in the definitive proxy statement for the 2007 Annual Meeting of Stockholders under “Certain Relationships and Related Transactions” and is herein incorporated by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item will be included in the definitive proxy statement for the 2007 Annual Meeting of Stockholders under “Report of the Audit Committee” and “Independent Accountants, Fees and Other Matters” and is herein incorporated by reference.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)                 The following consolidated financial statements of BioSphere Medical, Inc. and subsidiaries are filed as part of this Form 10-K:

Statement
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2006 and 2005
Consolidated Statements of Operations—Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

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

4.4*	Certificate of Amendment of Certificate of Incorporation.
10.1(1)	1994 Director Option Plan. (Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 33-75212)).
10.2(1)	1994 Stock Option Plan. (Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 33-75212)).
10.3(1)	1997 Stock Incentive Plan. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-23678)).
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

10.23(1)

Executive Retention Agreement between BioSphere Medical, Inc. and Richard J. Faleschini, dated November 2, 2004. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 8, 2004 (File No. 000-23678)).

10.24

Securities Purchase Agreement, dated as of November 10, 2004, by and among BioSphere Medical, Inc. and the investors named therein. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2004 (File No. 000-23678)).

10.25

Investor Rights Agreement, dated as of November 10, 2004, by and among BioSphere Medical, Inc. and the investors named therein. (Incorporated herein by reference the Company’s Current Report on Form 8-K filed on November 15, 2004 (File No. 000-23678)).

10.26

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

10.29

Amendment No. 1 to Warrant No. 2004-1, dated December 23, 2004, issued to Cerberus Partners, L.P. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 30, 2004 (File No. 000-23678)).

10.30

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

10.32

Third Amendment to Lease between BioSphere Medical, Inc. and Thomas J. Teuten and John H. Spurr, Jr., Trustees of 1050 Hingham Street Realty Trust, dated February 24, 2006. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 28, 2006 (File No. 000-23678)).

10.33(1)	Compensation Program for Non-Employee Directors of BioSphere Medical, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 9, 2006 (File No. 000-23678)).
10.34(1)

Letter Agreement between BioSphere Medical, Inc. and Martin J. Joyce, dated June 14, 2005. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 17, 2005 (File No. 000-23678)).

10.35(1)

Letter Agreement between BioSphere Medical, Inc. and Peter C. Sutcliffe, dated June 14, 2005. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 17, 2005 (File No. 000-23678)).

10.36

Securities Purchase Agreement, dated as of February 17, 2006, by and among BioSphere Medical, Inc. and the investors named therein. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 21, 2006 (File No. 000-23678)).

10.37

Registration Rights Agreement, dated as of February 17, 2006, by and among BioSphere Medical, Inc. and the investors named therein. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 21, 2006 (File No. 000-23678)).

10.38	BioSphere Medical, Inc. 2006 Stock Incentive Plan (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 16, 2006).
10.39

Form on Incentive Stock Option Agreement Granted Under BioSphere Medical, Inc. 2006 Stock Incentive Plan (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 16, 2006).

10.40

Form of Nonstatutory Stock Option Agreement Granted Under BioSphere Medical, Inc. 2006 Incentive Plan (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 16, 2006).

10.41	Form of Restricted Stock Agreement Granted Under BioSphere Medical, Inc. 2006 Stock Incentive Plan (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 16, 2006).
10.42	Amendment No. 1 to 2006 Stock Incentive Plan. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 9, 2006 (File No. 000-23678)).
14.1	Code of Business Conduct and Ethics of the Company. (Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 000-23678)).
21.1	Subsidiaries of the Company. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-23678)).
23.1*	Consent of Ernst & Young LLP.
31.1*

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 26, 2007.

31.2*

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2007.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 26, 2007.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 27, 2007.

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
Date: March 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD J. FALESCHINI	Director, President and Chief Executive Officer	March 26, 2007
Richard J. Faleschini	(Principal Executive Officer)
/s/ MARTIN J. JOYCE	Vice President and Chief Financial Officer	March 27, 2007
Martin J. Joyce	(Principal Financial and Accounting Officer)
/s/ TIMOTHY J. BARBERICH	Director	March 23, 2007
Timothy J. Barberich
/s/ WILLIAM M. COUSINS, JR.	Director	March 27, 2007
William M. Cousins, Jr.
/s/ MARIAN L. HEARD	Director	March 27, 2007
Marian L. Heard
/s/ ALEXANDER M. KLIBANOV, Ph.D.	Director	March 27, 2007
Alexander M. Klibanov, Ph.D.
/s/ JOHN H. MACKINNON	Director	March 27, 2007
John H. MacKinnon, CPA
/s/ RICCARDO PIGLIUCCI	Director	March 27, 2007
Riccardo Pigliucci
/s/ DAVID P. SOUTHWELL	Director and Chairman of the Board	March 27, 2007
David P. Southwell