Form 10-Q
period 2007-03-31
BIOSPHERE MEDICAL INC
filed 2007-05-14
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b 2 of the Exchange Act. (check one):

Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b 2 of the Exchange Act.).
Yes  ☐     No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 1, 2007 was 17,975,064 shares.

BioSphere Medical, Inc.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,054	$8,913
Marketable securities	7,596	13,206
Accounts receivable, net of allowance for doubtful accounts of $202 and $218 as of March 31, 2007 and December 31, 2006, respectively	4,189	4,082
Inventories	2,877	2,830
Prepaid expenses and other current assets	1,152	612
Total current assets	27,868	29,643
Property and equipment, net	998	929
Goodwill	1,443	1,443
Other assets	64	64
Total Assets	$30,373	$32,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,255	$1,366
Accrued compensation	1,533	1,935
Other accrued expenses	836	1,483
Current portion of capital lease obligations	60	57
Current portion of deferred licensing revenue	83	83
Total current liabilities	3,767	4,924
Long-term portion of capital lease obligations	24	44
Long-term portion of deferred licensing revenue	125	146
Total Liabilities	3,916	5,114

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: 6% series A convertible preferred stock, 12,000 shares authorized, 9,083 and 8,950 shares issued and outstanding, as of March 31, 2007 and December 31, 2006, respectively (aggregate liquidation preference including accrued dividends of $9,218 at March 31, 2007)	8,105	7,970
Common stock, $.01 par value, 50,000,000 shares authorized; 17,975,064 and17,957,964 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	180	180
Additional paid-in capital	100,733	100,275
Accumulated deficit	(82,821)	(81,648)
Accumulated other comprehensive income	260	188
Total Stockholders’ Equity	26,457	26,965
Total Liabilities and Stockholders’ Equity	$30,373	$32,079

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
(in thousands except per share amounts)	2007	2006
Revenues:
Product sales	$6,481	$5,269
Licensing revenues	104	—
Total Revenues	6,585	5,269
Costs and expenses:
Costs of product sales	2,095	1,691
Research and development	661	452
Sales	2,051	1,934
Marketing	1,389	730
General, administrative and patent	1,656	1,382
Total Costs and Expenses	7,852	6,189
Loss from operations	(1,267)	(920)
Interest income	259	147
Interest expense	(3)	(4)
Foreign exchange loss, net	(25)	(13)
Other income, net	—	17
Net loss	(1,036)	(773)
Preferred stock dividends	(136)	(128)
Net loss applicable to common stockholders	$(1,172)	$(901)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.07)	$(0.06)
Weighted average number of common shares outstanding
Basic and diluted	17,537	15,955

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(1,036)	$(773)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	114	51
Depreciation	105	117
Stock-based compensation	402	190
Changes in operating assets and liabilities:
Accounts receivable	(93)	(820)
Inventories	(139)	24
Prepaid expenses and other current assets	(531)	(208)
Accounts payable	(120)	83
Accrued compensation	(409)	(222)
Other accrued expenses	(667)	(413)
Net cash used in operating activities	(2,374)	(1,971)
Cash flows from investing activities:
Purchase of property and equipment	(167)	(57)
Purchase of marketable securities	(1,968)	—
Proceeds from the sale and maturity of marketable securities	7,590	—
Net cash provided by (used in) investing activities	5,455	(57)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	13,527
Proceeds from issuance of common stock under employee benefit and incentive plans	57	459
Payment of cash dividends in lieu of partial shares	(1)	—
Principal payments under long-term capital lease obligations	(18)	(36)
Net cash provided by financing activities	38	13,950
Effect of exchange rate changes on cash and cash equivalents	22	24
Net increase in cash and cash equivalents	3,141	11,946
Cash and cash equivalents at beginning of period	8,913	8,774
Cash and cash equivalents at end of period	$12,054	$20,720

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Nature of Business

BioSphere Medical, Inc. (the “Company”) was incorporated in Delaware in December 1993. The Company is focused on applying its proprietary Embosphere® Microspheres and other ancillary embolotherapy products for use in treating uterine fibroids, hypervascularized tumors and arteriovenous malformations. The Company’s wholly owned subsidiary Biosphere Medical SA (“BMSA”), a French société anonyme, holds the license to the embolotherapy technology that is the main focus of the Company’s business.

2.                 Summary of Significant Accounting Policies

A)  Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The consolidated financial statements include the accounts of the Company’s three wholly owned subsidiaries, BMSA, BioSphere Medical Japan, Inc., and BSMD Ventures, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the three months ended March 31, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which has been filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year’s consolidated statement of operations to conform to the current period presentation. However, these reclassifications have no impact on net loss.

B)  Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with its investment policy, surplus cash is invested in investment grade corporate and U.S. government debt as well as certain asset-backed securities. The Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value, with unrealized gains and losses included in accumulated other comprehensive loss in the accompanying balance sheet.

For the three months ended March 31, 2007 and 2006, the Company did not record significant realized gains or realized losses on marketable securities.

C)  Comprehensive Loss

Comprehensive loss comprises of net loss and other comprehensive income/(loss). Other comprehensive income/(loss) includes certain changes in equity that are excluded from net loss, specifically; the effects of foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities. For the three months ended March 31, 2007 and 2006, the Company’s comprehensive loss was as follows:

	For the Three Months Ended March 31,
(in thousands)	2007	2006
Net loss	$(1,036)	$(773)
Cumulative translation adjustment	60	54
Unrealized gain on investments	12	—
Total comprehensive loss	$(964)	$(719)

D)  Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities. Shares used to compute dilutive net loss per share exclude the following common share equivalents as their inclusion would have an antidilutive effect:

	As of March 31,
(in thousands)	2007	2006
Shares issuable upon exercise of stock options	2,892	2,684
Shares issuable upon conversion of convertible securities	2,304	2,172
Shares issuable upon exercise of outstanding warrants	400	400
Unvested restricted stock awards	430	15
	6,026	5,271

E)  Stock-Based Compensation

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

The following table presents the stock-based compensation expense for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31
(in thousands)	2007	2006
Cost of product sales	$78	$30
Research and development	27	13
Sales	77	57
Marketing	11	3
General, administrative and patent	209	87
	$402	$190

The fair value of options granted during the three months ended March 31, 2007 and 2006 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2007	2006
Options granted (in thousands)	355	276
Weighted average exercise price	$7.20	$7.13
Weighted average grant date fair value	$4.63	$5.45
Assumptions:
Dividend yield	0%	0%
Expected volatility	69%	87%
Risk-free interest rate	4.54%	4.74%
Expected term (years)	5.83	6.31

At March 31, 2007, there was $3.91 million and $523,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options and restricted stock awards, respectively, which the Company expects to recognize over weighted-average periods of 3.72 years and 2.99 years, respectively.  However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	March 31, 2007	December 31, 2006
Finished goods	$1,830	$1,793
Work in process	757	793
Raw material	290	244
Total inventory	$2,877	$2,830

4.  Segment Information

The Company develops microspheres and other ancillary embolotherapy products for use in the treatment of hypervascularized tumors, including uterine fibroids, and arteriovenous malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment pursuant to SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. Financial information by geographic area, attributed to countries according to the location of customers and equipment, is as follows:

	For the Three Months Ended March 31,
(in thousands)	2007	2006
Revenues:
United States	$4,614	$3,631
France	1,055	959
Other European Union countries	636	473
Other foreign countries	280	206
Total revenues	$6,585	$5,269

(in thousands)	March 31, 2007	December 31, 2006
Long-lived assets:
United States	$395	$385
France	603	544
Total long-lived assets	$998	$929

5.  Stock Plans

Changes in outstanding stock options for the three months ended March 31, 2007, were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,627	$5.04
Granted	355	$7.20
Exercised	(17)	$3.31
Forfeited and expired	(73)	$5.72

Outstanding at March 31, 2007	2,892	$5.30	7.06	$7,432

Exercisable at March 31, 2007	1,117	$5.70	4.77	$3,315
Vested or expected to vest at March 31, 2007	2,262	$5.38	6.66	$5,953

Changes in non-vested restricted stock awards for the three months ended March 31, 2007, were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	430	$1.73
Awarded	—	—
Non-vested at March 31, 2007	430	$1.73

6.  Contingencies

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of the Company’s Embosphere Microspheres or the negligence of the healthcare providers or both factors combined. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. The Company carries product liability insurance and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which it has denied the claims being made. The Company intends to defend against the claims vigorously. However, the Company cannot give any assurance that it will prevail, and it is currently unable to predict the financial impact of this product liability litigation.

7.  Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or the FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or the Interpretation. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of the Interpretation by the Company did not have a material impact on its results of operations, financial position or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” or SFAS 159.  SFAS 159 permits entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not completed its evaluation of the Interpretation, but does not currently believe the adoption of SFAS 159 will have a material impact on its results of operation, financial position or cash flows.

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

Overview

We develop, manufacture and market products for medical procedures using embolotherapy techniques. Embolotherapy is the therapeutic introduction of various biocompatible substances into a patient’s circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging, or to devitalize the structure or organ by occluding its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles with uniquely beneficial properties for a variety of medical applications. By selectively blocking the target tissue’s blood supply, the deprived tissue will either become destroyed or devitalized, resulting in therapeutic benefit.

We currently market and sell four microsphere products:

•      our Embosphere® Microspheres, which are marketed for hypervascularized tumors, including uterine fibroids, and other arteriovenous malformations in the United States, the European Union and several other foreign markets;

•      our EmboGold® Microspheres, which are marketed for hypervascularized tumors and other arteriovenous malformations in the United States, the European Union and several other foreign markets;

•      our QuadraSphere™ Microspheres, which are marketed for the treatment of hypervascularized tumors and other arteriovenous malformations in the United States; and

•      our HepaSphere™ Microspheres, which are marketed in the European Union for primary and metastatic liver cancer and are also sold in limited quantities in Japan to Dr. Shinichi Hori for clinical evaluation and use in treating liver cancer pursuant to Japanese private import regulations.  Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres. However, the FDA clearance for QuadraSphere Microsphere does not include specific indications for the treatment of primary and metastatic liver cancer.  FDA regulations require that we conduct formal clinical trials prior to seeking to claim the use of QuadraSphere Microsphere for the treatment of a specific disease or condition, such as primary and metastatic liver cancer, while European Union regulations do not require trials for this class of medical device.  Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microsphere for the embolization of primary and metastatic liver cancer, we must conduct clinical trials in the United States.

In the first three months of 2007, and during the fiscal year ended December 31, 2006, we primarily recognized revenues from product sales of our embolic products in North America and the European Union. We also recognized revenues from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath® Plus and EmboCath® hydrophilic Infusion Catheters, Segway® Guidewire and Sequitor™ Guidewire, as well as our barium delivery kits and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenues in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids using a procedure called uterine fibroid embolization, or UFE.

Our principal focus is on growing our embolotherapy business worldwide through increases in UFE and hypervascularized tumor embolization procedures. Our marketing strategy is to promote the UFE procedure for patients suffering with uterine fibroids through our ask4UFE.com® awareness and education program and also to specifically promote our Embosphere Microspheres as the product of choice for the UFE procedure. Our success will depend upon the continued acceptance by the medical community, patients and third-party payers of the UFE procedure, and acceptance of our Embosphere Microsphere product and our other products, as safe, medically therapeutic and cost effective.

We have experienced operating losses in each period since our inception. As of March 31, 2007, we had approximately $19.65 million in cash, cash equivalents and marketable securities, and an accumulated deficit of approximately $82.82 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses, and research and development activities. We expect to continue to incur operating losses in 2007 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

Research and Development

The following table identifies each of the programs for which we have incurred research and development expenses in the three months ended March 31, 2007 and 2006, respectively, and the current development phase of each.

Product / Product Candidate	Development Status
Embosphere® Microspheres

Marketed for uterine fibroids, hypervascularized tumors and other arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Colombia, Costa Rica, Ecuador, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia; clinical evaluation in China

EmboGold® Microspheres

Marketed for hypervascularized tumors and arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Colombia, Costa Rica, Ecuador, Panama, Peru, Uruguay, Hong Kong, Taiwan and Australia

HepaSphere™ Microspheres(1)	Marketed in the European Union for primary and metastatic liver cancer

QuadraSphere™ Microspheres(2)	Marketed for embolization of hypervascularized tumors and peripheral arteriovenous malformations in the United States

EmboCath® Infusion Catheter

Marketed for infusion of various diagnostic, embolic and therapeutic agents and super-selective angiography within peripheral and coronary vasculature in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Ecuador, Panama and China

Segway® Guidewire	Marketed for placement of catheters within peripheral and coronary vasculature in the United States, Canada, European Union, Argentina, Brazil, Costa Rica, Peru, Colombia, Ecuador, Panama and China

EmboCath® Plus Infusion Microcatheter	Marketed for infusion of various diagnostic, embolic and therapeutic agents and super-selective angiography within peripheral vasculature in the United States, Canada, and in the European Union

Sequitor™ Steerable Guidewire	Marketed for various diagnostic and interventional procedures within peripheral vasculature in the United States, Canada, and in the European Union

MR Microspheres (magnetic resonance visible)	Preclinical research—animal studies

Resorbable Microspheres	Preclinical research—feasibility stage

(1)    Pursuant to our CE Mark approval in the European Union, HepaSphere Microspheres are indicated for use in the embolization of blood vessels for therapeutic or preoperative purposes in the following procedures: embolization of hepato-cellular carcinoma and the embolization of hepatic metastasis. Hepato-cellular carcinoma refers to cancer which originates in the liver and hepatic metastasis refers to cancer which has spread to the liver from other sites in the body. We have exclusive worldwide rights to the HepaSphere Microsphere technology under a license from Dr. Shinichi Hori, subject only to Dr. Hori’s right to conduct clinical trials on our behalf in Japan, treat patients at Rinku Medical Center and Osaka Medical Center in Japan, and engage in research at Osaka University.

(2)    In November 2006, we received marketing clearance in the United States from the FDA for our QuadraSphere Microsphere product candidate for the treatment of hypervascularized tumors and peripheral arteriovenous malformations. Although our QuadraSphere Microspheres are identical in all technical respects to our HepaSphere Microspheres, our QuadraSphere Microspheres are not specifically indicated for use in hepato-cellular carcinoma and hepatic metastasis. FDA requires that we conduct clinical trials prior to seeking to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepato-cellular cancer or hepatic metastasis, while European Union regulations do not require it for this class of medical devices. Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of hepato-cellular carcinoma and hepatic metastasis in the United States, we will be required to undertake clinical trials.  However, the use of QuadraSphere Microspheres for any of the hypervascularized tumors, including hepato-cellular carcinoma is not contraindicated, and it can be used for these indications per physician choice.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, stock-based compensation, accounts receivable and inventories. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission, or SEC. The significant accounting policies which we believe are the most critical to gaining a full understanding of and evaluating our reported financial results include the following:

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

Stock Based Compensation

We comply with the provisions of Statement of Financial Accounting Standards, No. 123R, “Share-Based Payment” or SFAS 123R. This statement requires us to measure the cost of employee services in exchange for an award of equity based on the grant-date fair value of the award and to recognize cost over the requisite service period. We recognize compensation expense on fixed awards with pro rata vesting on a straight-line basis over the awards’ vesting period.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model, which requires the consideration of several subjective assumptions, including the expected dividends on our common stock, the expected volatility of our common stock, the risk-free interest rate for the expected option term, and the expected term of the option.  Equity instrument valuation models, such as the Black-Scholes valuation model, are highly subjective.  Any significant changes in any of our estimates and judgments, including those used to select the inputs for the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted or sold and the associated compensation charge, if any, we record in our financial statements.

Accounts Receivable

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical payment experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Substantially all of our receivables are due from hospitals, distributors, healthcare clinics and managed care systems located throughout the United States, Canada, Europe, Asia and South America. A significant portion of products sold, both foreign and domestic, is ultimately funded through government reimbursement programs. As a consequence, changes in these programs can have an adverse impact on our operating results and cash flows.

Inventories

We value our inventory at the lower of the actual cost to purchase or manufacture the inventory or the market value for such inventory. We regularly review inventory quantities in process and on hand and record a provision for production loss and obsolete inventory based primarily on actual loss experience and on our estimated forecast of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our costs of product sales at the time of such determination. Although we make every effort to ensure the accuracy of our production process and forecasts of future product demand, any significant unanticipated changes in production yield or product demand could have a significant impact on our inventory and our reported operating results.

Results of Operations

Three Months Ended March 31, 2007

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
(in thousands)	2007	2006	($)	(%)
Total revenues	$6,585	$5,269	$1,316	25%
Costs of product sales	2,095	1,691	404	24%
Gross margin	$4,490	$3,578	$912	25%
Gross margin%	68%	68%	—%

Revenues.  The $1.32 million, or 25%, increase in revenues in the three month period ended March 31, 2007 as compared to the same period in 2006 was primarily due to the following:

•      product sales from microsphere sales used in interventional gynecology for UFE increased approximately $623,000, or 17%, from the three month period ended March 31,2006, on increased demand for Embosphere Microspheres across all regions. During the three months ended March 31, 2007, sales in the United States increased $490,000, or 16%, and sales outside the United States increased $133,000, or 20%, from the three months ended March 31, 2006.   We believe this increase is due to increased awareness of the UFE procedure resulting from additional local marketing activities.

•      product sales from microsphere sales used in interventional oncology, primarily for use in treating liver cancer, increased approximately $436,000, or 61%, from the three month period ended March 31, 2006, on increased demand for our Embosphere Microspheres and our expandable microsphere products, which were released during 2006. During the three months ended March 31, 2006, sales of our EmboSphere Microspheres increased $260,000, or 37%, and  sales of our recently-approved QuadraSphere Microspheres and our HepaSphere Microspheres increased $176,000 from the three months ended March 31, 2006.

•      changes in foreign exchange rates during the three month period ended March 31, 2007 as compared to the same period in 2006, resulted in increased revenues of $139,000, as sales from our French operations increased due to the weakening of the U.S. dollar versus the Euro, which averaged 1.31 dollars to the Euro during the three months ended March 31, 2007, compared to 1.20 dollars to the Euro during the three months ended March 31, 2006.

•      revenue from a licensing agreement signed in the fourth quarter of  2006 related to non-strategic intellectual property, which totaled $104,0000 in the three month period ended March 31, 2007.

Costs of Product Sales.  The increase in costs of product sales in the three month period ended March 31, 2007, as compared to the same period in 2006, was primarily due to higher microsphere sales volume and, to a lesser extent, costs associated with an increase in reserves for excess inventory and the expansion of our production capabilities of $67,000 and $50,000, respectively.

The gross margin as a percentage of revenues for the three month periods ended March 31, 2007 and 2006 were 68%, primarily attributable to the increase in microsphere sales net of expansion related costs and to the increase in inventory reserves.

Expense Overview

	For the Three Months Ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
(in thousands)	2007	2006	($)	(%)
Research and development	$661	$452	$209	46%
Sales	2,051	1,934	117	6%
Marketing	1,389	730	659	90%
General, administrative and patent	1,656	1,382	274	20%
Total operating expenses	$5,757	$4,498	$1,259

Research and Development Expense.  Total research and development expense in the three month period ended March 31, 2007 increased over the comparable period in 2006 primarily due to employee severance costs and to an increase in clinical activities during the current quarter.

Sales Expense.  Sales expense for the three month period ended March 31, 2007 increased over the comparable period in 2006 due to increased employee costs associated with the optimization of the direct sales force located in the United States.

Marketing Expense.  Marketing expense for the three month period ended March 31, 2007, increased over the comparable period in 2006, primarily due to increased local marketing programs in the U.S., which represented $545,000 of the increase, and to the expansion of the employee base during the latter half of 2006 to manage this increase in marketing activities. These local marketing activities, which included, among other channels, targeted print, radio, television, and public transit advertising, are designed to build physician and patient demand for UFE in the United States.

General, Administrative and Patent Expense.  General, administrative and patent expense for the three month period ended March 31, 2007 increased over the comparable period in 2006, primarily due to an increase in compensation and consulting costs.  Equity compensation included in general, administrative and patent expense for the three month period ended March 31, 2007 increased $125,000 over the comparable period in 2006 as a result of the prior year’s equity incentive compensation programs.  In addition, during the first three months of 2007, we incurred approximately $100,000 of expense associated with headcount expansion and costs related to our preparation for compliance with Section 404 of the Sarbanes- Oxley Act of 2002.

Changes in foreign exchange rates during the three month period ended March 31, 2007 as compared to the same period in 2006, increased total operating expenses by approximately $70,000 as the research, selling and administrative costs from our French operations increased due to the weakness of the U.S. dollar versus the Euro.

Interest Income.  Interest income in the three month period ended March 31, 2007 was $259,000, compared to $147,000 in the comparable period of 2006.  The increase of $112,000 for the three month period ended March 31, 2007 was primarily due to higher average daily invested cash balances and higher interest rates on available investment-grade assets as compared to the prior year period.

Foreign Exchange Loss, Net.   Foreign exchange gains and losses primarily resulted from Euro-to-U.S. dollar foreign currency fluctuations on Euro-denominated intercompany trade accounts. The foreign exchange losses during the three month period ended March 31, 2007 totaled approximately $25,000, compared to a loss of $13,000 in the same period of 2006. The increase was primarily due to higher intercompany trade payable and receivable balances, which are denominated in Euros, during the first three months of 2007 as compared to the first three months of 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had $19.65 million of cash, cash equivalents and marketable securities, a decrease of $2.47 million from $22.12 million at December 31, 2006. This decrease was primarily the result of operating losses and changes in working capital. Consistent with prior years, during the first quarter of 2007, we made significant annual payments associated with intellectual property and incentive compensation costs incurred during fiscal year 2006. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenues, bank financing, equipment financing leases and, to a lesser extent, the exercise of stock options.

Net cash used in operating activities was $2.37 million and includes a net loss of $1.04 million and $1.96 million in working capital changes, offset by non-cash charges primarily related to stock-based compensation. Accounts receivable decreased $93,000 on higher sales offset by a one-day improvement in days sales outstanding, which decreased to 57 days from 58 days at December 31, 2006.

In the first quarter of 2007, we spent $167,000 to purchase manufacturing equipment to support the expansion of our manufacturing capabilities, additional laboratory equipment and other equipment to support our sales and marketing expansion and to support our existing infrastructure. We anticipate the level of capital expenditures in the remaining quarters of 2007 to increase as we continue to invest in manufacturing equipment, research and development equipment and marketing equipment.

Net cash provided by financing activities was $38,000 for the three months ended March 31, 2007, which included $57,000 from the exercise of common stock options, offset by scheduled principal payments on existing capital leases.

We believe that the approximately $19.65 million in cash, cash equivalents and marketable securities that we have as of March 31, 2007, together with anticipated proceeds from sales of our microspheres, delivery systems and other products, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months. In the longer term, we expect to fund our operations and capital requirements through a combination of expected proceeds from product sales and capital equipment financings. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, our failure to achieve expected revenue amounts, costs associated with changes in our UFE marketing programs, unanticipated research and development expenses, the scope and results of preclinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the timing and results of FDA regulatory review, and the market’s acceptance of any approved products, including our embolic microspheres used for interventional gynecology and interventional oncology.

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

Borrowing Arrangements

At March 31, 2007, we had a credit facility with a bank under which we may borrow up to $3.00 million. We may use amounts borrowed under the agreement for general working capital and corporate purposes, subject to limitations defined in the agreement. This agreement expires in June 2007.  We are currently evaluating the possible renewal of this credit facility.

There were no borrowings outstanding under this agreement as of March 31, 2007.

Other Contractual Obligations

There have been no additional significant changes to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2006.

Off Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or the FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or the Interpretation. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of the Interpretation did not have a material impact on our results of operations, financial position or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” or SFAS 159.  SFAS 159 permits entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have not completed our evaluation of the Interpretation, but we do not currently believe the adoption of SFAS 159 will have a material impact on our results of operation, financial position or cash flows.

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

•      any statements concerning product research, development, regulatory approval and commercialization timelines;

•      any statements about our expectations regarding market acceptance and market penetration for our products;

•      any statements of expectation or belief; and

•      any statements of assumptions underlying any of the foregoing.

The risks, uncertainties and assumptions referred to above include risks that are described below in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

The forward-looking statements included in this quarterly report on Form 10-Q represent our estimates as of the date of this quarterly report on Form 10-Q. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this quarterly report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of March 31, 2007, we did not participate in any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro, and as of March 31, 2007 approximately Euro 700,000 or $933,000, remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments in money market funds. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. A hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our short-term investments as of March 31, 2007. As of March 31, 2007, approximately 52% of the $7.60 million classified as available-for-sale marketable securities will mature within one year.

ITEM 4.       CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our Embosphere Microspheres or the negligence of the healthcare providers or both factors combined. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. We carry product liability insurance and this case is currently being defended by our insurer under  reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. We intend to defend against the claims vigorously. However, we cannot give any assurance that we will prevail, and we are currently unable to predict the financial impact of this product liability litigation.

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

The following risk factors restate and supersede the risk factors previously disclosed in Item 1A of our Annual Report of Form 10-K for the fiscal year ended December 31, 2006.

Risks Relating to Our Future Profitability, Our Financial Results and Need For Financing

Because we have a history of losses and our future profitability is uncertain, our common stock is a speculative investment.

We have incurred operating losses since our inception and, as of March 31, 2007, had an accumulated deficit of approximately $82.82 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses in 2007 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

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

We believe that our existing cash and other working capital, together with anticipated proceeds from  sales of our products, will be sufficient to fund our operating and capital requirements, as currently planned through at least the next twelve months.

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

Compliance with the Sarbanes-Oxley Act of 2002 will result in increased expenditures.

We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulation of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations require a growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent auditors. Under the current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act could apply to us as early as the fiscal year ended December 31, 2007. Accordingly, management has begun reviewing our internal control procedures to facilitate compliance with those requirements when they become applicable. This process could result in our needing to implement measures to improve our internal controls. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. This process may also require us to hire additional personnel and outside advisory services and will result in significant accounting and legal expenses. We expect to incur significant expense in future periods to comply with regulations pertaining to corporate governance and internal controls as described above.

Risks Relating to Our Industry, Business and Strategy

If we do not achieve widespread market acceptance of our microsphere products, our business prospects will be seriously harmed.

Our microspheres are based on new technologies and therapeutic approaches. In the United States, we began selling our first microsphere product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in the embolization of uterine fibroids. We have only begun to market and sell our HepaSphere Microspheres in the European Union in the fourth quarter of 2005 and received marketing clearance for our QuadraSphere Microspheres in November 2006. For the fiscal years ended December 31, 2006 and 2005, and for the quarter ended March 31, 2007, we generated revenues primarily from the sales of our Embosphere Microspheres in North America and the European Union. Our success will depend upon increasing acceptance by the medical community, patients and third-party payers that our Embosphere Microspheres and other products are medically therapeutic and cost effective. Our embolotherapy techniques are administered by interventional radiologists. To date we have not achieved widespread market acceptance of our Embosphere Microspheres or other products. In the treatment of uterine fibroids using UFE, we believe that we have not yet achieved widespread acceptance primarily because obstetrics and gynecology physicians may elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require a referral to another specialist, such as an interventional radiologist. The majority of our revenues are from the sale of our Embosphere Microspheres for UFE. Accordingly, our future success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

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

Our microspheres are designed to permanently occlude targeted blood vessels. There is some risk that some or all of the microspheres used in a medical procedure may travel in the blood system to sites other than the intended surgical site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death. Moreover, to use our microspheres correctly for a particular medical procedure, trained physicians must correctly evaluate the subject vasculature, select and use the proper size and quantity of the product and carry out appropriate placement of the product. Physician error could potentially have significant adverse health effects on the patient, including death. We offer information to educate physicians about the selection and use of the proper size and quantity of microspheres in patient therapy, as do a variety of medical programs. In addition, there is only limited data concerning the long-term health effects on persons receiving embolotherapy using our microspheres. For example, the effect of UFE on continued fertility has not yet been specifically studied, and our FDA clearance for Embosphere Microspheres currently does not include women who desire future pregnancy.

If physicians do not use our product correctly, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims, product recalls, fines or other penalties or enforcement actions by regulatory agencies and associated adverse publicity. For example, in August 2005 we were named as a defendant in a product liability lawsuit in which the plaintiff, claims that he was rendered blind in both eyes as a result of the use of our Embosphere Microspheres or the negligence of the healthcare providers or both factors combined. See “We may be exposed to product liability claims, and if we are unable to obtain or maintain adequate product liability insurance, then we may have to pay significant monetary damages in a successful product liability claim against us.” While we have product liability insurance, we may not be able to maintain such insurance at favorable rates, or at all, and any successful judgments against us could exceed our coverage. In addition, we have provided to our customers a satisfaction guarantee that requires us to accept the return of any inventory and credit the entire amount of the original order if a properly trained customer is not satisfied with the performance of our microspheres or our delivery system products.

If we experience adverse publicity or are subject to product liability claims, excessive guarantee claims, recalls, fines and the like, we will be unable to achieve widespread market acceptance of our microsphere products and achieve profitability. For example, in March 2006 we instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. HepaSphere Microspheres are contained in a prefilled vial that was in turn initially packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there was the risk that a physician’s hands could become contaminated when handling the vial. Although we are not aware of any adverse events resulting from the defects in the paper packaging, our voluntary recall of this product could result in reputational harm or a perception that the product is not safe, either of which could adversely affect market acceptance of our microsphere products.

If we do not successfully market and promote our Embosphere Microspheres for use in uterine fibroid embolization, our product revenues will not increase.

In the first quarter of 2003, we launched our ask4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third-party payers of UFE as an alternative treatment for fibroids. We believe the majority of our revenues in the United States for the two years ended December 31, 2006, and for the three months ended March 31, 2007, were derived from the sale of Embosphere Microspheres for use in UFE. Although we believe that EmboGold Microspheres accounted for a significant portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres, we believe that our future product revenues are substantially dependent on our ability to achieve widespread acceptance of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased market acceptance, our product revenues, profitability and success will be adversely affected. We are continuing to market EmboGold Microspheres for use in hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations.

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

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, Asia and in South America. In 2003 we began a marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. At March 31, 2007 we had a sales force of 23  persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentive to maintain our sales force or to attract new sales personnel or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. We have only limited sales and marketing resources both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We currently have distribution agreements with approximately 40 third-party distributors. Any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products, thereby exposing us to potential expenses in terminating such distribution agreements. For example, in 2002 our subsidiary BMSA ended a distribution agreement with a third party, in part because of such party’s failure to achieve sales forecasts agreed upon by the parties. As a result of subsequent litigation, BMSA was required to pay approximately $800,000 in damages arising from such termination and incurred additional legal and administrative expenses incident to the legal proceeding. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

We will be required to expend significant resources for research, development, testing and regulatory approval of our products under development, and these products may not be developed successfully.

We are developing and commercializing products for medical applications using embolotherapy techniques. Most of our next-generation embolotherapy product candidates, including MR Microspheres and Resorbable Microspheres, are still in the early stages of research and development. Our products may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, engineering, preclinical and/or clinical testing, as well as regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

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

We derived approximately 10% of our revenues for the period ended March 31, 2007 from the sale of nonstrategic medical products that we expect will constitute a less significant portion of our revenues on an ongoing basis. These nonstrategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, we estimate that a significant portion of our revenues for the quarter ended March 31, 2007 were derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek, clearance from the FDA to market. We made the decision not to seek FDA clearance for our EmboGold Microsphere product because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of rash and/or pain. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications, assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

We are a defendant in a product liability lawsuit, the outcome of which is uncertain and could harm our business.

In August 2005 we were named as a defendant in a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, which we refer to as the Pingel Claim. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our Embosphere Microspheres or the negligence of the healthcare providers or both factors combined. Plaintiffs seek compensatory and punitive damages. Although we currently maintain product liability insurance coverage for our Embosphere Microsphere product that is the subject of the Pingel claim, our insurance may not provide us with adequate coverage against a judgment against us. For example, although our product liability insurer has agreed to vigorously defend us with regards to all of the counts set forth against us in the Pingel Claim, the insurer has advised us in writing that any verdict against us for punitive damages is specifically excluded from coverage. The insurer has also advised us that it does not waive any other defenses to coverage that may apply. Moreover, the insurance is subject to a cap on the maximum amount our insurer is required to pay.

If we do not prevail in this matter, we could be required to pay substantially more in damages than the amount we may seek to recover from our product liability insurer, which could have a material adverse affect on our financial condition and results of operations. Moreover, an adverse outcome could harm our reputation and market acceptance of our products.

We may be exposed to future product liability claims, and if we are unable to obtain or maintain adequate product liability insurance, then we may have to pay significant monetary damages in a successful product liability claim against us.

The development and sale of medical devices entails an inherent risk of product liability. For example, if physicians do not use our products properly, if patients experience adverse side effects in procedures in which our products are used, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims such as the Pingel Claim described above. Although we maintain insurance, including product liability insurance, we cannot provide assurance that any claim that may be brought against us will not result in court judgments or settlements in amounts that are in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance.

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

The availability and levels of reimbursement by governmental and other third-party payers affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payers may attempt to contain or reduce the costs of healthcare by lowering the rate at which providers are reimbursed for embolization procedures or challenging the prices that companies such as ours charge for medical products. For example, on January 1, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued a rule providing for a single all-inclusive reimbursement code for UFE. This new code is inclusive of all services occurring on the day of the procedure. This new physician reimbursement rate is lower than the rate generally historically received by physicians. In some foreign countries, particularly the countries of the European Union where our microsphere products are currently marketed and sold, the pricing of medical devices is subject to governmental control, and the prices charged for our products have in some instances been reduced as a result of these controls.

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

Our success is substantially dependent upon our ability to recruit and retain members of our senior management and other key employees. All of the agreements with our officers provide that their employment may be terminated either by the employee or by us at any time and without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives. We do not carry key man life insurance on any of our executive officers or other personnel.

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

The holders of our series A preferred stock have the right to an adjustment in the conversion rate of the series A preferred stock if we issue securities at a price below the purchase price paid by these holders. These provisions could substantially dilute stockholders’ interest in BioSphere in the event of future financing transactions. The holders of series A preferred stock also have the right to receive a 6% dividend per annum which, at our election, may be paid in cash or additional shares of series A preferred stock. To date all such dividend payments have been made in additional shares of series A preferred stock. If such dividends continue to be paid in stock, this dividend could also further dilute stockholders’ ownership interest. In addition, the holders of our series A preferred stock have the right to participate in future capital-raising transactions by BioSphere. The existence of this right may reduce our ability to establish terms with respect to, or enter into, any financing with parties other than the investors.

In the event that we enter into an acquisition or business combination in which we sell all or substantially all of our assets, or if there occurs a change of control of a majority of our common stock outstanding prior to such transaction, the holders of our series A preferred stock will have the right to receive, before any distributions or payments to the holders of our common stock, an amount in cash equal to their initial purchase price, $8,000,000, plus an amount equal to any accrued but unpaid dividends, and will then participate with the holders of the common stock on a pro rata basis with respect to the distribution of any remaining assets. The existence of this right may make it difficult for us to raise capital in financing transactions with third parties and will also result in holders of our common stock receiving less distributions or payments upon a change of control or asset sale than they would be entitled to receive if no preferential payments were required to be made to holders of our series A preferred stock.

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

We are also subject to numerous U.S. and foreign regulatory requirements governing the conduct of clinical trials, obtaining marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval or clearance by the FDA does not assure approval by regulatory authorities of some countries outside the United States. Many foreign regulatory authorities, including those in major markets such as Japan and China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our medical device candidates.

If the FDA or other regulatory agencies place restrictions on, or impose additional approval requirements with respect to, products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products.

Even if the FDA grants us clearance with respect to marketing any product, such products will be subject to ongoing regulatory review and restrictions, including the review of adverse events or malfunctions which are reported after such products are made commercially available, and restrictions on the indications for which we can market the product. The FDA can propose to withdraw approval if new clinical data or experience shows that a product is not safe for use under the approved conditions of use. The marketing claims we are permitted to make in labeling or advertising regarding our microspheres are limited to those consistent with any FDA clearance or approval. For example, because our EmboGold Microspheres are not cleared for specific use in UFE, we may not promote them for this specific use. Although our QuadraSphere Microspheres are technically identical in all respects to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepato-cellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not specifically indicated for use in hepato-cellular carcinoma and hepatic metastasis. FDA requires that we conduct clinical trials prior to seeking to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepato-cellular cancer or hepatic metastasis, while European Union regulations do not require it for this class of medical devices. Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of hepato-cellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials.

If the FDA believes our advertisements or labeling, or statements made by our sales representatives or other company officials, promote our products for unapproved indications, the FDA could allege that our promotional activities misbrand or adulterate our products. Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective advertisements and labeling, including sending letters to healthcare providers. The FDA also could take enforcement action, including seizure of product, injunction or criminal prosecution against us and our officers or employees or seek civil penalties.

We may in the future make modifications to our microspheres or their labeling which we determine do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it may require us to make additional 510(k) filings for the modification, and we may be prohibited from marketing the modified product or the new claims until we obtain FDA clearance. Similarly, if we obtain premarket approval, we may not be able to make product or labeling changes until we get further FDA approval.

If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions that could affect our ability to develop, market and sell our products and product candidates successfully and could harm our reputation and lead to decreased acceptances of our products by the market.

Even if we obtain the necessary FDA clearances or approvals, if we or our suppliers fail to comply with ongoing regulatory requirements, our products could be subject to corrections, removals or recalls from the market or other enforcement action.

We are subject to the Medical Device Reporting, or MDR, regulations that require us to report to the FDA if our products may have caused or contributed to patient death or serious injury, or if our device malfunctioned and a recurrence of the malfunction would be likely to result in a death or serious injury. We must also file reports of device corrections and removals and adhere to the FDA’s rules on labeling and promotion. We must also comply with the FDA’s Good Manufacturing Practice regulations. Our failure to comply with these or other applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following:

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

•       rescission of a substantial equivalence order or suspension or withdrawal of a premarket approval; and

•       criminal prosecution.

If we are subject to an enforcement action, our ability to develop, market and sell our products successfully would be adversely affected, our reputation could be harmed, and we may experience decreased market acceptance of our products.

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

We may not obtain meaningful protection for our technology and products with the patents and patent applications that we own or license relating to our microsphere technology or other ancillary products. In particular, the patent rights we possess or are pursuing generally cover our technologies to varying degrees, and these rights may not prevent others from designing products similar to or otherwise competitive with our Embosphere Microspheres and other products we commercialize. To the extent that our competitors are able to design products competitive with ours, we may experience less market penetration with our products and, consequently, we may have decreased revenues.  The patent laws involving medical devices and life sciences technologies such as our microspheres are complex and vary from country to country.  Thus, we cannot predict whether we will secure patent protection from any of our existing patent applications in the United States or abroad, although we have a current policy of pursuing patent protection wherever possible for our new technologies.  Nor can we predict whether such coverage will be meaningful.

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

On January 13, 2005, we were notified of a Notice of Oppositions filed by Biocompatibles UK Limited on December 23, 2004 challenging the patentability of the claims in our granted European Patent 1128816, which relates to certain PVA microspheres, their use in embolization and methods of manufacture related to such PVA microspheres. We will continue defending our European PVA patent in this proceeding. While we are not able to predict the outcome of this patent opposition proceeding, it will not impact our ability to sell our Embosphere Microsphere, HepaSphere Microsphere or QuadraSphere Microsphere products, which are not comprised of PVA.

With the exception of the European Opposition proceeding just described, we are not currently involved in any other litigation or actions with third parties to enforce or defend our patent rights. However, in order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits, opposition proceedings or interference proceedings. By initiating legal proceedings to enforce or defend our intellectual property rights, we may also provoke these third parties to assert claims against us and, as a result, our patents could be narrowed, invalidated or rendered unenforceable by a court. Furthermore, we may be sued for infringing on the intellectual property rights of others. We may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court regarding the proprietary rights of others. As we introduce new products into the market, we may be accused of infringing the patent rights of third parties.  If we do not prevail in such a patent litigation brought against one of our products or its use, we may be required to pay damages, stop selling our product or obtain a royalty-bearing license if one is obtainable. Intellectual property litigation is costly and, even if we prevail, could divert management attention and significant financial and human resources away from our business.

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

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce and package all of our microsphere products in one manufacturing facility in France. We have contracted with Brivant Medical Engineering and Radius Medical Technologies, Inc. to supply our guidewire products, and with Accellent, Inc. and Concert Medical to supply and package our catheter products. Either we or any third-party manufacturer would likely experience significant delays or cessation in producing our products if we or they experience a failure in any process critical equipment or if a labor strike, natural disaster, local or regional conflict or other facility or supply disruption were to occur. If we are unable to manufacture and package our products at our facility in France, we may be required to enter into arrangements with one or more alternative contract manufacturing companies.

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

Medical device manufacturers must adhere to current Good Manufacturing Practices and Quality System Regulations which are enforced by the FDA through its inspection program. We and other third party manufacturers must comply with various quality system requirements pertaining to all aspects of our product design and manufacturing process, including requirements for packaging, labeling and record keeping, complaint handling, corrective and preventive actions and internal auditing. In addition, medical device-manufacturing laws are also in effect in the many countries outside of the U.S. We or our third party manufacturers may not be able to comply or maintain compliance. If we or any third-party manufacturers we engage fail to comply, such noncompliance could significantly delay our receipt of new product premarket approvals, result in FDA enforcement action, including an embargo on imported devices or otherwise cause delays and disruptions in the manufacture and supply of our products, any of which would harm our reputation and could materially adversely affect our operating results.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers’ demands for our products in a timely manner or within budget.

We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately ten third-party vendors, including Radius Medical, from whom we purchase guidewires for our Segway Guidewire product; Concert Medical, from whom we purchase catheters for our EmboCath Infusion Catheters and EmboCath Plus Infusion Microcatheter products; and Brivant Medical Engineering, from whom we purchase guidewires for our Sequitor Steerable Guidewire product. Our reliance on our suppliers exposes us to risks, including:

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenues from the sale of our microspheres and other products in the European Union. For the three months ended March 31, 2007 and the year ended December 31, 2006, approximately 26% and 24%, respectively, of our revenues were derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

•       failure of local laws to provide the same degree of protection against infringement of our intellectual property;

•       protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•       the requirement that we obtain regulatory approval or clearance in each country in which we choose to offer and sell our products;

•       in some jurisdictions, strict government-regulated price controls;

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

The market price of our stock is highly volatile. From January 1, 2005 through May 1, 2007, the price of our common stock has ranged from a low of $3.50 to a high of $9.43. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

Date: May 14, 2007	BIOSPHERE MEDICAL, INC.

/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)

Date: May 14, 2007	/s/ MARTIN J. JOYCE
Martin J. Joyce
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Acknowledgement and Amendment Agreement, dated April 8, 2007, by and between BioSphere Medical, Inc. and Gary M. Saxton.

10.2*	Second Acknowledgment and Amendment Agreement, dated April 5, 2007, by and between BioSphere Medical, Inc. and Richard J. Faleschini.

31.1*	Certification of the principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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