Form 10-Q
period 2007-06-30
BIOSPHERE MEDICAL INC
filed 2007-08-13
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2007 was 18,033,310 shares.

BioSphere Medical, Inc.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,054	$8,913
Marketable securities	8,358	13,206
Accounts receivable, net of allowance for doubtful accounts of $205 and $218 as of June 30, 2007 and December 31, 2006, respectively	4,451	4,082
Inventories	3,144	2,830
Prepaid expenses and other current assets	1,058	612
Total current assets	29,065	29,643
Property and equipment, net	936	929
Goodwill	1,443	1,443
Other assets	65	64
Total Assets	$31,509	$32,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,617	$1,366
Accrued compensation	1,659	1,935
Other accrued expenses	1,139	1,483
Current portion of capital lease obligations	47	57
Current portion of deferred licensing revenue	83	83
Total current liabilities	4,545	4,924
Long-term portion of capital lease obligations	22	44
Long-term portion of deferred licensing revenue	104	146
Total Liabilities	4,671	5,114

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: 6% series A convertible preferred stock, 12,000 shares authorized, 9,218 and 8,950 shares issued and outstanding, as of June 30, 2007 and December 31, 2006, respectively (aggregate liquidation preference including accrued dividends of $9,356 at June 30, 2007)	8,242	7,970
Common stock, $.01 par value, 50,000,000 shares authorized; 18,033,310 and 17,957,964 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	180	180
Additional paid-in capital	101,350	100,275
Accumulated deficit	(83,226)	(81,648)
Accumulated other comprehensive income	292	188
Total Stockholders’ Equity	26,838	26,965
Total Liabilities and Stockholders’ Equity	$31,509	$32,079

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Product sales	$6,870	$5,637	$13,351	$10,906
Licensing revenues	104	—	208	—
Total revenues	6,974	5,637	13,559	10,906
Costs and expenses:
Costs of product sales	1,922	1,669	4,017	3,359
Research and development	564	691	1,226	1,143
Sales	1,880	1,820	3,930	3,755
Marketing	1,339	1,059	2,729	1,789
General, administrative and patent	1,768	1,612	3,424	2,994
Total Costs and Expenses	7,473	6,851	15,326	13,040
Loss from operations	(499)	(1,214)	(1,767)	(2,134)
Interest income	247	251	506	398
Interest expense	(5)	(3)	(7)	(7)
Foreign exchange loss, net	(9)	(19)	(34)	(31)
Realized loss on investments	(1)	—	(1)	—
Other income, net	—	—	—	18
Net loss	(267)	(985)	(1,303)	(1,756)
Preferred stock dividends	(138)	(130)	(275)	(259)
Net loss applicable to common stockholders	$(405)	$(1,115)	$(1,578)	$(2,015)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.02)	$(0.06)	$(0.09)	$(0.12)
Weighted average number of common shares outstanding
Basic and diluted	17,571	17,318	17,555	16,640

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(1,303)	$(1,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	2	—
Provision for inventory obsolescence	199	41
Depreciation	235	234
Stock-based compensation	883	719
Changes in operating assets and liabilities:
Accounts receivable	(342)	84
Inventories	(474)	(44)
Prepaid expenses and other current assets	(434)	(153)
Accounts payable	237	112
Accrued compensation	(290)	(67)
Other accrued expenses	(404)	(317)
Net cash used in operating activities	(1,691)	(1,147)
Cash flows from investing activities:
Purchase of property and equipment	(229)	(130)
Purchase of marketable securities	(6,266)	—
Proceeds from the sale and maturity of marketable securities	11,129	—
Net cash provided by (used in) investing activities	4,634	(130)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	13,498
Proceeds from issuance of common stock under employee benefit and incentive plans	194	678
Payment of preferred stock cash dividends in lieu of partial shares	(3)	—
Principal payments under long-term capital lease obligations	(33)	(73)
Net cash provided by financing activities	158	14,103
Effect of exchange rate changes on cash and cash equivalents	40	82
Net increase in cash and cash equivalents	3,141	12,908
Cash and cash equivalents at beginning of period	8,913	8,774
Cash and cash equivalents at end of period	$12,054	$21,682

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Nature of Business

BioSphere Medical, Inc. (the “Company”) was incorporated in Delaware in December 1993. The Company is focused on commercializing minimally invasive diagnostic and therapeutic products based on its proprietary bioengineered microsphere technology, as well as other ancillary embolotherapy products, for use in treating hypervascularized tumors, including uterine fibroids, and arteriovenous malformations. The Company’s principal focus is the application of its Embosphere® Microspheres for the treatment of uterine fibroids using a procedure called uterine fibroid embolization, or UFE. The Company’s wholly owned subsidiary Biosphere Medical SA (“BMSA”), a French société anonyme, holds the license to the embolotherapy technology that is the main focus of the Company’s business.

2.                 Summary of Significant Accounting Policies

A)  Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The consolidated financial statements include the accounts of the Company’s three wholly owned subsidiaries, BMSA, BioSphere Medical Japan, Inc., and BSMD Ventures, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the three and six months ended June 30, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which has been filed with the Securities and Exchange Commission.

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

For the three and six months ended June 30, 2007 and 2006, the Company did not record significant realized gains or realized losses on marketable securities.

C)  Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss; specifically, the effects of foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities. For the three and six months ended June 30, 2007 and 2006, the Company’s comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net loss	$(267)	$(985)	$(1,303)	$(1,756)
Cumulative translation adjustment	28	113	89	167
Unrealized gain on investments	3	—	15	—
Total comprehensive loss	$(236)	$(872)	$(1,199)	$(1,589)

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

	As of June 30,
(in thousands)	2007	2006
Shares issuable upon exercise of stock options	2,810	2,741
Shares issuable upon conversion of convertible securities	2,339	2,172
Shares issuable upon exercise of outstanding warrants	400	400
Unvested restricted stock awards	433	430
	5,982	5,743

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

The following table presents the stock-based compensation expense for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Cost of product sales	$62	$58	$140	$88
Research and development	19	19	46	32
Sales	24	94	101	151
Marketing	13	3	24	7
General, administrative and patent	363	355	572	441
	$481	$529	$883	$719

The following table presents the weighted average fair value of options granted during the three and six months ended June 30, 2007 and 2006 which are estimated on the date of the grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options granted (in thousands)	44	230	399	506
Weighted average exercise price	$6.84	$7.12	$7.16	$7.12
Weighted average grant date fair value	$4.61	$5.35	$4.63	$5.40
Assumptions:
Dividend yield	0%	0%	0%	0%
Expected volatility	69%	84%	69%	86%
Risk-free interest rate	4.58%	5.10%	4.55%	4.90%
Expected term (years)	6.43	6.32	5.90	6.31

At June 30, 2007, there was $2.93 million and $581,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options and restricted stock awards, respectively, which the Company expects to recognize over weighted-average periods of 3.50 years and 2.81 years, respectively.  However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	June 30, 2007	December 31, 2006
Finished goods	$2,067	$1,793
Work in process	792	793
Raw material	285	244
Total inventory	$3,144	$2,830

4.  Segment Information

The Company develops microspheres and other ancillary embolotherapy products for use in the treatment of hypervascularized tumors, including uterine fibroids, and arteriovenous malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment pursuant to SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Financial information by geographic area, attributed to countries according to the location of customers and equipment, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Revenues:
United States	$5,012	$4,142	$9,625	$7,773
France	948	863	2,004	1,822
Other European Union countries	609	462	1,245	935
Other foreign countries	405	170	685	376
Total revenues	$6,974	$5,637	$13,559	$10,906

(in thousands)	June 30, 2007	December 31, 2006
Long-lived assets:
United States	$366	$385
France	570	544
Total long-lived assets	$936	$929

5.  Stock Plans

Changes in outstanding stock options for the six months ended June 30, 2007, were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,627	$5.04
Granted	399	$7.16
Exercised	(48)	$2.84
Forfeited and expired	(168)	$6.98
Outstanding at June 30, 2007	2,810	$5.26	6.87	$6,552

Exercisable at June 30, 2007	1,181	$5.65	4.98	$3,086
Vested or expected to vest at June 30, 2007	2,045	$5.37	6.36	$4,909

Changes in non-vested restricted stock awards for the six months ended June 30, 2007, were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	430	$1.73
Awarded	18	6.84
Vested	(15)	3.90
Non-vested at June 30, 2007	433	$1.86

6.  Contingencies

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of the Company’s Embosphere Microspheres or the negligence of the healthcare providers or both factors combined. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. The Company carries product liability insurance and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which it has denied the claims being made. The Company intends to defend against the claims vigorously. However, the Company cannot give any assurance that it will prevail or that all or any part of its liability, if any, would be covered by its product liability insurance.  Accordingly, the Company is currently unable to predict the financial impact of this product liability litigation.

7.  Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, or GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company does not believe the adoption of SFAS 157 will have a material impact on its results of operations, financial position or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” or SFAS 159.  SFAS 159 permits entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not completed its evaluation of the Interpretation, but does not currently believe the adoption of SFAS 159 will have a material impact on its results of operation, financial position or cash flows.

In June 2007, the FASB ratified Emerging Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expected it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense.  EITF 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those years. The Company has not completed its evaluation of the EITF, but does not currently believe the adoption will have a material impact on its results of operation, financial position or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans, strategy and expectations for our business, financial condition and operations, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We currently market and sell four microsphere products:

•                  Embosphere® Microspheres, which are marketed for hypervascularized tumors, including uterine fibroids, and arteriovenous malformations in the United States, the European Union and several other foreign markets;

•                  EmboGold® Microspheres, which are marketed for hypervascularized tumors and arteriovenous malformations in the United States, the European Union and several other foreign markets;

•                  QuadraSphere™ Microspheres, which are marketed for the treatment of hypervascularized tumors and  arteriovenous malformations in the United States; and

•                  HepaSphere™ Microspheres, which are marketed in the European Union for primary and metastatic liver cancer and are also sold in limited quantities in Japan to Dr. Shinichi Hori for clinical evaluation and use in treating liver cancer pursuant to Japanese private import regulations.  Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres. However, the clearance from the United States Food and Drug Administration, or FDA, for QuadraSphere Microspheres does not include specific indications for the treatment of primary and metastatic liver cancer.  FDA regulations require that we conduct clinical trials prior to submitting an application to claim the use of QuadraSphere Microspheres for the treatment of a specific disease or condition, such as primary and metastatic liver cancer, while European Union regulations do not require pre-clearance clinical trials for this class of medical device on an indication-by-indication basis.  Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of primary and metastatic liver cancer, we must conduct clinical trials.

In the first six months of 2007, and during the year ended December 31, 2006, we primarily recognized revenues from product sales of our embolic products in North America and the European Union. We also recognized revenues from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenues also include the sale of accessory embolotherapy devices such as our EmboCath® Plus and EmboCath® hydrophilic Infusion Catheters, Sequitor® Guidewire and Segway® Guidewire, as well as our barium delivery kits and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenues in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids using a procedure called uterine fibroid embolization, or UFE.

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

We have experienced operating losses in each period since our inception. As of June 30, 2007, we had approximately $20.41 million in cash, cash equivalents and marketable securities, and an accumulated deficit of approximately $83.23 million. We expect to continue to incur operating losses in 2007 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

Research and Development

The following table identifies each of the programs for which we have incurred research and development expenses in the six months ended June 30, 2007 and 2006, respectively, and the current development phase of each.

Product / Product Candidate	Development Status
Embosphere® Microspheres

Marketed for uterine fibroids, hypervascularized tumors and other arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Colombia, Costa Rica, Ecuador, Norway, Panama, Peru, Uruguay, Australia, Hong Kong, and Taiwan; clinical evaluation in China

EmboGold® Microspheres

Marketed for hypervascularized tumors and arteriovenous malformations in the United States, Canada, European Union, Argentina, Brazil, Colombia, Costa Rica, Ecuador, Norway, Panama, Peru, Uruguay, Australia, Hong Kong, and Taiwan

HepaSphere™ Microspheres(1)	Marketed in the European Union, Australia and Brazil for primary and metastatic liver cancer

QuadraSphere™ Microspheres(2)	Marketed for embolization of hypervascularized tumors and peripheral arteriovenous malformations in the United States

EmboCath® Plus Infusion Microcatheter	Marketed for infusion of various diagnostic, embolic and therapeutic agents and super-selective angiography within the peripheral vasculature in the United States, Canada, and in the European Union

EmboCath® Infusion Catheter

Marketed for infusion of various diagnostic, embolic and therapeutic agents and super-selective angiography within the peripheral and coronary vasculature in the United States, Canada, European Union, Argentina, Brazil, Colombia, Costa Rica, Ecuador, Panama, Peru, Uruguay and China

Sequitor® Steerable Guidewire	Marketed for various diagnostic and interventional procedures within the peripheral vasculature in the United States, Canada, and in the European Union

Segway® Guidewire

Marketed for placement of catheters within the peripheral and coronary vasculature in the United States, Canada, European Union, Argentina, Brazil, Colombia, Costa Rica, Ecuador, Panama, Peru, Uruguay and China

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

(2)             In November 2006, we received marketing clearance in the United States from the FDA for our QuadraSphere Microsphere product candidate for the treatment of hypervascularized tumors and peripheral arteriovenous malformations. Although our QuadraSphere Microspheres are identical in all technical respects to our HepaSphere Microspheres, our QuadraSphere Microspheres are not specifically indicated for use in hepato-cellular carcinoma and hepatic metastasis. FDA requires that we conduct clinical trials prior to submitting an application for the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepato-cellular cancer or hepatic metastasis, while European Union regulations do not require it for this class of medical devices. Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of hepato-cellular carcinoma and hepatic metastasis in the United States, we will be required to undertake clinical trials.  However, the use of QuadraSphere Microspheres for any of the hypervascularized tumors, including hepato-cellular carcinoma is not contraindicated, and it can be used for these indications per physician choice.

Research and development expenses for the three and six months ended June 30, 2007 relate primarily to:

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. The significant accounting policies, which we believe are most critical in gaining an understanding of our financial statements, include policies and judgments relating to revenue recognition, stock-based compensation, accounts receivable and inventories. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission, or SEC.

In our 2006 Annual Report on Form 10-K, we identified the critical accounting policies upon which the consolidated financial statements were prepared. We reviewed our policies and determined that these remain the critical accounting policies for the quarter ended June 30, 2007.  We did not make any significant changes to these policies during the quarter.

Results of Operations

Three and Six Months Ended June 30, 2007

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2007	2006	($)	(%)
Total revenues	$6,974	$5,637	$1,337	24%
Costs of product sales	1,922	1,669	253	15%
Gross margin	$5,052	$3,968	$1,084	27%
Gross margin%	72%	70%	2%

	For the Six Months Ended,		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2007	2006	($)	(%)
Total revenues	$13,559	$10,906	$2,653	24%
Costs of product sales	4,017	3,359	658	20%
Gross margin	$9,542	$7,547	$1,995	26%
Gross margin%	70%	69%	1%

Revenues.  Total revenues increased for the three- and six-month periods ended June 30, 2007, respectively, as compared to the three- and six-month periods ended June 30, 2006, primarily due to the increase in microsphere sales used in interventional gynecology and interventional oncology.

•                  product revenues from sales of microspheres used in interventional gynecology for UFE increased approximately $719,000 and $1.40 million, or 18%, from the three- and six-month periods ended June 30, 2006, on increased demand for Embosphere Microspheres across all regions. During the three- and six-months ended June 30, 2007, sales in the United States increased $531,000 and $1.02 million, or 15% and 16%, respectively, and sales outside the United States increased $188,000 and $381,000, or 32% and 31%, respectively, from the three- and six- months ended June 30, 2006, respectively.   We believe the increase in product revenues from microsphere sales used in interventional gynecology for UFE is due to product differentiation and increased awareness of the UFE procedure resulting from our additional local marketing activities.

•                  product revenues from microsphere sales used in interventional oncology, primarily for use in treating liver cancer, increased approximately $371,000 and $832,000, or 49% and 56%, respectively, from the three- and six-month period ended June 30, 2007, respectively, on increased demand for our Embosphere Microspheres and our expandable microsphere products, which were released during 2006. During the three and six months ended June 30, 2007, sales of our EmboSphere Microspheres for use in interventional oncology increased $155,000 and $439,000, or 20% and 30%, respectively, and sales of our recently-approved new QuadraSphere Microspheres product and our HepaSphere Microspheres product for use in interventional oncology increased $216,000 and $393,000 from the three- and six-months ended June 30, 2006, respectively.

Additional increases in revenues during the three- and six-month periods ended June 30, 2007 were due to licensing revenue and  changes in foreign exchange rates.

•                  In the fourth quarter of 2006, we licensed non-strategic intellectual property to a third party. Revenue from this licensing agreement totaled $104,000 and $208,000 in the three- and six-month periods ended June 30, 2007.

•                  During the three- and six-month periods ended June 30, 2007 as compared to the same periods in 2006, revenues increased $102,000 and $239,000, respectively, as sales from our French operations increased due to the weakening of the U.S. dollar versus the Euro.  The U.S. dollar averaged 1.33 dollars to the Euro during the six months ended June 30, 2007, compared to 1.23 dollars to the Euro during the six months ended June 30, 2006.

Offsetting these increases were decreasing revenues from the sale of non-strategic gastric products, which include, among other things, the distribution of barium and drainage kits, in Europe of $40,000 and $55,000, or 7 % and 4%, respectively.  Although we received approximately 9% of our revenues for the six-month period ended June 30, 2006 from this product category, we believe that the levels of our resources consumed by this product category do not justify the return. We are currently finalizing a plan to fully phase out of this non-core business.

Costs of Product Sales.  The increase in costs of product sales in the three- and six-month periods ended June 30, 2007, as compared to the same period in 2006, was primarily due to higher microsphere sales volume and, to a lesser extent, costs associated with charges for excess inventory of $95,000 and $162,000, respectively.

The gross margin as a percentage of revenues for the three- and six-month periods ended June 30, 2007 increased to 72% and 70%, respectively, from 70% and 69% in the three- and six-month periods ended June 30, 2007, primarily attributable to the increase in microsphere sales offset by the increase in inventory reserves.

Expense Overview

	For the Three Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2007	2006	($)	(%)
Research and development	$564	$691	$(127)	(18)%
Sales	1,880	1,820	60	3%
Marketing	1,339	1,059	280	26%
General, administrative and patent	1,768	1,612	156	10%
Total operating expenses	$5,551	$5,182	$369

	For the Six Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2007	2006	($)	(%)
Research and development	$1,226	$1,143	$83	7%
Sales	3,930	3,755	175	5%
Marketing	2,729	1,789	940	53%
General, administrative and patent	3,424	2,994	430	14%
Total operating expenses	$11,309	$9,681	$1,628

Research and Development Expense.  Total research and development expense in the three-month period ended June 30, 2007 decreased from 2006 primarily due to development spending on our next generation delivery systems, which were released in the second half of 2006, and lower employee expenses in the 2007 period related to open positions.  Total research and development expense in the six-month period ended June 30, 2007 increased from 2006 as higher employee severance costs and higher clinical activities, which occurred in the first quarter of 2007, more than offset the decreases in the three-month period ended June 30 2007 noted above.

Sales Expense.  Sales expense for the three- and six-month periods ended June 30, 2007 increased over the comparable periods in 2006 primarily due to the addition of two new sales territories in the second half of 2006 as we continued our expansion in the United States.

Marketing Expense.  Marketing expense for the three- and six-month periods ended June 30, 2007, increased over the comparable periods in 2006, primarily due to increased local marketing programs in the U.S., which represented $170,000 and $715,000 of the increase, respectively, and salary and other compensation expenses related to the expansion of the employee base during the latter half of 2006 to manage this increase in marketing activities. These local marketing activities, which included, among other channels, targeted print, radio, television, and public transit advertising, are designed to build physician and patient awareness and demand for UFE in the United States.

General, Administrative and Patent Expense.  General, administrative and patent expense for the three- and six-month periods ended June 30, 2007 increased over the comparable period in 2006, primarily due to an increase in salary and related compensation and consulting costs.  During the three- and six- month periods ended June 30, 2007, we incurred approximately $84,000 and $ 173,000, respectively, of expense associated with headcount expansion and costs related to our preparation for planned compliance with Section 404 of the Sarbanes- Oxley Act of 2002  In addition, for the six-month periods ended June 30, 2007, equity compensation included in general, administrative and patent expense increased $131,000, over the comparable period in 2006 as a result of equity awards granted under the prior year’s equity incentive compensation programs.

Changes in foreign exchange rates during the three and six month periods ended June 30, 2007 as compared to the same period in 2006, increased total operating expenses by approximately $70,000 and $140,000, respectively, as the research, selling and administrative costs from our French operations increased due to the weakness of the U.S. dollar versus the Euro.

Interest Income.  Interest income in the three- and six- month periods ended June 30, 2007 was $247,000 and $506,000, respectively, compared to $251,000 and $398,000 in the comparable periods of 2006.  The increase of $108,000 in the six-month period ended June 30, 2007 was primarily due to higher average daily invested cash balances and higher interest rates on available investment-grade assets as compared to the prior year period resulting from the net proceeds of our private placement of common stock in February of 2006.

Foreign Exchange Loss, Net.   Foreign exchange gains and losses primarily resulted from Euro-to-U.S. dollar foreign currency fluctuations on Euro-denominated short-term intercompany trade accounts. The foreign exchange losses during the three- and six-month periods ended June 30, 2007 totaled approximately $9,000 and $34,000, respectively, compared to a loss of $19,000 and $31,000 in the same periods of 2006. The decrease during the three-month period was primarily due to a lower rate of exchange rate change during the respective periods, while the increase during the six-month period was primarily due to higher intercompany trade payable and receivable balances, which are denominated in Euros, during the first six months of 2007 as compared to the first six months of 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had $20.41 million of cash, cash equivalents and marketable securities, a decrease of $1.71 million from $22.12 million at December 31, 2006. This decrease was primarily the result of operating losses and changes in working capital. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenues, bank financing, equipment financing leases and, to a lesser extent, the exercise of stock options.

Net cash used in operating activities was $1.69 million and includes a net loss of $1.30 million and $1.70 million in working capital changes, offset by non-cash charges primarily related to stock-based compensation. Accounts receivable decreased $342,000 on higher sales offset by a one-day improvement in days sales outstanding, which decreased to 57 days from 58 days at December 31, 2006. Consistent with prior years, during the first half of 2007, we made significant annual payments associated with royalties on intellectual property and incentive compensation costs incurred during 2006.

In the first half of 2007, we spent $229,000 to purchase manufacturing equipment to support the expansion of our manufacturing capabilities, additional laboratory equipment and other equipment to support our sales and marketing expansion and to support our existing infrastructure. We anticipate the level of capital expenditures in the remaining quarters of 2007 to increase as we continue to invest in manufacturing equipment, research and development equipment and our infrastructure.

Net cash provided by financing activities was $158,000 for the six months ended June 30, 2007, which included $194,000 from the exercise of common stock options, offset by scheduled principal payments on existing capital leases.

We believe that the approximately $20.41 million in cash, cash equivalents and marketable securities that we have as of June 30, 2007, together with anticipated proceeds from sales of our microspheres, delivery systems and other products, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months. In the longer term, we expect to fund our operations and capital requirements through a combination of expected proceeds from product sales and capital equipment financings. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, our failure to achieve expected product sales, costs associated with changes in our UFE marketing programs, unanticipated research and development expenses, the scope and results of preclinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the success of product liability challenges, the timing and results of FDA regulatory review, and the market’s acceptance of any approved products, including our embolic microspheres used for interventional gynecology and interventional oncology.

We may incur additional costs, including without limitation costs related to ongoing research and development activities, preclinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions, as well as costs relating to further market development and commercialization efforts. We may also need additional funds for such activities and for possible strategic acquisitions of synergistic businesses, products and/or technologies. These additional funds may be substantial and raised from time to time through additional public or private sales of equity, through borrowings or through other financings. There are no assurances that we will be able to obtain any additional funding that may be required, or that any such funding will be on acceptable terms.

Borrowing Arrangements

In June 2007, we entered into an agreement to extend until June 2009 the credit facility with a bank that we originally entered into for an initial period of two years in May 2002.  Under the terms of the credit facility, we may borrow up to $3.00 million.  We may use amounts borrowed under the agreement for general working capital and corporate purposes, subject to limitations defined in the agreement. There were no borrowings outstanding under this agreement as of June 30, 2007.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, or GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. We do not believe the adoption of SFAS 157 will have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” or SFAS 159.  SFAS 159 permits entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have not completed our evaluation of the Interpretation, but we do not currently believe the adoption of SFAS 159 will have a material impact on our results of operation, financial position or cash flows.

In June 2007, the FASB ratified Emerging Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expected it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense.  EITF 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those years. We have not completed our evaluation of the EITF, but we do not currently believe the adoption will have a material impact on our results of operation, financial position or cash flows.

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

•                  any statements about our expectations regarding market acceptance and market penetration for our products and product liability challenges with respect to our products;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of June 30, 2007, we did not participate in any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro, and as of June 30, 2007 approximately Euro 1.11 million or $1.49 million, remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenues and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments in money market funds, asset-backed and corporate obligations. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. A hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our short-term investments as of June 30, 2007. As of June 30, 2007, approximately 51% of the $8.36 million classified as available-for-sale marketable securities will mature within one year.

ITEM 4.                    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d — 15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our Embosphere Microspheres or the negligence of the healthcare providers or both factors combined. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. We carry product liability insurance and this case is currently being defended by our insurer under  reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. We intend to defend against the claims vigorously. However, we cannot give any assurance that we will prevail, or that all or any part of our liability, if any, would be covered by our product liability insurance.  Accordingly, we are currently unable to predict the financial impact of this product liability litigation.

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

We have incurred operating losses since our inception and, as of June 30, 2007, had an accumulated deficit of approximately $83.23 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses in 2007 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

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

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, the amount of revenues we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; anticipated research and development efforts; cost and time involved in preclinical and clinical testing; the success of product liabilities challenges all or a portion of which are not covered by product liability insurance, costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review; and the market’s acceptance of any approved products. We also expect to incur additional costs related to ongoing research and development activities, preclinical studies, clinical trials, and the expansion of our manufacturing, laboratory and administrative capabilities, as well as costs relating to further market development and commercialization efforts. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

We will require substantial additional cash to fund our planned, and any unplanned, near and long-term expenses.  If adequate funds are not available, we could be required to reduce our capital expenditures, scale back or eliminate some or all of our research, development, sales and marketing initiatives, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. Although we may seek additional funding through collaborative arrangements, borrowing money or the sale of additional equity securities, we may not receive additional funding on reasonable terms, or at all. Any sales of additional shares of our capital stock are likely to dilute our existing stockholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Alternatively, we may borrow money from commercial lenders, possibly at high interest rates, which will increase the risk of your investment in us.

If our operating results fluctuate significantly from quarter to quarter, then our stock price may decline.

Our operating results could fluctuate significantly from quarter to quarter. These fluctuations may be due to a number of factors, including:

•       the timing and volume of customer orders for our products;

•       procedure cancellations;

•       introduction or announcement of competitive products;

•       regulatory approvals;

•       product recalls;

•       successful product liability challenges against our products;

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

We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulation of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations require a growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent auditors. Under the current law, the internal controls certification requirements of Section 404 of the Sarbanes-Oxley Act will apply to us for the fiscal year ended December 31, 2007, with the attestation requirements applicable for the fiscal year ended December 31, 2008. Accordingly, management has begun reviewing our internal control procedures to facilitate compliance with those requirements when they become applicable. This process could result in our needing to implement measures to improve our internal controls. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. This process may also require us to hire additional personnel and outside advisory services and will result in significant accounting and legal expenses. We expect to incur significant expense in future periods to comply with regulations pertaining to corporate governance and internal controls as described above.

Risks Relating to Our Industry, Business and Strategy

If we do not achieve widespread market acceptance of our microsphere products, our business prospects will be seriously harmed.

Our microspheres are based on new technologies and therapeutic approaches. In the United States, we began selling our first microsphere product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in the embolization of uterine fibroids. We have only begun to market and sell our HepaSphere Microspheres in the European Union in the fourth quarter of 2005 and received marketing clearance for our QuadraSphere Microspheres in November 2006. For the fiscal years ended December 31, 2006 and 2005, and for the quarter ended June 30, 2007, we generated revenues primarily from the sales of our Embosphere Microspheres in North America and the European Union. Our success will depend upon increasing acceptance by the medical community, patients and third-party payers that our Embosphere Microspheres and other products are medically therapeutic and cost effective. Our embolotherapy techniques are administered by interventional radiologists. To date we have not achieved widespread market acceptance of our Embosphere Microspheres or other products. In the treatment of uterine fibroids using UFE, we believe that we have not yet achieved widespread acceptance primarily because obstetrics and gynecology physicians may elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require a referral to another specialist, such as an interventional radiologist. The majority of our revenues are from the sale of our Embosphere Microspheres for UFE. Accordingly, our future success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly.

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

If physicians do not use our product correctly, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims, product recalls, fines or other penalties or enforcement actions by regulatory agencies and associated adverse publicity. For example, in August 2005 we were named as a defendant in a product liability lawsuit in which the plaintiff, claims that he was rendered blind in both eyes as a result of the use of our Embosphere Microspheres or the negligence of the healthcare providers or both factors combined. See “We may be exposed to product liability claims, and if we are unable to obtain or maintain adequate product liability insurance, then we may have to pay significant monetary damages in a successful product liability claim against us.” While we have product liability insurance, we may not be able to maintain such insurance at favorable rates, or at all, and any successful judgments against us may not be covered under the policy or could exceed our coverage. The policy contains an exclusion for punitive damages, for example. In addition, we have provided to our customers a satisfaction guarantee that requires us to accept the return of any inventory and credit the entire amount of the original order if a properly trained customer is not satisfied with the performance of our microspheres or our delivery system products.

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

In the first quarter of 2003, we launched our ask4UFE campaign to increase awareness among patients, referring physicians, interventional radiologists and third-party payers of UFE as an alternative treatment for fibroids. We believe the majority of our revenues in the United States for the two years ended December 31, 2006, and for the six months ended June 30, 2007, were derived from the sale of Embosphere Microspheres for use in UFE. Although we believe that EmboGold Microspheres accounted for a portion of revenue, we currently do not intend to seek 510(k) clearance for use of EmboGold Microspheres in UFE. We are continuing to market EmboGold Microspheres for use in hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations. Because we do not intend to seek 510(k) clearance of EmboGold Microspheres in UFE, we believe that our future product revenues are substantially dependent on our ability to achieve widespread acceptance of the use of Embosphere Microspheres for the treatment of UFE, and if we do not achieve increased market acceptance, our product revenues, profitability and success will be adversely affected.

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

If we experience delays, difficulties or unanticipated costs in establishing and growing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and seeking to increase our sales.

We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, Asia and in South America. In 2003 we began a marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. At June 30, 2007, we had a sales force of 24 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentive to maintain our sales force or to attract new sales personnel or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. We have only limited sales and marketing resources both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We currently have distribution agreements with approximately 40 third-party distributors. Any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products, thereby exposing us to potential expenses in terminating such distribution agreements. For example, in 2002 our subsidiary, BMSA, ended a distribution agreement with a third party, in part because of such party’s failure to achieve sales forecasts agreed upon by the parties. As a result of subsequent litigation, BMSA was required to pay approximately $800,000 in damages arising from such termination and incurred additional legal and administrative expenses incident to the legal proceeding. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

We will be required to expend significant resources for research, development, testing and regulatory approval of our products under development, and these products may not be developed successfully.

We are developing and commercializing products for medical applications using embolotherapy techniques, including without limitation our MR Microspheres and Resorbable Microspheres, both of which are still in preclinical development. Our products under development may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, engineering, preclinical and/or clinical testing, as well as regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

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

We derived approximately 9% of our revenues for the period ended June 30, 2007 from the sale of nonstrategic medical products that we expect will constitute a less significant portion of our revenues on an ongoing basis. These nonstrategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, we estimate that a portion of our revenues for the six-months ended June 30, 2007 were derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek, clearance from the FDA to market. We made the decision not to seek FDA clearance for our EmboGold Microsphere product because of reports that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constitute approximately 2% of the total number of patients receiving the procedure, reported a delayed onset of rash and/or pain. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications, assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

We are a defendant in a product liability lawsuit, the outcome of which is uncertain and could harm our business.

In August 2005 we were named as a defendant in a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, which we refer to as the Pingel Claim. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our Embosphere Microspheres or the negligence of the healthcare providers or both factors combined. Plaintiffs seek compensatory and punitive damages. Although we currently maintain product liability insurance coverage for our Embosphere Microsphere product that is the subject of the Pingel claim, certain claims asserting medical product liability have in the past resulted in substantial damages awards for plaintiffs and, as such, our insurance may not cover, or provide us with adequate coverage against, a judgment against us. For example, although our product liability insurer has agreed to vigorously defend us with regard to all of the counts set forth against us in the Pingel Claim, the insurer has advised us in writing that any verdict against us for punitive damages is specifically excluded from coverage. The insurer has also advised us that it does not waive any other defenses to coverage that may apply. Moreover, the insurance is subject to a cap on the maximum amount our insurer is required to pay.

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

The development and sale of medical devices entails an inherent risk of product liability. For example, if physicians do not use our products properly, if patients experience adverse side effects in procedures in which our products are used, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims such as the Pingel Claim described above. Although we maintain insurance, including product liability insurance, we cannot provide assurance that any claim that may be brought against us will not result in court judgments or settlements in amounts that are not covered in whole or in part by our insurance or are in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance.

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

We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. We have experienced increased competition since receiving FDA approval for use of our Embosphere Microspheres for UFE. Our success depends upon our ability to develop and maintain a competitive position in both the embolotherapy and related delivery systems markets. Our key competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are Angiodynamics Incorporated, Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson and Johnson Company, Pfizer, Inc., Terumo Corporation and CeloNova BioSciences, Inc. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products more quickly or at less cost, that compete with our microsphere products and related delivery systems. In addition, we may experience decreased demand for our products if these or other competitors announce that they have begun to develop products that compete with our products. For example, in 2004, some of our competitors provided free or reduced-price samples of competing forms of microspheres for the treatment of medical procedures for which our Embosphere Microspheres are indicated. The availability of these free or reduced-price samples has had, and may continue to have, a material adverse effect on our product revenues, primarily due to a loss of market share for the sale of our products. Currently, the primary products with which our microspheres compete for some of our applications are spherical PVA sold by Boston Scientific, Terumo and Biocompatibles, and gel foam sold by Pfizer and non-spherical PVA sold by Angiodynamics, Boston Scientific and Cook. In addition, our competitors may develop technologies that render our products obsolete or otherwise noncompetitive.

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

The availability and levels of reimbursement by governmental and other third-party payers affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payers may attempt to contain or reduce the costs of healthcare by lowering the rate at which providers are reimbursed for embolization procedures or challenging the prices that companies such as ours charge for medical products. For example, on January 1, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued a rule providing for a single all-inclusive reimbursement code for UFE. This new code is inclusive of all services occurring on the day of the procedure. This new physician reimbursement rate is lower than the rate generally historically received by physicians. We believe that some physicians have shifted their procedural mix away from UFE in response to this change in reimbursement, which has negatively affected our sales growth. In some foreign countries, particularly the countries of the European Union where our microsphere products are currently marketed and sold, the pricing of medical devices is subject to governmental control, and the prices charged for our products have in some instances been reduced as a result of these controls.

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

Our success is substantially dependent upon our ability to recruit and retain members of our senior management and other key employees. In July 2007, Gary M. Saxton resigned as Executive Vice President and Chief Operating Officer.  Disruptions in our business could result in the near term as a result of such departure. All of the agreements with our officers provide that their employment may be terminated either by the employee or by us at any time and without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives. We do not carry key man life insurance on any of our executive officers or other personnel.

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

As of June 30, 2007, we believe that Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 22% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, two of our directors are executive officers of Sepracor, and we have granted board observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitled them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

Even if the FDA grants us clearance with respect to marketing any product, such products will be subject to ongoing regulatory review and restrictions, including the review of adverse events or malfunctions which are reported after such products are made commercially available, and restrictions on the indications for which we can market the product. The FDA can propose to withdraw approval if new clinical data or experience shows that a product is not safe for use under the approved conditions of use. The marketing claims we are permitted to make in labeling or advertising regarding our microspheres are limited to those consistent with any FDA clearance or approval. For example, because our EmboGold Microspheres are not cleared for specific use in UFE, we may not promote them for this specific use. Although our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepato-cellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not specifically indicated for use in hepato-cellular carcinoma and hepatic metastasis. FDA requires that we conduct clinical trials prior to submitting an application to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepato-cellular cancer or hepatic metastasis, while European Union regulations do not require it for this class of medical devices. Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of hepato-cellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials.

If the FDA believes our advertisements or labeling, or statements made by our sales representatives or other company officials, improperly promote our products for unapproved indications, the FDA could allege that our promotional activities misbrand or adulterate our products. Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective advertisements and labeling, including sending letters to healthcare providers. The FDA also could take enforcement action, including seizure of product, injunction or criminal prosecution against us and our officers or employees or seek civil penalties.

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

If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions that could affect our ability to develop, market and sell our products and product candidates successfully and could harm our reputation and lead to decreased acceptance of our products by the market.

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

On January 13, 2005, we were notified of a Notice of Oppositions filed by Biocompatibles UK Limited on December 23, 2004 challenging the patentability of the claims in our granted European Patent 1128816, which relates to certain PVA microspheres, their use in embolization and methods of manufacture related to such PVA microspheres. We will continue defending our European PVA patent in this proceeding. While we are not able to predict the outcome of this patent opposition proceeding, it will not impact our ability to sell our Embosphere Microsphere, HepaSphere Microsphere or QuadraSphere Microsphere products.

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

We are dependent on various license agreements relating to each of our current and proposed products that give us rights under intellectual property rights of third parties. In particular, we have an agreement with L’Assistance Publique-Hopitaux De Paris, pursuant to which L’Assistance Publique-Hopitaux De Paris has granted us exclusive rights to use two United States patents and their foreign counterparts that we jointly own with L’Assistance Publique-Hopitaux De Paris relating to Embosphere Microspheres. We also have an agreement with Dr. Shinichi Hori pursuant to which we have an exclusive royalty-bearing license to Japanese patent rights for our HepaSphere Microsphere product. We also have an agreement with Archimmed SARL pursuant to which we have an exclusive royalty-bearing license to patent rights for our MR Microsphere product, which is in development. Each of these agreements can be terminated on short notice by the licensor if we default on our obligations under the license and fail to cure such default after notice is provided. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party’s failure, to comply with the terms of any of these licenses could result in our losing our rights to the license, which could result in our being unable to develop, manufacture or sell products which contain the licensed technology.

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

We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately ten third-party vendors, including Radius Medical, from whom we purchase guidewires for our Segway Guidewire product; Concert Medical and Accelent, from whom we purchase catheters for our EmboCath Infusion Catheters and EmboCath Plus Infusion Microcatheter products; and Brivant Medical Engineering, from whom we purchase guidewires for our Sequitor Steerable Guidewire product. Our reliance on our suppliers exposes us to risks, including:

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenues from the sale of our microspheres and other products in the European Union. For the six months ended June 30, 2007 and the year ended December 31, 2006, approximately 24%  of our revenues were derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

The market price of our stock is highly volatile. From January 1, 2005 through August 1, 2007, the price of our common stock has ranged from a low of $3.51 to a high of $8.94. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 10, 2007.  At the meeting, the following matters were voted upon by holders of our common stock:

1.   To elect the following seven directors:

	Votes For	Votes Withheld

Timothy J. Barberich	17,698,385	248,167
William M. Cousins, Jr.	17,607,573	338,979
Richard J. Falaschini	17,838,560	107,992
Marian L. Heard	15,560,257	2,386,295
Alexander M. Klibanov, Ph.D.	17,831,308	115,244
John H. MacKinnon	17,838,525	108,027
Riccardo Pigliucci	17,832,233	114,319
David P. Southwell	17,938,760	107,792

Each of the above-named individuals was elected as a director.

ITEM 6.                    EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2007	BIOSPHERE MEDICAL, INC.

/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)

Date: August 13, 2007	/s/ MARTIN J. JOYCE
Martin J. Joyce
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Fourth Modification to Credit Agreement and Promissory Note, dated as of June 29, 2007, between BioSphere Medical, Inc. and Brown Brothers Harriman & Co.

31.1**	Certification of the principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of the principal executive officer pursuant to pursuant to Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**

Certification of the principal financial officer pursuant to pursuant to Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2007.

**             Filed herewith.