Form 10-Q
period 2007-09-30
BIOSPHERE MEDICAL INC
filed 2007-11-13
CIK 919015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23678

BIOSPHERE MEDICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Organization or Incorporation)	04-3216867 (I.R.S. Employer Identification No.)
1050 Hingham Street, Rockland, Massachusetts 02370 (Address of Principal Executive Offices) (Zip Code)
(781) 681-7900 (Registrant's Telephone Number, Including Area Code)

        Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

        Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The number of shares outstanding of the Registrant's common stock as of November 1, 2007 was 17,998,910 shares.

BioSphere Medical, Inc.
Form 10-Q
For the Quarter Ended September 30, 2007
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,892	$8,913
Marketable securities	9,465	13,206
Accounts receivable, net of allowance for doubtful accounts of $203 and $218 as of September 30, 2007 and December 31, 2006, respectively	4,150	4,082
Inventories	3,176	2,830
Prepaid expenses and other current assets	693	612

Total current assets	29,376	29,643
Property and equipment, net	940	929
Goodwill	1,443	1,443
Other assets	97	64

Total Assets	$31,856	$32,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,221	$1,366
Accrued compensation	1,558	1,935
Other accrued expenses	1,496	1,483
Current portion of capital lease obligations	38	57
Current portion of deferred licensing revenue	83	83

Total current liabilities	4,396	4,924
Long-term portion of capital lease obligations	19	44
Long-term portion of deferred licensing revenue	84	146

Total Liabilities	4,499	5,114
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: 6% series A convertible preferred stock, 12,000 shares authorized, 9,356 and 8,950 shares issued and outstanding, as of September 30, 2007 and December 31, 2006, respectively (aggregate liquidation preference including accrued dividends of $9,497 at September 30, 2007)	8,382	7,970
Common stock, $.01 par value, 50,000,000 shares authorized; 17,998,110 and 17,957,964 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	180	180
Additional paid-in capital	101,920	100,275
Accumulated deficit	(83,679)	(81,648)
Accumulated other comprehensive income	554	188

Total Stockholders' Equity	27,357	26,965

Total Liabilities and Stockholders' Equity	$31,856	$32,079

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)
	2007	2006	2007	2006
Product sales	$6,533	$5,644	$19,883	$16,550
Licensing revenue	104	—	313	—

Total revenue	6,637	5,644	20,196	16,550
Costs and expenses:
Costs of product sales	1,897	1,708	5,913	5,067
Research and development	583	511	1,809	1,654
Sales	1,775	1,998	5,701	5,730
Marketing	1,485	809	4,219	2,621
General, administrative and patent	1,332	1,242	4,756	4,236

Total costs and expenses	7,072	6,268	22,398	19,308

Loss from operations	(435)	(624)	(2,202)	(2,758)
Interest income	261	268	767	666
Interest expense	(5)	(5)	(13)	(12)
Foreign exchange loss, net	(134)	(8)	(167)	(40)
Other income, net	—	1	(1)	20

Net loss	(313)	(368)	(1,616)	(2,124)
Preferred stock dividends	(140)	(132)	(415)	(391)

Net loss applicable to common stockholders	$(453)	$(500)	$(2,031)	$(2,515)

Net loss per common share applicable to common stockholders
Basic and diluted	$(0.03)	$(0.03)	$(0.12)	$(0.15)

Weighted average number of common shares outstanding
Basic and diluted	17,620	17,381	17,577	16,890

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(in thousands)
	2007	2006
Cash flows from operating activities:
Net loss	$(1,616)	$(2,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	2	7
Provision for inventory obsolescence	251	181
Depreciation	333	345
Non-cash stock compensation	1,233	1,029
Foreign currency loss, net	167	40
Realized loss on available-for-sale investments	1	—
Changes in operating assets and liabilities:
Accounts receivable	24	117
Inventories	(468)	(187)
Prepaid expenses and other current assets	(81)	(182)
Accounts payable	(194)	154
Accrued compensation	(425)	10
Other accrued expenses	(138)	(80)

Net cash used in operating activities	(911)	(690)
Cash flows from investing activities:
Purchase of property and equipment	(298)	(385)
Purchase of marketable securities	(9,219)	(11,778)
Proceeds from the sale and maturity of marketable securities	12,973	788

Net cash provided by (used in) investing activities	3,456	(11,375)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	13,498
Proceeds from issuance of common stock under employee benefit and incentive plans	412	702
Payment of preferred stock cash dividends in lieu of partial shares	(3)	—
Principal payments under long-term capital lease obligations	(44)	(105)

Net cash provided by financing activities	365	14,095
Effect of exchange rate changes on cash and cash equivalents	69	70

Net increase in cash and cash equivalents	2,979	2,100
Cash and cash equivalents at beginning of period	8,913	8,774

Cash and cash equivalents at end of period	$11,892	$10,874

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business

        BioSphere Medical, Inc. (the "Company") was incorporated in Delaware in December 1993. The Company is focused on commercializing minimally invasive diagnostic and therapeutic products based on its proprietary bioengineered microsphere technology, as well as other ancillary embolotherapy products, for use in treating hypervascularized tumors, including uterine fibroids, and arteriovenous malformations. The Company's principal focus is the application of its Embosphere® Microspheres for the treatment of symptomatic uterine fibroids using a procedure called uterine fibroid embolization, or UFE. The Company's wholly owned subsidiary, BioSphere Medical SA ("BMSA"), a French société anonyme, holds the license to the embolotherapy technology that is the main focus of the Company's business.

2.     Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company's annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The consolidated financial statements include the accounts of the Company's three wholly owned subsidiaries, BMSA, BioSphere Medical Japan, Inc. and BSMD Ventures, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the three and nine months ended September 30, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which has been filed with the Securities and Exchange Commission.

        Certain reclassifications have been made to the prior year's consolidated statement of operations and statement of cash flow to conform to the current period presentation. However, these reclassifications have no impact on net loss or net change in cash or cash equivalents.

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

        For the three and nine months ended September 30, 2007 and 2006, the Company did not record significant realized gains or realized losses on marketable securities.

  Comprehensive Loss

        Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss; specifically, the effects of foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities. For the three and nine months ended September 30, 2007 and 2006, the Company's comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)
	2007	2006	2007	2006
Net loss	$(313)	$(368)	$(1,616)	$(2,124)
Cumulative translation adjustment	264	33	353	200
Unrealized gain on investments	(2)	(5)	13	(5)

Total comprehensive loss	$(51)	$(340)	$(1,250)	$(1,929)

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

	As of September 30,
(in thousands)
	2007	2006
Shares issuable upon exercise of stock options	2,487	2,716
Shares issuable upon conversion of convertible securities	2,339	2,238
Shares issuable upon exercise of outstanding warrants	400	400
Unvested restricted stock awards	333	430

	5,559	5,784

  Stock-Based Compensation

        The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), beginning January 1, 2006, using the modified prospective transition method.

        Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, therefore, the Company did not recognize compensation expense in association with employee options granted at or above the market price of the Company's common stock at the date of grant.

        The following table presents the stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)
	2007	2006	2007	2006
Cost of product sales	$49	$47	$188	$135
Research and development	29	20	75	52
Sales	45	85	147	236
Marketing	11	4	35	11
General, administrative and patent	216	152	788	595

        The following table presents the weighted average fair value of options granted during the three and nine months ended September 30, 2007 and 2006 which are estimated on the date of the grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Options granted (in thousands)	5	47	404	552
Weighted average exercise price	$5.85	$5.83	$7.14	$7.01
Weighted average grant date fair value	$3.70	$4.12	$4.62	$5.29
Assumptions:
Dividend yield	0%	0%	0%	0%
Expected volatility	67%	77%	69%	85%
Risk-free interest rate	4.58%	4.86%	4.55%	4.90%
Expected term (years)	5.76	6.20	5.89	6.30

        At September 30, 2007, there was $2.6 million and $419,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options and restricted stock awards, respectively, which the Company expects to recognize over weighted-average periods of 3.29 years and 2.52 years, respectively. However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

3.     Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	September 30, 2007	December 31, 2006
Finished goods	$1,971	$1,793
Work in process	942	793
Raw material	263	244

Total inventory	$3,176	$2,830

4.     Segment Information

        The Company develops microspheres and other ancillary embolotherapy products for use in the treatment of hypervascularized tumors, including uterine fibroids, and arteriovenous malformations. The Company operates exclusively in the medical device business, which the Company considers as one business segment pursuant to SFAS No. 131, "Disclosures About Segments of an Enterprise and Related

Information." Financial information by geographic area, attributed to countries according to the location of customers and equipment, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)
	2007	2006	2007	2006
Revenue:
United States	$4,973	$4,097	$14,599	$11,870
France	907	823	2,913	2,645
Other European Union countries	412	405	1,662	1,340
Other foreign countries	345	319	1,022	695

Total revenue	$6,637	$5,644	$20,196	$16,550

(in thousands)	September 30, 2007	December 31, 2006
Long-lived assets:
United States	$351	$385
France	589	544

Total long-lived assets	$940	$929

5.     Stock Plans

        Changes in outstanding stock options for the nine months ended September 30, 2007, were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,627	$5.04
Granted	404	$7.14
Exercised	(114)	$3.13
Forfeited and expired	(430)	$6.76

Outstanding at September 30, 2007	2,487	$5.17	6.55	$2,099

Exercisable at September 30, 2007	1,098	$5.35	4.71	$989
Vested or expected to vest at September 30, 2007	1,831	$5.23	6.03	$1,589

        Changes in non-vested restricted stock awards for the nine months ended September 30, 2007, were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	430	$1.73
Awarded	18	$6.84
Vested	(15)	$3.90
Forfeited	(100)	$1.45

Non-vested at September 30, 2007	333	$1.99

6.     Contingencies

        On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of the Company's EmboGold® Microspheres or the negligence of the healthcare providers or both factors combined. The claims that the EmboGold Microspheres were defective are vague and nonspecific. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. The Company carries product liability insurance, and this case is currently being defended by the Company's insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which it has denied the claims being made. Some pretrial discovery has been completed, but no party has disclosed any expert opinions. The case is presently set for trial on October 27, 2008. The Company intends to defend against the claims vigorously. However, the Company cannot give any assurance that it will prevail or that all or any part of its liability, if any, would be covered by its product liability insurance. Accordingly, the Company is currently unable to predict the financial impact of this product liability litigation.

7.     Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, or GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company does not believe the adoption of SFAS 157 will have a material impact on its results of operations, financial position or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the Interpretation, but does not currently believe the adoption of SFAS 159 will have a material impact on its results of operation, financial position or cash flows.

        In June 2007, the FASB ratified Emerging Task Force Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," or EITF 07-3. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity's expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those years. The Company has not completed its evaluation of the EITF, but does not currently believe the adoption will have a material impact on its results of operation, financial position or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans, strategy and expectations for our business, financial condition and operations, includes forward-looking statements that involve risks and uncertainties. You should review the section titled "Risk Factors" in Part II of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

        We develop, manufacture and market products for medical procedures that use embolotherapy. Embolotherapy is the therapeutic introduction of various biocompatible substances into a patient's circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging, or to devitalize or destroy the structure or organ by occluding its blood supply, resulting in therapeutic benefit. Our core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles with uniquely beneficial properties for a variety of medical applications.

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

  •
  HepaSphere™ Microspheres, which are marketed in the European Union for primary and metastatic liver cancer and are also sold in limited quantities in Japan to Dr. Shinichi Hori for clinical evaluation and use in treating liver cancer pursuant to Japanese private import regulations; and

  •
  QuadraSphere® Microspheres, which are marketed for the treatment of hypervascularized tumors and arteriovenous malformations in the United States. Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres. However, the clearance from the United States Food and Drug Administration, or FDA, for QuadraSphere Microspheres does not include specific indications for the treatment of primary and metastatic liver cancer. FDA regulations require that we conduct clinical trials prior to submitting an application to claim the use of QuadraSphere Microspheres for the treatment of a specific disease or condition, such as primary and metastatic liver cancer, while European Union regulations do not require preclearance clinical trials for this class of medical device on an indication-by-indication basis. Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of primary and metastatic liver cancer, we must conduct clinical trials.

        In the first nine months of 2007, and during the year ended December 31, 2006, we primarily recognized revenue from product sales of our embolic products in North America and the European Union. We also recognized revenue from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenue also includes the sale of accessory embolotherapy devices such as our EmboCath® Plus and EmboCath® hydrophilic Infusion Catheters,

Sequitor® Guidewire and Segway® Guidewire, as well as our barium delivery kits and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenue in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids using a procedure called uterine fibroid embolization, or UFE.

        Our principal focus is on growing our embolotherapy business worldwide through increases in UFE and other hypervascularized tumor embolization procedures. Our marketing strategy is to promote UFE procedures for patients suffering with uterine fibroids through our ask4UFE.com® awareness and education program and also to specifically promote our Embosphere Microspheres as the product of choice for UFE procedures. Our success will depend upon the continued acceptance by the medical community, patients and third-party payers of UFE procedures, and acceptance of our Embosphere Microsphere product and our other products, as safe, medically therapeutic and cost effective.

        We have experienced operating losses in each period since our inception. As of September 30, 2007, we had approximately $21.36 million in cash, cash equivalents and marketable securities, and an accumulated deficit of approximately $83.68 million. We expect to continue to incur operating losses for the remainder of 2007 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

Research and Development

        Research and development expenses as a percentage of total costs and expenses for the nine months ended September 30, 2007 and 2006 were 8% and 9%, respectively. Research and development expenses in these periods relate primarily to:

  •
  research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, including our Resorbable Microspheres and our MR Microspheres, both of which are in preclinical development;

  •
  further preclinical testing and clinical trials to support initial and/or additional marketing approvals for our Embosphere Microspheres, HepaSphere Microspheres, QuadraSphere Microspheres, Sequitor Steerable Guidewire and EmboCath Plus Infusion Microcatheter, all of which products are currently approved and marketed in specified indications and in specified geographic locations; and

  •
  improving our manufacturing processes.

        Our research and development functions typically work on a number of projects concurrently. In addition, except for clinical trial expenses, a substantial amount of fixed research and development costs such as salary and salary-related benefits, rent, equipment depreciation, utilities, insurance and maintenance are shared among various programs. Accordingly, we have not historically tracked specific costs for each of our research and development projects.

        We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates that are currently in development or from any of our approved products for which we are seeking expanded marketing approvals in selected indications or geographic regions, due to the numerous risks and uncertainties associated with developing medical devices, including the uncertainty of:

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

  •
  market acceptance of our approved products;

  •
  the effect of competing technological and market developments; and

  •
  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

        Any failure to complete the development of our product candidates in a timely manner, or at all, could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth in "Part II, Item 1A—Risk Factors" below.

  Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure at the date of our financial statements. The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, stock-based compensation, accounts receivable and inventories. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission, or SEC.

        In our 2006 Annual Report on Form 10-K, we identified the critical accounting policies upon which the consolidated financial statements were prepared. We reviewed our policies and determined that these remain the critical accounting policies for the quarter ended September 30, 2007. We did not make any significant changes to these policies during the quarter.

Results of Operations

Three and Nine Months Ended September 30, 2007

  Revenue and Margin Overview

	For the Three Months Ended, September 30,
(in thousands)			Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
	2007	2006
Total revenue	$6,637	$5,644	$993	18%
Costs of product sales	1,897	1,708	189	11%

Gross margin	$4,740	$3,936	$804	20%

Gross margin%	71%	70%	1%
	For the Nine Months Ended, September 30,
(in thousands)			Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
	2007	2006
Total revenue	$20,196	$16,550	$3,646	22%
Costs of product sales	5,913	5,067	846	17%

Gross margin	$14,283	$11,483	$2,800	24%

Gross margin%	71%	69%	2%

        Revenue.    Total revenue increased for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the three- and nine-month periods ended September 30, 2006, primarily due to an increase in sales of our microsphere products for interventional gynecology and interventional oncology procedures.

  •
  product revenue from sales of our microspheres for use in interventional gynecology for UFE increased approximately $493,000 and $1.89 million, or 12% and 16%, respectively, from the three-and nine-month periods ended September 30, 2006, on increased demand for Embosphere Microspheres primarily in the United States. During the three- and nine-month periods ended September 30, 2007, sales of our microsphere products in the United States increased $532,000 and $1.56 million, or 16% in each period. We believe the increase in product revenue from microsphere sales for use in interventional gynecology for UFE is due to increased awareness of the UFE procedure among symptomatic women resulting from our additional local marketing activities. Sales outside the Unites States decreased $39,000, or 7%, principally due to seasonality in Europe, and a management transition in that region. On a nine-month basis, sales outside the United States increased $339,000, or 18% as compared to the nine months ended September 30, 2006.

  •
  product revenue from microsphere sales used in interventional oncology, primarily for use in treating liver cancer, increased approximately $291,000 and $1.13 million, or 33% and 48%, respectively, for the three- and nine-month periods ended September 30, 2007, respectively, over comparable periods in 2006, on increased demand for our Embosphere Microspheres and our expandable microsphere products, which were released during 2006. During the three- and nine-month periods ended September 30, 2007, sales of our Embosphere Microspheres for use in interventional oncology increased $46,000 and $487,000, or 6% and 21%, respectively, and sales of our recently approved QuadraSphere Microsphere product and our HepaSphere Microsphere product for use in interventional oncology increased $245,000 and $636,000 from the three- and nine-month periods ended September 30, 2006, respectively.

        Additional increases in revenue during the three- and nine-month periods ended September 30, 2007, as compared to the three-and nine-month periods in 2006, were due to licensing revenue and changes in foreign exchange rates. We licensed nonstrategic intellectual property to a third party in the fourth quarter of 2006. Revenue from this licensing agreement totaled $104,000 and $313,000 in the three- and nine-month periods ended September 30, 2007.

        Included in the change in revenue noted above is the effect of changes in foreign exchange rates. During the three- and nine-month periods ended September 30, 2007, as compared to the same periods in 2006, revenue increased $62,000 and $198,000, respectively, due to changes in foreign exchange rates as sales from our French operations increased due to the weakening of the U.S. dollar versus the Euro.

        Offsetting these increases was decreasing revenue from the sale of nonstrategic gastric products in Europe, which include, among other things, barium and drainage kits, of $28,000 and $188,000, or 5% and 10%, respectively. We intend to phase out of this nonstrategic business in 2008.

        Costs of Product Sales.    The increase in costs of product sales in the three- and nine-month periods ended September 30, 2007, as compared to the same period in 2006, was primarily due to higher microsphere sales and inventory obsolescence resulting from the phaseout of our nonstrategic products and the release of our next-generation products.

        The gross margin as a percentage of revenue for the three- and nine-month periods ended September 30, 2007 increased to 71%, from 70% and 69% in the three- and nine-month periods ended September 30, 2006, respectively, primarily attributable to the increase in microsphere sales volumes, as our manufacturing costs were relatively fixed, and other changes noted above.

  Expense Overview

	For the Three Months Ended September 30,
(in thousands)			Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
	2007	2006
Research and development	$583	$511	$72	14%
Sales	1,775	1,998	(223)	(11)%
Marketing	1,485	809	676	84%
General, administrative and patent	1,332	1,242	90	7%

Total operating expenses	$5,175	$4,560	$615

	For the Nine Months Ended September 30,
(in thousands)			Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
	2007	2006
Research and development	$1,809	$1,654	$155	9%
Sales	5,701	5,730	(29)	—%
Marketing	4,219	2,621	1,598	61%
General, administrative and patent	4,756	4,236	520	12%

Total operating expenses	$16,485	$14,241	$2,244

        Research and Development Expense.    Total research and development expense in the three- and nine-month periods ended September 30, 2007 increased over the comparable periods in 2006, primarily due to an increase in clinical project spending on our QuadraSphere Microspheres and HepaSphere Microspheres and on our next-generation delivery systems, which were released in the second half of 2006, offset by lower employee expenses in the 2007 periods related to open positions.

        Sales Expense.    Sales expense for the three- and nine-month periods ended September 30, 2007 decreased over the comparable periods in 2006 primarily due to compensation and travel expenses related to an executive position that opened during the 2007 periods.

        Marketing Expense.    Marketing expense for the three- and nine-month periods ended September 30, 2007 increased over the comparable periods in 2006, primarily due to increased local marketing programs in the United States, which represented $340,000 and $1.1 million of the increase for the three- and nine-month periods, respectively, and salary and other compensation expenses related to the expansion of the employee base during the latter half of 2006 to manage this increase in marketing activities. These local marketing activities, which included, among other channels, targeted print, radio, television, public transit advertising, and public relations, are designed to build physician and patient awareness and demand for UFE in the United States. In addition, during the three months ended September 30, 2007, we engaged a market research consultant to perform a strategic analysis of the interventional oncology market, representing $168,000 of the increase.

        General, Administrative and Patent Expense.    General, administrative and patent expense for the three-and nine-month periods ended September 30, 2007 increased over the comparable periods in 2006, primarily due to an increase in salary and related compensation and consulting costs. During the three- and nine-month periods ended September 30, 2007, we incurred approximately $62,000 and $400,000, respectively, of expense associated with headcount expansion and costs related to our preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

        Changes in foreign exchange rates during the three- and nine-month periods ended September 30, 2007 as compared to the same period in 2006 increased total operating expenses by approximately $79,000 and $219,000, respectively, as the research, selling and administrative costs from our French operations increased due to the weakness of the U.S. dollar versus the Euro.

        Interest Income.    Interest income in the three- and nine-month periods ended September 30, 2007 was $261,000 and $767,000, respectively, compared to $268,000 and $666,000, respectively, in the comparable periods of 2006. The change from the prior year periods was primarily due to the change in average daily invested cash balances and higher interest rates on available investment-grade assets as compared to the prior year period resulting from the net proceeds of our private placement of common stock in February 2006.

        Foreign Exchange Loss, Net.    Foreign exchange gains and losses primarily resulted from Euro-to-U.S. dollar foreign currency fluctuations on Euro-denominated short-term intercompany trade accounts. The foreign exchange losses during the three- and nine-month periods ended September 30, 2007 totaled approximately $134,000 and $167,000, respectively, compared to a loss of $8,000 and $40,000 in the same periods of 2006. The increase in losses during the three- and nine-month periods of 2007 as compared to 2006 was primarily due to a less favorable exchange rate in 2007 and to higher intercompany trade payable and receivable balances, which are denominated in Euros.

Liquidity and Capital Resources

        As of September 30, 2007, we had $21.36 million of cash, cash equivalents and marketable securities, a decrease of $762,000 from $22.12 million at December 31, 2006. This decrease was primarily the result of operating losses and changes in working capital. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenue, equipment financing leases and, to a lesser extent, the exercise of stock options.

        Net cash used in operating activities was $911,000 and includes a net loss of $1.62 million and working capital changes of $1.28 million, offset by noncash charges primarily related to stock-based compensation. Accounts receivable increased $24,000 on higher sales offset by a two-day improvement in days sales outstanding, which decreased to 56 days from 58 days at December 31, 2006. Inventory increased during the first three quarters of 2007 to meet demand of higher quarterly sales of our microsphere products. Consistent with prior years, during the first three quarters of 2007, we made significant annual payments associated with royalties on intellectual property and incentive compensation costs incurred during 2006.

        In the first nine months of 2007, we spent $298,000 to purchase manufacturing equipment to support the expansion of our manufacturing capabilities, additional laboratory equipment, and other equipment to support our sales and marketing expansion and our existing infrastructure. We anticipate the level of capital expenditures in the remaining quarter of 2007 to increase as we continue to invest in manufacturing equipment and research and development equipment.

        Net cash provided by financing activities was $365,000 for the nine months ended September 30, 2007, which included proceeds of $412,000 from the exercise of stock options and purchase of shares of our common stock under employee stock option and purchase plans, offset by scheduled principal payments on existing capital leases.

        We believe that the $21.36 million in cash, cash equivalents and marketable securities that we have as of September 30, 2007, together with anticipated proceeds from sales of our microspheres, delivery systems and other products, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months. In the longer term, we expect to fund our operations and capital requirements through a combination of expected proceeds from product sales and capital equipment financings. However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, our failure to achieve expected product sales, our failure to secure and maintain adequate capital equipment financing arrangements, costs associated with changes in our UFE marketing programs, unanticipated research and development expenses, the scope and results of preclinical testing, changes in the focus and direction of our research and development programs, competitive and technological advances, the effect of product liability challenges, the timing and results of FDA regulatory review, and the market's acceptance of any approved products, including our embolic microspheres used for interventional gynecology and interventional oncology.

        We may incur additional costs, including, without limitation, costs related to ongoing research and development activities, preclinical studies, clinical trials, the expansion of our manufacturing, laboratory and administrative functions, as well as costs relating to further market development and commercialization efforts. We may also need additional funds for such activities and for possible strategic acquisitions of synergistic businesses, products and/or technologies. These additional funds may be substantial and raised from time to time through additional public or private sales of equity, through borrowings or through other financings. There are no assurances that we will be able to obtain any additional funding that may be required, or that any such funding will be on acceptable terms.

  Borrowing Arrangements

        At September 30, 2007, we had a credit facility with a bank under which we may borrow up to $3.00 million. We may use amounts borrowed under the agreement for general working capital and corporate purposes, subject to limitations defined in the agreement. This agreement expires in June 2009.

        There were no borrowings outstanding under this agreement as of September 30, 2007.

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

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, or GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. We do not believe the adoption of SFAS 157 will have a material impact on our results of operations, financial position or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not completed our evaluation of the Interpretation, but we do not currently believe the adoption of SFAS 159 will have a material impact on our results of operation, financial position or cash flows.

        In June 2007, the FASB ratified Emerging Task Force Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," or EITF 07-3. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity's expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those years. We have not completed our evaluation of the EITF, but we do not currently believe the adoption will have a material impact on our results of operation, financial position or cash flows.

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

  •
  any projections of revenue, expenses, earnings or losses from operations or other financial items;

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

        The risks, uncertainties and assumptions referred to above include risks that are described below in "Risk Factors" and elsewhere in this quarterly report on Form 10-Q and that are otherwise described from time to time in our reports filed with the Securities Exchange Commission after this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

        As of September 30, 2007, we did not participate in any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

        Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the Euro, and as of September 30, 2007, approximately Euro 2.01 million, or $2.87 million, remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenue and expenses in France are primarily denominated in the Euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the Euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Other accumulated comprehensive loss" component of stockholders' equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments in money market funds, asset-

backed and corporate obligations. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. A hypothetical 100-basis-point increase or decrease in interest rates would not have a material impact on the fair value of our short-term investments as of September 30, 2007. As of September 30, 2007, approximately 55% of the $9.47 million classified as available-for-sale marketable securities will mature within one year.

ITEM 4. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our EmboGold Microspheres or the negligence of the healthcare providers or both factors combined. The claims that the EmboGold Microspheres were defective are vague and nonspecific. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. We carry product liability insurance and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. Some pretrial discovery has been completed, but no party has disclosed any expert opinions. This case is presently set for trial on October 27, 2008. We intend to defend against the claims vigorously. However, we cannot give any assurance that we will prevail, or that all or any part of our liability, if any, would be covered by our product liability insurance. Accordingly, we are currently unable to predict the financial impact of this product liability litigation.

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

        We have incurred operating losses since our inception and, as of September 30, 2007, had an accumulated deficit of approximately $83.68 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities, and for other general corporate purposes. We expect to continue to incur operating losses for the remainder of 2007 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

        We may never become profitable. If we do become profitable, we may not remain profitable on a continuing basis. Our failure to become and remain profitable would depress the market price of our common stock and impair our ability to raise capital, diversify or expand our business, or continue our operations.

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

        Our currently planned operating and capital requirements primarily include the need for working capital to:

  •
  produce and manufacture our products;

  •
  expand our Unites States sales force;

  •
  support marketing efforts for our Embosphere Microsphere products for UFE and other indications, as well as our other products for sale;

  •
  support our research and development activities; and

  •
  fund our general and administrative costs and expenses.

        However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, the amount of revenue we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; anticipated research and development efforts; cost and time involved in preclinical and clinical testing; the success of product liabilities challenges, all or a portion of which are not covered by product liability insurance; costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review; and the market's acceptance of any approved products. We also expect to incur additional costs related to ongoing research and development activities, preclinical studies, clinical trials, and the expansion of our manufacturing, laboratory and administrative capabilities, as well as costs relating to further market development and commercialization efforts. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

        We will require substantial additional cash to fund our planned, and any unplanned, near- and long-term expenses. If adequate funds are not available, we could be required to reduce our capital expenditures, scale back or eliminate some or all of our research, development, sales and marketing initiatives, reduce our workforce, and license to others products or technologies that we otherwise would seek to commercialize ourselves. Although we may seek additional funding through collaborative arrangements, borrowing money, or the sale of additional equity securities, we may not receive additional funding on reasonable terms, or at all. Any sales of additional shares of our capital stock are likely to dilute our existing stockholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Alternatively, we may borrow money from commercial lenders, possibly at high interest rates, which will increase the risk of your investment in us.

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

        We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulation of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, require a growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent auditors. Under the current law, the internal controls certification requirements of Section 404 of the Sarbanes-Oxley Act will apply to us for the fiscal year ended December 31, 2007, with the attestation requirements applicable for the fiscal year ended December 31, 2008. Accordingly, management is currently reviewing our internal control procedures to facilitate compliance with those requirements. This process could require us to implement measures to improve our internal controls. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. This process may also require us to hire additional personnel and outside advisory services and will result in significant accounting and legal expenses. We expect to incur significant expense in future periods to comply with regulations pertaining to corporate governance and internal controls as described above.

Risks Relating to Our Industry, Business and Strategy

A significant portion of our revenue is derived from sales of our Embosphere Microspheres for UFE, and if we do not successfully commercialize and achieve widespread market acceptance of our Embosphere Microspheres for UFE, our business will be materially harmed and our stock price will decline.

        We estimate that the majority of our revenue in the United States for the two years ended December 31, 2006, and for the nine months ended September 30, 2007, was derived from the sale of

Embosphere Microspheres for use in UFE. Our principal business focus is to grow our embolotherapy business through increases in UFE procedures and in the employment of our Embosphere Microspheres in such procedures. Our ability to grow our product revenue is substantially dependent upon our ability to achieve widespread acceptance of the use of Embosphere Microspheres for the treatment of UFE. If we do not achieve such market acceptance, our rate of product revenue, and our prospects for future profitability and success will be adversely affected. We face a number of significant risks relating to our ability to successfully commercialize Embosphere Microspheres for use in UFE, including risks relating to:

  •
  our ability to successfully market and sell Embosphere Microspheres for use in UFE with our limited sales force;

  •
  the success of our sales and marketing strategies for Embosphere Microspheres for use in UFE, including our ask4UFE campaign, in which we are seeking to increase awareness among patients, referring physicians, interventional radiologists and third-party payers of UFE as an alternative treatment for fibroids;

  •
  our ability to recruit and train our sales force and the effectiveness of our sales force in influencing referral behavior with gynecologists and other health care providers;

  •
  favorable reimbursement treatment from government and third-party insurers for our Embosphere Microspheres for UFE;

  •
  our ability to gain market acceptance of Embosphere Microspheres as a safe, effective and medically necessary treatment for UFE;

  •
  the availability of substantial amounts of cash to fund our commercialization plans;

  •
  competitive factors;

  •
  our ability to effectively develop adequate marketing, manufacturing, and distribution capabilities;

  •
  our ability to maintain the necessary patent protection and regulatory approvals required to market and sell Embosphere Microspheres for UFE; and

  •
  the various other factors discussed in detail throughout this section titled "Risk Factors."

If the market concludes that our products are not safe or effective, we will not achieve widespread market acceptance of our microsphere products, and our business prospects will be seriously harmed.

        Our microspheres are based on new technologies and therapeutic approaches. In the United States, we began selling our first microsphere product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in the embolization of uterine fibroids. We only began to market and sell our HepaSphere Microspheres in the European Union in the fourth quarter of 2005 and received marketing clearance for our QuadraSphere Microspheres in November 2006. Our success will depend upon increasing acceptance by the medical community, patients and third-party payers that our Embosphere Microspheres and other products are medically therapeutic and cost effective. Our products may not gain widespread market acceptance for a variety of reasons including:

  •
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

  •
  To use our microspheres correctly for a particular medical procedure, trained physicians must correctly evaluate the subject vasculature, select and use the proper size and quantity of the product and carry out appropriate placement of the product. Physician error could potentially have significant adverse health effects on the patient, including death.

  •
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

  •
  There is only limited data concerning the long-term health effects on persons receiving embolotherapy using our microspheres. For example, the effect of UFE on continued fertility has not yet been specifically studied, and our FDA clearance for Embosphere Microspheres currently does not include women who desire future pregnancy.

  •
  Product liability claims could create a perception that our products are unsafe. For example, in August 2005 we were named as a defendant in a product liability lawsuit in which the plaintiff claims that he was rendered blind in both eyes as a result of the use of our Embosphere Microspheres or the negligence of the healthcare providers or both factors combined. See "We are a defendant in a product liability lawsuit, the outcome of which is uncertain and could harm our business."

        Other factors could also affect market acceptance of our products, including without limitation the introduction of competing products, unfavorable reimbursement from third party payers, safety concerns with similar products marketed by others, ineffective sales, marketing and distributions support and significant warranty claims.

        If our products fail to achieve widespread market acceptance we will not be able to grow our revenue and achieve profitability, which would adversely affect our business prospects and cause our stock price to decline.

If gynecologists, obstetricians, interventional radiologists and other healthcare providers do not recommend and endorse our products, and if health care providers do not make the necessary referrals to interventional radiologists who administer our embolotherapy products, our sales may decline or we may be unable to increase our sales and profits.

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

        In order for us to sell our products, healthcare professionals must recommend and endorse them. For example, our embolotherapy techniques are administered by interventional radiologists. In the treatment of uterine fibroids using UFE, we believe that we have not yet achieved widespread acceptance of our Embosphere Microsphere product primarily because obstetrics and gynecology physicians may elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require a referral to another specialist, such as an interventional radiologist. The majority of our revenue is from the sale of our Embosphere Microspheres for UFE and, accordingly, our future success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly. Acceptance of our products, and our ability to obtain the necessary endorsements and referrals, depend on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to traditional methods of treatment and the products of our competitors, and on training healthcare professionals in the proper application of our products. If we are not successful in obtaining the recommendations or endorsements of gynecologists, obstetricians, interventional radiologists and other healthcare professionals for our products, our sales may decline or we may be unable to increase our sales and profits.

If we experience delays, difficulties or unanticipated costs in establishing and growing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and seeking to increase our sales.

        We are continuing to develop sales, distribution and marketing capabilities in the United States, the European Union, Asia and in South America. In 2003, we began a marketing strategy to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It will be expensive and time-consuming for us to develop a global marketing and sales force. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products. At September 30, 2007, we had a sales force of 24 persons located principally in the United States and have recently announced our intention to add six additional sales representatives in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentive to maintain our sales force or to attract new sales personnel or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. We have only limited sales and marketing resources both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

        We currently have distribution agreements with approximately 40 third-party distributors. Any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products, thereby exposing us to potential expenses in terminating such distribution agreements. For example, in 2002, we ended a distribution agreement with a third party, in part because of such party's failure to achieve sales forecasts agreed upon by the parties. As a result of subsequent litigation, we were required to pay approximately $800,000 in damages arising from such termination and incurred additional legal and administrative expenses incident to the legal proceeding. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

We will be required to expend significant resources for research, development, testing and regulatory approval of our products under development, and these products may not be developed successfully.

        We are developing and commercializing products for medical applications using embolotherapy techniques, including, without limitation, our MR Microspheres and Resorbable Microspheres, both of which are still in preclinical development. Our products under development may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, engineering, preclinical and/or clinical testing, as well as regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

  •
  be developed successfully;

  •
  be proven safe and effective in clinical trials;

  •
  offer therapeutic or other improvements over current treatments and products;

  •
  meet applicable regulatory standards or receive regulatory approvals;

  •
  be capable of production in commercial quantities at acceptable costs; or

  •
  be successfully marketed.

We may be unable to grow revenue for certain of our products, and if we do not develop and introduce new products, we may not achieve additional revenue opportunities.

        We derived approximately 9% of our revenue for the period ended September 30, 2007 from the sale of nonstrategic medical products that we expect will constitute a less significant portion of our revenue on an ongoing basis as we intend to phase out of this noncore business in 2008. These nonstrategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, we estimate that a portion of our revenue for the nine months ended September 30, 2007 were derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek, clearance from the FDA to market. Accordingly, we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications, assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, we will not achieve new revenue opportunities.

We are a defendant in a product liability lawsuit, the outcome of which is uncertain and could harm our business.

        In August 2005, we were named as a defendant in a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, which we refer to as the Pingel Claim. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our EmboGold Microspheres or the negligence of the healthcare providers or both factors combined. Plaintiffs seek compensatory and punitive damages. Although we currently maintain product liability insurance coverage for our EmboGold Microsphere product that is the subject of the Pingel claim, certain claims asserting medical product liability have in the past resulted in substantial damages awards for plaintiffs and, as such, our insurance may not cover, or provide us with adequate coverage against, a judgment against us. For example, although our product liability insurer has agreed to vigorously defend us with regard to all of the counts set forth against us in the Pingel Claim, the insurer has advised us in writing that any verdict against us for punitive damages is specifically excluded from coverage. The insurer has also advised us that it does not waive any other defenses to coverage that may apply. Moreover, the insurance is subject to a cap on the maximum amount our insurer is required to pay.

        If we do not prevail in this matter, we could be required to pay substantially more in damages than the amount we may seek to recover from our product liability insurer, which could have a material adverse effect on our financial condition and results of operations. Moreover, an adverse outcome could harm our reputation and market acceptance of our products.

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

We instituted a voluntary recall of our HepaSphere Microsphere product in the European Union and Japan, which may result in decreased market acceptance of this product and reputational harm, as well as hindering our ability to generate revenue from sales of the product.

        In March 2006, we instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies routinely performed on all of our product packaging. We received CE mark approval to sell HepaSphere Microspheres in the European Union in 2004 and commercial launch began in late 2005. We also have had limited sales of HepaSphere Microspheres to Dr. Shinichi Hori, the inventor and licensor of HepaSphere Microspheres, in Japan under private import restrictions. HepaSphere Microspheres are contained in a prefilled vial that was in turn initially packaged inside a paper pouch. We determined that a defect in the paper pouch may compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician's hands can become contaminated when handling the vial. Although we are not aware of any adverse events resulting from the defects in the paper packaging, our voluntary recall of this product could result in reputational harm or a perception that the product is not safe, either of which could adversely affect market acceptance of our microsphere products and result in decreased sales. In the third quarter of 2006 we launched a new plastic packaging configuration for our HepaShere Microsphere product designed to correct this defect.

If we are not able to compete effectively, we may experience decreased demand for our products, which may result in price reductions.

        We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. We have experienced increased competition since receiving FDA approval for use of our Embosphere Microspheres for UFE. Our success depends upon our ability to develop and maintain a competitive position in both the embolotherapy and related delivery systems markets. Our key competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are Angiodynamics Incorporated, Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson and Johnson Company, Pfizer, Inc., Terumo Corporation and CeloNova BioSciences, Inc. These and many of our other competitors have greater capabilities, experience and financial resources than we do. As a result, they may develop products more quickly or at less cost, that compete with our microsphere products and related delivery systems. In addition, we may experience decreased demand for our products if these or other competitors announce that they have begun to develop products that compete with our products. For example, in 2004, some of our competitors provided free or reduced-price samples of competing forms of microspheres for the treatment of medical procedures for which our Embosphere Microspheres are indicated. The availability of these free or reduced-price samples has had, and may continue to have, a material adverse effect on our product revenue, primarily due to a loss of market share for the sale of our products. Currently, the primary products with which our microspheres compete for some of our applications are spherical PVA sold by Boston Scientific, Terumo and Biocompatibles, and gel foam sold by Pfizer and non-spherical PVA sold by Angiodynamics, Boston Scientific and Cook. In addition, we may face competing treatments, including Global Endometrial Ablation, High Intensity Focused Ultrasound, da Vinci Hysterectomy Procedure and the Proellex Drug Development Program, that may render our products obsolete or otherwise noncompetitive.

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

        Initiatives to limit the growth of healthcare costs, including price regulation, are underway in the United States and other major healthcare markets. For example, these proposals include prescription drug benefit legislation recently enacted in the United States, and healthcare reform initiatives proposed in certain state and local jurisdictions and other countries. While these initiatives have in many cases related to pharmaceutical pricing, implementation of more sweeping healthcare reforms in significant markets may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician's selection of products used to treat patients.

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

        As of September 30, 2007, we believe that Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 22% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, two of our directors are executive officers of Sepracor, and we have granted board observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitled them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

        The holders of our series A preferred stock have the right to an adjustment in the conversion rate of the series A preferred stock if we issue securities at a price below the purchase price paid by these holders. These provisions could substantially dilute stockholders' interest in BioSphere in the event of future financing transactions. The holders of series A preferred stock also have the right to receive a 6% dividend per annum which, at our election, may be paid in cash or additional shares of series A preferred stock. To date all such dividend payments have been made in additional shares of series A preferred stock. If such dividends continue to be paid in stock, this dividend could also further dilute stockholders' ownership interest. In addition, the holders of our series A preferred stock have the right to participate in future capital-raising transactions by BioSphere. The existence of this right may reduce our ability to establish terms with respect to, or enter into, any financing with parties other than the investors.

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

        Even if the FDA grants us clearance with respect to marketing any product, such products will be subject to ongoing regulatory review and restrictions, including the review of adverse events or malfunctions which are reported after such products are made commercially available, and restrictions on the indications for which we can market the product. The FDA can propose to withdraw approval if new clinical data or experience shows that a product is not safe for use under the approved conditions of use. The marketing claims we are permitted to make in labeling or advertising regarding our microspheres are limited to those consistent with any FDA clearance or approval. For example, because our EmboGold Microspheres are not cleared for specific use in UFE, we may not promote them for this specific use. Although our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepatocellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not specifically indicated for use in hepatocellular carcinoma and hepatic metastasis. FDA requires that we conduct clinical trials prior to submitting an application to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepatocellular cancer or hepatic metastasis, while European Union regulations do not require it for this class of medical devices. Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of hepatocellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials.

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

        We are subject to the Medical Device Reporting, or MDR, regulations that require us to report to the FDA if our products may have caused or contributed to patient death or serious injury, or if our device malfunctioned and a recurrence of the malfunction would be likely to result in a death or serious injury. We must also file reports of device corrections and removals and adhere to the FDA's rules on labeling and promotion. We must also comply with the FDA's Good Manufacturing Practice regulations. Our failure to comply with these or other applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following:

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

        Our operations may be directly or indirectly affected by various state and federal healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. If our past or present operations are found to be in violation of these laws, we and our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and financial condition would be harmed.

Risks Relating to Our Intellectual Property

If we are unable to obtain patent protection for our products, their competitive value could decline.

        We may not obtain meaningful protection for our technology and products with the patents and patent applications that we own or license relating to our microsphere technology or other ancillary products. In particular, the patent rights we possess or are pursuing generally cover our technologies to varying degrees, and these rights may not prevent others from designing products similar to or otherwise competitive with our Embosphere Microspheres and other products we commercialize. To the extent that our competitors are able to design products competitive with ours, we may experience less market penetration with our products and, consequently, we may have decreased revenue. The patent laws involving medical devices and life sciences technologies such as our microspheres are complex and vary from country to country. Thus, we cannot predict whether we will secure patent protection from any of our existing patent applications in the United States or abroad, although we have a current policy of pursuing patent protection wherever possible for our new technologies. Nor can we predict whether such coverage will be meaningful.

        We do not know whether competitors have similar U.S. patent applications on file, since U.S. patent applications filed before November 28, 2000, or for which no foreign patents will be sought, are secret until issued, and applications filed after November 28, 2000 are published approximately 18 months after their earliest priority date. Consequently, the United States Patent and Trademark Office could initiate interference proceedings involving our owned or licensed U.S. patent applications or issued patents. Further, there is a substantial backlog of patent applications at the United States Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

        We are dependent on various license agreements relating to each of our current and proposed products that give us rights under intellectual property rights of third parties. In particular, we have an agreement with L'Assistance Publique-Hopitaux De Paris, pursuant to which L'Assistance Publique-Hopitaux De Paris has granted us exclusive rights to use two United States patents and their foreign counterparts that we jointly own with L'Assistance Publique-Hopitaux De Paris relating to Embosphere Microspheres. We also have an agreement with Dr. Shinichi Hori pursuant to which we have an exclusive royalty-bearing license relating to patent rights for our HepaSphere Microsphere product. We also have an agreement with Archimmed SARL pursuant to which we have an exclusive royalty-bearing license to patent rights for our MR Microsphere product, which is in development. Each of these agreements can be terminated on short notice by the licensor if we default on our obligations under the license and fail to cure such default after notice is provided. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party's failure, to comply with the terms of any of these licenses could result in our losing our rights to the license, which could result in our being unable to develop, manufacture or sell products which contain the licensed technology.

Risks Relating to the Production and Supply of Our Products

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer.

        If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce and package all of our microsphere products in one manufacturing facility in France. We have contracted with Brivant Medical Engineering and Radius Medical Technologies, Inc. to supply our guidewire products, and are currently in negotiation to extend our previous contract with Accellent, Inc. and Concert Medical to supply and package our catheter products. Either we or any third-party manufacturer would likely experience significant delays or cessation in producing our products if we or they experience a failure in any process-critical equipment or if a labor strike, natural disaster, local or regional conflict or other facility or supply disruption were to occur. If we are unable to manufacture and package our products at our facility in France, we may be required to enter into arrangements with one or more alternative contract manufacturing companies.

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

        Medical device manufacturers must adhere to current Good Manufacturing Practices and Quality System Regulations which are enforced by the FDA through its inspection program. We and other third-party manufacturers must comply with various quality system requirements pertaining to all aspects of our product design and manufacturing process, including requirements for packaging, labeling and record keeping, complaint handling, corrective and preventive actions and internal auditing. In addition, medical device manufacturing laws are also in effect in the many countries outside of the U.S. We or our third-party manufacturers may not be able to comply or maintain compliance. If we or any third-party manufacturers we engage fail to comply, such noncompliance could significantly delay our receipt of new product premarket approvals, result in FDA enforcement action, including an embargo on imported devices or otherwise cause delays and disruptions in the manufacture and supply of our products, any of which would harm our reputation and could materially adversely affect our operating results.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers' demands for our products in a timely manner or within budget.

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

        Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenue from the sale of our microspheres and other products in the European Union. For the nine months ended September 30, 2007 and the year ended December 31, 2006, approximately 23% of our revenue was derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

        The market price of our stock is highly volatile. From January 1, 2005 through November 1, 2007, the price of our common stock has ranged from a low of $3.50 to a high of $9.43. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

Date: November 13, 2007	BIOSPHERE MEDICAL, INC.
/s/ RICHARD J. FALESCHINI Richard J. Faleschini Chief Executive Officer (principal executive officer)
Date: November 13, 2007	/s/ MARTIN J. JOYCE Martin J. Joyce Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Acknowledgement and Amendment Agreement between the Company and Martin J. Joyce, dated October 10, 2007.
10.2*	Acknowledgement and Amendment Agreement between the Company and Peter C. Sutcliffe, dated October 10, 2007.
10.3*	Third Acknowledgement and Amendment Agreement between the Company and Richard J. Faleschini, dated October 10, 2007.
31.1**	Certification of the principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 12, 2007.

**
Filed herewith.

QuickLinks

BioSphere Medical, Inc. Form 10-Q For the Quarter Ended September 30, 2007 Table of Contents
PART I. FINANCIAL INFORMATION
BIOSPHERE MEDICAL, INC. CONSOLIDATED BALANCE SHEETS
BIOSPHERE MEDICAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
BIOSPHERE MEDICAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
BIOSPHERE MEDICAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
Risks Relating to Our Future Profitability, Our Financial Results and Need For Financing
Risks Relating to Our Industry, Business and Strategy
Risks Relating to Regulatory Matters
Risks Relating to Our Intellectual Property
Risks Relating to the Production and Supply of Our Products
Risks Relating to Our Foreign Operations
Risk Relating to Our Stock Price
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX