Form 10-Q
period 2008-03-31
BIOSPHERE MEDICAL INC
filed 2008-05-09
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b 2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b 2 of the Exchange Act.).
Yes  ☐   No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 1, 2008 was 18,296,834 shares.

BioSphere Medical, Inc.

Form 10-Q

For the Quarter Ended March 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,748	$15,608
Marketable securities	2,956	7,971
Accounts receivable, net of allowance for doubtful accounts of $163 and $160 as of March 31, 2008 and December 31, 2007, respectively	4,582	4,097
Inventories	3,795	3,836
Prepaid and other current assets	1,018	613
Total current assets	30,099	32,125
Property and equipment, net	1,180	1,124
Goodwill	1,443	1,443
Other assets	72	67
Total Assets	$32,794	$34,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1 ,284	$1,970
Accrued compensation	1,758	1,674
Other accrued liabilities	1,104	1,816
Accrued preferred dividend	145	—
Current portion of capital lease obligations and long-term debt	9	27
Current portion of deferred licensing revenue	83	83
Total current liabilities	4,383	5,570
Long-term debt and capital lease obligations	14	17
Long-term portion of deferred licensing revenue	42	63
Total Liabilities	4,439	5,650

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 6% series A convertible preferred stock, 12,000 shares authorized, 9,636 and 9,495 shares issued and outstanding, as of March 31, 2008 and December 31, 2007, respectively (aggregate liquidation preference including accrued dividends of $9,781 at March 31, 2008)	8,521	8,523
Common stock, $.01 par value; 50,000,000 shares authorized, 18,296,834 and 18,287,834 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	183	183
Additional paid-in capital	104,176	103,753
Accumulated deficit	(85,606)	(84,059)
Accumulated other comprehensive income	1,081	709
Total stockholders’ equity	28,355	29,109
Total Liabilities and Stockholders’ Equity	$32,794	$34,759

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Revenue:
Product sales	$7,110	$6,481
Licensing revenue	104	104
Total revenue	7,214	6,585
Costs and expenses:
Costs of product sales	2,043	2,095
Research and development	647	661
Sales	2,652	2,048
Marketing	1,323	1,392
General, administrative and patent	1,903	1,656
Total costs and expenses	8,568	7,852
Loss from operations	(1,354)	(1,267)
Interest income	171	259
Interest expense	(3)	(3)
Foreign exchange loss, net	(220)	(25)
Other income, net	5	—
Net loss	(1,401)	(1,036)
Preferred stock dividends	(145)	(136)
Net loss applicable to common stockholders	$(1,546)	$(1,172)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.09)	$(0.07)
Weighted average number of common shares outstanding
Basic and diluted	17,962	17,537

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(1,401)	$(1,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	58	114
Depreciation	107	105
Non-cash stock compensation	396	402
Foreign currency loss, net	220	25
Realized gain on available-for-sale investments	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(383)	(93)
Inventories	130	(139)
Prepaid expenses and other current assets	(359)	(531)
Accounts payable	(727)	(120)
Accrued compensation	31	(409)
Other accrued expenses	(783)	(667)
Net cash used in operating activities	(2,712)	(2,349)
Cash flows from investing activities:
Purchase of property and equipment	(109)	(167)
Purchase of marketable securities	—	(1,968)
Proceeds from the sale and maturity of marketable securities	4,998	7,590
Net cash provided by investing activities	4,889	5,455
Cash flows from financing activities:
Proceeds from issuance of common stock under employee benefit and incentive plans	26	57
Payment of cash dividends in lieu of partial shares	(1)	(1)
Principal payments under long-term debt and capital lease obligations	(21)	(18)
Net cash provided by financing activities	4	38
Effect of exchange rate changes on cash and cash equivalents	(41)	(3)
Net increase in cash and cash equivalents	2,140	3,141
Cash and cash equivalents at beginning of period	15,608	8,913
Cash and cash equivalents at end of period	$17,748	$12,054

Supplemental disclosure of non-cash financing activity:
Preferred cash dividends accrued, not paid	$145	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Nature of Business

BioSphere Medical, Inc. (the “Company”) develops, manufactures and markets products for medical procedures that use embolotherapy. Embolotherapy is the therapeutic introduction of various biocompatible substances into a patient’s circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging or to devitalize or destroy the structure or organ by occluding its blood supply. The Company’s core technologies consist of patented bioengineered polymers. These core technologies are used to produce miniature spherical embolic particles, or microspheres, which are designed to have uniquely beneficial properties for a variety of applications. The Company’s principal focus is the application of its Embosphere® Microspheres for the treatment of symptomatic uterine fibroids using a procedure called uterine fibroid embolization (“UFE”). The Company’s wholly owned subsidiary, BioSphere Medical SA (“BMSA”), a French société anonyme, holds the license to the embolotherapy technology that is the main focus of the Company’s business.

2.                 Summary of Significant Accounting Policies

  Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The consolidated financial statements include the accounts of the Company’s three wholly owned subsidiaries, BMSA, BioSphere Medical Japan, Inc. and BSMD Ventures, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the three months ended March 31, 2008 and 2007. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which has been filed with the Securities and Exchange Commission.

Reclassifications

Certain reclassifications have been made to conform to the current year presentation. In connection with preparation of the accompanying consolidated financial statements, the Company concluded that it was appropriate to classify its support of certain international trade shows initiated by the international sales force as marketing expenses. Previously, such trade show costs were classified as selling expenses. This revision in classification does not affect total operating costs and expenses. In connection with preparation of the accompanying consolidated statements of cash flows, the Company concluded that it was appropriate to classify the foreign currency loss on intercompany transactions within operating activities. This revision in classification does not affect the net change in cash and cash equivalents.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with its investment policy, surplus cash is invested in investment grade corporate and U.S. government debt as well as certain asset-backed securities. The Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value, with unrealized gains and losses included in accumulated other comprehensive income in the accompanying balance sheet. For the three months ended March 31, 2008 and 2007, the Company did not record significant realized gains or realized losses on marketable securities.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued  Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,”(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements.  The

Company adopted SFAS 157 on January 1, 2008.  The adoption of SFAS 157 did not have any impact on the Company’s results of operation, financial position or cash flows.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at each reporting period as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
(in thousands)	March 31, 2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Marketable securities:
Corporate obligations	$169	$—	$169	$—
Tax exempt obligations	254	—	254	—
Asset-backed obligations	2,533	—	2,533	—
Total marketable securities	2,956	—	2,956	—
Cash equivalents:
Treasury obligations	16,801	16,801	—	—
Total marketable securities and cash equivalents	$19,757	$16,801	$2,956	$—

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of December 31, 2007 are as follows:

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2007	(Level 1)	(Level 2)	(Level 3)
Marketable securities:
Corporate obligations	$1,366	$—	$1,366	$—
Bank obligations	1,167	—	1,167	—
Asset-backed obligations	3,303	—	3,303	—
Federal agency obligations	1,883	—	1,883	—
Tax-exempt obligations	252	—	252	—
Total marketable securities	7,971	—	7,971	—
Cash equivalents:
Bank obligations	1,450	—	1,450	—
Treasury obligations	12,100	12,100	—	—
Total marketable securities and cash equivalents	$21,521	$12,100	$9,421	$—

Research and Development

Research and development costs include payroll, facility costs, administrative expenses, and third-party costs related to: developing new products, making technological improvements to existing products and production methods. Research and development costs are expensed in the period incurred. Preclinical testing of product candidates and clinical trials and product validation costs associated with recently launched products are also included in research and development expenses.

In June 2007, the FASB ratified Emerging Issue Task Force (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense in the period such determination is made. The Company adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company’s results of operations, financial position or cash flows.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss; specifically, the effects of foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities. For the three months ended March 31, 2008 and 2007, the Company’s comprehensive loss was as follows:

	For the Three Months Ended March 31,
(in thousands)	2008	2007
Net loss	$(1,401)	$(1,036)
Cumulative translation adjustment	389	60
Unrealized (losses) gains on investments	(17)	12
Total comprehensive loss	$(1,029)	$(964)

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

	As of March 31,
(in thousands)	2008	2007
Shares issuable upon exercise of stock options	2,900	2,892
Shares issuable upon conversion of convertible securities	2,409	2,304
Shares issuable upon exercise of outstanding warrants	400	400
Unvested restricted stock awards	333	430
	6,042	6,026

Stock Plans

The Company applied the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) beginning January 1, 2006, using the modified prospective transition method. This statement requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, the Company has not adjusted its financial statements for periods prior to the date of adoption for the change in accounting. However, the Company recognizes compensation expense for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period of such awards.

3.              Marketable Securities and Cash Equivalents

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

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of March 31, 2008 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Corporate obligations	$175	$—	$(6)	$169
Asset-backed obligations	2,538	17	(22)	2,533
Tax-exempt obligations	254	—	—	254
Total marketable securities	2,967	17	(28)	2,956
Cash equivalents:
Treasury obligations	16,801	—	—	16,801
Total marketable securities and cash equivalents	$19,768	$17	$(28)	$19,757

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of December 31, 2007 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Corporate obligations	$1,368	$1	$(3)	$1,366
Bank obligations	1,162	6	(1)	1,167
Asset-backed obligations	3,305	10	(12)	3,303
Federal agency obligations	1,879	4	—	1,883
Tax-exempt obligations	252	—	—	252
Total marketable securities	7,966	21	(16)	7,971
Cash equivalents:
Bank obligations	1,449	1	—	1,450
Treasury obligations	12,100	—	—	12,100
Total marketable securities and cash equivalents	$21,515	$22	$(16)	$21,521

As of March 31, 2008, the contractual maturities of marketable securities are as follows:

(in thousands)	Estimated Fair Market Value
Due within one year:
Corporate obligations	$169
Asset-backed securities	159
Due between one and five years:
Asset-backed securities	2,102
Due after ten years:
Asset-backed obligations	272
Tax-exempt obligations	254
Total marketable securities	$2,956

No material realized gains or losses on the Company’s marketable securities were recognized for the three months ended March 31, 2008 and 2007.

4.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	March 31, 2008	December 31, 2007
Finished goods	$2,320	$2,387
Work in process	1,332	1,319
Raw material	143	130
Total inventory	$3,795	$3,836

5.  Segment Information

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

	For the Three Months Ended March 31,
(in thousands)	2008	2007
Revenue:
United States	$5,060	$4,601
France	1,066	1,055
Other European Union countries	592	636
Other foreign countries	496	293
Total revenue	$7,214	$6,585

(in thousands)	March 31, 2008	December 31, 2007
Long-lived assets:
United States	$395	$340
France	785	784
Total long-lived assets	$1,180	$1,124

6.  Stock Options

The fair value of stock options granted during the three months ended March  31, 2008 and 2007 are estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2008	2007
Options granted (in thousands)	693	355
Weighted average exercise price	$4.25	$7.20
Weighted average grant date fair value	$2.52	$4.63
Assumptions:
Dividend yield	0%	0%
Expected volatility	65%	69%
Risk-free interest rate	2.81%	4.54%
Expected term (years)	5.63	5.83

Changes in outstanding stock options for the three months ended March 31, 2008 were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,220	$5.29
Granted	693	$4.25
Exercised	(9)	$2.90
Forfeited and expired	(5)	$5.95

Outstanding at March 31, 2008	2,899	$5.05	7.69	$1,921

Exercisable at March 31, 2008	1,043	$5.50	6.25	$974
Vested or expected to vest at March 31, 2008	2,521	$5.07	7.57	$1,735

Changes in non-vested restricted stock awards for the three months ended March 31, 2008 were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	333	$1.99
Awarded	—
Non-vested at March 31, 2008	333	$1.99

The following table presents the stock-based compensation expense for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31
(in thousands)	2008	2007
Cost of product sales	$54	$78
Research and development	$34	$27
Sales	$11	$77
Marketing	$19	$11
General, administrative and patent	$278	$209

At March 31, 2008, there was $4.90 million and $308,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options and restricted stock awards, respectively, which the Company expects to recognize over weighted-average periods of 3.51 years and 2.02 years, respectively.  However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

7.  Contingencies

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of the Company’s EmboGold Microspheres or the negligence of the healthcare providers or both factors combined. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. The Company carries product liability insurance and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which it has denied the claims being made.  Some pretrial discovery has been completed, but no party has disclosed any expert opinions. The case is presently set for trial on July 6, 2009. The Company intends to defend against the claims vigorously. However, the Company cannot give any assurance that it will prevail or that all or any part of its liability, if any, would be covered by its product liability insurance. Accordingly, the Company is currently unable to predict the financial impact of this product liability litigation.

9.  Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for eligible financial assets or liabilities that are currently not required to be measured at fair value.

In June 2007, the FASB ratified EITF No. 07-3. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those years. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“ SFAS 141R”), a replacement of SFAS No. 141, “Business Combinations,” (“SFAS 141”). SFAS 141R applies to all transactions and other events in which an entity obtains control over one or more other businesses. The statement changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of SFAS 141R will have a material impact on its results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of Accounting Research Bulletin No. 51”  (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for noncontrolling interest (formally referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically the statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gains or losses will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133 and  requires additional information about how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flow. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not believe the adoption of SFAS 161 will have a material impact on its results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans, strategy and expectations for our business, financial condition and operations,  includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Part II, Item 1A—Risk Factors”  below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

We develop, manufacture and market products for medical procedures that use embolotherapy. Embolotherapy is the therapeutic introduction of various biocompatible substances into a patient’s circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging, or to devitalize or destroy the structure or organ by occluding its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles, or microspheres, with uniquely beneficial properties for a variety of medical applications. We currently market and sell four microsphere products:

•              Embosphere® Microspheres, which are marketed for hypervascularized tumors, which include symptomatic uterine fibroids, and arteriovenous malformations in the United States, the European Union, the People’s Republic of China and several other foreign markets;

•              EmboGold® Microspheres, which are marketed for hypervascularized tumors and arteriovenous malformations in the United States, the European Union and several other foreign markets;

•              HepaSphere™ Microspheres, which are marketed in the European Union and Brazil for primary and metastatic liver cancer, and in the European Union for drug delivery in the treatment of primary and metastatic liver cancer;

•              QuadraSphere® Microspheres, which are marketed for the treatment of hypervascularized tumors and arteriovenous malformations in the United States. Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres. However, the clearance from the United States Food and Drug Administration, or FDA, for QuadraSphere Microspheres does not include specific indications for the treatment of primary and metastatic liver cancer. FDA regulations require that we conduct clinical trials prior to submitting an application to claim the use of QuadraSphere Microspheres for the treatment of a specific disease or condition, such as primary and metastatic liver cancer, while European Union regulations do not require preclearance clinical trials for this class of medical device on an indication-by-indication basis. Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of primary and metastatic liver cancer, we must conduct clinical trials.  We do not currently intend to seek such approval.

In January 2008, China’s Medical Device Department of the State Food and Drug Administration approved our  Embosphere Microspheres for clinical use for vascular embolizations, arteriovenous malformations, hypervascularized tumors and symptomatic uterine fibroids. In March 2008, we commercially launched Embosphere Microspheres in the People’s Republic of China.

In the first three months of 2008, and during the year ended December 31, 2007, we primarily recognized revenue from product sales of our embolic products in North America and the European Union. We also recognized revenue from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenue also includes the sale of accessory embolotherapy devices such as our EmboCath® Plus, Sequitor® Guidewire and Segway® Guidewire, as well as our barium delivery kits and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenue in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids using a procedure called uterine fibroid embolization, or UFE.

Our principal focus is growing our embolotherapy business worldwide through increased utilization of UFE and other hypervascularized tumor embolization procedures. Our marketing strategy is to promote UFE procedures for patients suffering with uterine fibroids through our ask4UFE.com® campaign and other local advertising and public relations campaigns and also to specifically promote our Embosphere Microspheres as the product of choice for UFE procedures. Our success will depend upon the increased acceptance by the medical community, patients and third-party payers of the benefits of UFE procedures, and acceptance of our Embosphere Microsphere product and our other products, as safe, medically therapeutic and cost effective.

We have experienced operating losses in each period since our inception. As of March 31, 2008, we had approximately $20.70 million in cash, cash equivalents and marketable securities, and an accumulated deficit of approximately $85.61 million. We expect to continue to incur operating losses in 2008 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

Research and Development

Research and development expenses as a percentage of total revenue for the three months ended March 31, 2008 and 2007 were 9% and 10%, respectively. Research and development expenses in each of these periods relate primarily to:

•                                          research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, including our Resorbable Microspheres and our MR Microspheres, both of which are in preclinical development;

•                                          further preclinical testing and clinical trials to support initial and/or additional clinical indications and/or pre-marketing approvals for our Embosphere Microspheres, HepaSphere Microspheres, QuadraSphere Microspheres, Sequitor Steerable Guidewire and EmboCath Plus Infusion Microcatheter, all of which products are currently approved and marketed for specified indications and in specified geographic locations; and

•                                          improving our manufacturing processes for our currently marketed products.

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

We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates that are currently in development or from any of our approved products for which we are seeking expanded marketing approvals in selected indications or geographic regions, due to the numerous risks and uncertainties associated with developing and commercializing medical devices, including uncertainties relating to:

•              the technical risks in new product research and development;

•              the scope, rate of progress and cost of clinical trials and other research and development activities undertaken by us;

•              future clinical trial results;

•              publicity with respect to our products or their indications;

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

Any failure to complete the development of our product candidates in a timely manner, or at all, could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth in “Part II, Item 1A—Risk Factors” below.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure at the date of our financial statements. The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, stock-based compensation, accounts receivable and inventories. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the Securities and Exchange Commission, or SEC.

In our 2007 Annual Report on Form 10-K, we identified the critical accounting policies upon which the consolidated financial statements were prepared. We reviewed our policies and determined that these remain the critical accounting policies for the quarter ended March 31, 2008. We did not make any significant changes to these policies during the quarter.

Results of Operations

Three Months Ended March 31, 2008 and March 31, 2007

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
(in thousands)	2008	2007	($)	(%)
Total revenue	$7,214	$6,585	$629	10%
Costs of product sales	2,043	2,095	(52)	(2)%
Gross margin	$5,171	$4,490	$681	15%
Gross margin %	72%	68%	4%

Revenue.  The $629,000, or 10%, increase in revenue in the three month period ended March 31, 2008 as compared to the same period in 2007 was primarily due to an increase in sales of our microsphere products for interventional gynecology and interventional oncology procedures.

•                                          product revenue from sales of our microspheres for use in interventional gynecology for UFE increased $451,000, or 10%, from the three month period ended March 31, 2007, on higher sales of our Embosphere Microspheres in the United States.  During the three months ended March 31, 2008, sales in the United States increased $377,000, or 11%. Sales outside the United States increased $74,000, or 9%, principally due to higher foreign exchange rates.

•                                          product revenue from microsphere sales used in interventional oncology, primarily for use in treating liver cancer, increased $173,000, or 15%, from the three month period ended March 31, 2007, on increased demand  for our Embosphere Microspheres outside the United States. This increase was primarily due the commercial launch of Embosphere Microspheres in China and to an increase in sales to Brazil.

Additional increases in revenue during the three month period ended March 31, 2008, as compared to the prior period, were due to increased sales of our delivery systems and changes in foreign exchange rates. Product revenue from the sales of our delivery system products increased $60,000, or 22% from the three months ended March 31, 2007, primarily to increased demand in the United States.

Included in the increase in revenue noted above is the effect of changes in foreign exchange rates. During the three month period ended March 31, 2008 as compared to the same period in 2007, revenue increased $164,000, as sales from our French operations increased due to the weakening of the U.S. dollar versus the euro.

Sales of nonstrategic gastric products in Europe, which include, among other things, barium and drainage kits, decreased $55,000, or 9%, as compared to the three month period ended March 31, 2007 as we continued to implement our phase-out of these nonstrategic products in 2008.

Costs of Product Sales.  The decrease in costs of product sales during the three month period ended March 31, 2008, as compared to the same period in 2007, was primarily due to a mix of product sales with higher microsphere sales volume which have the highest gross margins and to a lesser extent, costs associated with a decrease in the charge for excess inventory during the three months ended March 31, 2008.

The gross margin as a percentage of revenue for the three months ended March 31, 2008 and 2007 were 72% and 68%, respectively, primarily attributable to the increase in microsphere sales, which have the highest gross margins, and to the decrease in inventory reserves.

Expense Overview

	For the Three Months Ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
(in thousands)	2008	2007	($)	(%)
Research and development	$647	$661	$(14)	(2)%
Sales	2,652	2,048	604	29%
Marketing	1,323	1,392	(69)	(5)%
General, administrative and patent	1,903	1,656	247	15%
Total operating expenses	$6,525	$5,757	$768

Research and Development Expense.  The decrease in research and development expense in the three month period ended March 31, 2008 as compared to the same period in 2007 was primarily due to a $45,000 decrease in spending on clinical activities in the 2008 period due to a decrease in ongoing research and development programs, offset by a $31,000 increase in the cost of our European operations as a result of changes in foreign exchange rates. We are currently evaluating research and development initiatives for 2008 and expect that research and development expenses may increase in future periods.

Sales Expense.  Sales expense for the three month period ended March 31, 2008 increased over the comparable period in 2007 due to the expansion of the direct sales force located in the United States and to the addition of a dedicated resource to manage our distributor relationships in Asia and South America.  During the three month period ended March 31, 2008, we increased the number of U.S. sales territories from 18 to 24 and hired a fourth regional manager.

Marketing Expense.  Marketing expense for the three month period ended March 31, 2008 decreased as compared to the same period in 2007, primarily due to a decrease in spending on U.S. local marketing programs offset by our sponsorship of a satellite symposium at this year’s Society of Interventional Radiologists, or SIR, 33rd Annual Scientific Meeting and an increase in other national marketing initiatives.  In an effort to increase the effectiveness of our U.S. local marketing programs, we instituted strict cost benefit guidelines in 2008 which must be considered before we begin a program.  These guidelines include but are not limited to requiring a minimum return on investment, and have resulted in a decrease in spending of $430,000, as compared to the same period in 2007.

Offsetting this decrease was an increase in spending on U.S. national marketing activities, including public relations activities, journal articles and our sponsorship of presentations related to our embolic products at this year’s SIR satellite symposium, totaling $313,000.

General, Administrative and Patent Expense.  General, administrative and patent expense for the three month period ended March 31, 2008 increased over the comparable period in 2007, primarily due to an increase in patent costs associated with our HepaSphere drug delivery platform and to start-up costs for the commercial launch of Embosphere Microspheres in the People’s Republic of China.

Interest Income.  Interest income in the three month period ended March 31, 2008 was $171,000, compared to $259,000 in the comparable period in 2007.  The decrease of $88,000 for the three month period ended March 31, 2008 was primarily due to lower interest rates on available investment-grade assets as compared to the prior year period.

Foreign Exchange Loss, Net. Foreign exchange losses primarily resulted from euro-to-U.S. dollar foreign currency fluctuations on euro-denominated intercompany short-term trade payable accounts. The foreign exchange losses during the three month period ended March 31, 2008 totaled approximately $220,000, compared to a loss of $25,000 in the same period of 2007. The increase in the loss was primarily the result of appreciation of the euro versus the U.S. dollar during the three months ended March 31, 2008, as compared to the prior period.

Liquidity and Capital Resources

As of March 31, 2008, we had $20.70 million of cash, cash equivalents and marketable securities, a decrease of $2.88 million from $23.58 million at December 31, 2007. This decrease was primarily the result of operating losses and changes in working capital. Consistent with prior years, during the first quarter of 2008, we made significant annual payments associated with intellectual property and incentive compensation costs incurred during 2007. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenue, bank financing and, to a lesser extent, the exercise of stock options.

Net cash used in operating activities for the three months ended March 31, 2008 was $2.71 million and includes a net loss of $1.40 million and $2.09 million in working capital changes, offset by non-cash charges primarily related to stock-based compensation. Accounts receivable increased $383,000 due to higher sales and to a two-day increase in days sales outstanding, which increased to 57 days at March 31, 2008 from 55 days at December 31, 2007.

Net cash used in operating activities for the three months ended March 31, 2007 was $2.35 million and includes a net loss of $1.04 million and $1.96 million in working capital changes, offset by non-cash charges primarily related to stock-based compensation. Accounts receivable decreased $93,000 on higher sales offset by a one-day improvement in days sales outstanding, which decreased to 57 days from 58 days at December 31, 2006.

In the first quarter of 2008, we spent $109,000 to purchase computer equipment to support the expansion of our direct sales force and our existing infrastructure. We anticipate the level of capital expenditures in the remaining quarters of 2008 to increase as we expand our manufacturing capabilities.

Net cash provided by financing activities was $4,000 for the three months ended March 31, 2008, which included $26,000 from the exercise of stock options, offset by scheduled principal payments, such as those on existing capital arrangements.

We believe that the $20.70 million in cash, cash equivalents and marketable securities that we have as of March 31, 2008, together with anticipated proceeds from sales of our microspheres, delivery systems and other products, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months. In the longer term, we expect to fund our operations and capital requirements through a combination of expected proceeds from product sales and capital equipment financings.

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

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, unanticipated changes in the amount of revenue we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; the outcome of product liability challenges, including the current product liability lawsuit described below under “Part II, Item 1—Legal Proceedings,” for which any adverse judgment against us may not be adequately covered by product liability insurance; costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review; and the market’s acceptance of any approved products. We also may need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

We will require substantial additional cash to fund our planned, and any unplanned expenses. If adequate funds are not available, we could be required to reduce our capital expenditures, scale back or eliminate some or all of our research, development, sales and marketing initiatives, reduce our workforce, and license to others or divest products or technologies that we otherwise would seek to commercialize ourselves. We may seek additional funding through a combination of collaborative arrangements, debt financing, or the sale of additional equity securities. We may not receive such additional funding on reasonable terms, or at all. Any sales of equity or debt securities are likely to dilute our existing stockholders, and the new securities may have rights, preferences or privileges senior to those of existing holders of our capital stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Borrowing Agreements

At March 31, 2008, we had a credit facility with a bank under which we may borrow up to $3.00 million. We may use amounts borrowed under the agreement for general working capital and corporate purposes, subject to limitations defined in the agreement. This agreement expires in June 2009.

There were no borrowings outstanding under this agreement as of March 31, 2008.

Other Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments as previously included in our Form 10-K as of December 31, 2007.

Off Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” or SFAS 141R, a replacement of SFAS No. 141, “Business Combinations,” or SFAS 141. SFAS 141R applies to all transactions and other events in which an entity obtains control over one or more other businesses. The statement changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We do not believe the adoption of SFAS 141R will have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of Accounting Research Bulletin No. 51,” or SFAS 160. SFAS 160 establishes new accounting and reporting standards for noncontrolling interest (formally referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically the statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gains or losses will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not believe the adoption of SFAS 160 will have a material impact on our results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS 161.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133 and  requires additional information about how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect our financial position, financial performance and cash flow. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS 161 will have a material impact on our results of operations, financial position or cash flows.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including:

•              any projections of revenue, expenses, earnings or losses from operations, or other financial items;

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

The risks, uncertainties and assumptions referred to above include risks that are described below in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission after this report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of March 31, 2008, we did not participate in any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the euro, and as of March 31, 2008 approximately euro 1.30 million or $2.05 million, remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenue and expenses in France are primarily denominated in the euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments in money market funds, asset-backed and corporate obligations. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. A hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our short-term investments or their respective cash flows as of March 31, 2008. As of March 31, 2008, approximately 11% of the $2.96 million classified as available-for-sale marketable securities will mature within one year.

ITEM 4.     CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, captioned Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our EmboGold Microspheres or the negligence of the healthcare providers or both factors combined. The claims that the EmboGold Microspheres were defective are vague and nonspecific. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. We carry product liability insurance and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. Some pretrial discovery has been completed, but no party has disclosed any expert opinions. This case is presently set for trial on July 6, 2009. We intend to defend against the claims vigorously. However, we cannot give any assurance that we will prevail, or that all or any part of our liability, if any, would be covered by our product liability insurance. Accordingly, we are currently unable to predict the financial impact of this product liability litigation.

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

The following risk factors restate and supersede the risk factors previously disclosed in Item 1A of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007.

Risks Relating to Our Future Profitability, Our Financial Results and Need For Financing

Because we have a history of losses and our future profitability is uncertain, our common stock is a speculative investment.

We have incurred operating losses since our inception and, as of March 31, 2008, had an accumulated deficit of approximately $85.61 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses in 2008 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

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

We believe that our existing cash and other working capital, together with anticipated proceeds from sales of our products, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months.

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

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, unanticipated changes in the amount of revenue we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; the outcome of product liability challenges, including the current product liability lawsuit previously described under “Item 1—Legal Proceedings,” for which any adverse judgment against us may not be adequately covered by product liability insurance; costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review; and the market’s acceptance of any approved products. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

We will require substantial additional cash to fund our planned, and any unplanned expenses. If adequate funds are not available, we could be required to reduce our capital expenditures, scale back or eliminate some or all of our research, development, sales and marketing initiatives, reduce our workforce, and license to others or divest products or technologies that we otherwise would seek to commercialize ourselves. We may seek additional funding through a combination of collaborative arrangements, debt financing, or the sale of additional equity securities. We may not receive such additional funding on reasonable terms, or at all. Any sales of equity or debt securities are likely to dilute our existing stockholders, and the new securities may have rights, preferences or privileges senior to those of existing holders of our capital stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, new SEC regulations and NASDAQ Global Market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. In addition, future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New accounting pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future and as a result we may be required to make changes in our accounting policies, for example the 2006 requirement under SFAS No. 123R, “Share-Based Payment” to expense stock options.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and we expect will require attestation of the effectiveness of our internal controls by our independent auditors beginning as early as the fiscal year ended December 31, 2008. This process could require us to implement significant measures to improve our internal controls, may require us to hire additional personnel and outside advisory services and will result in significant accounting and legal expenses. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Changes to our performance in each jurisdiction in which we operate, resulting from either changes in our business or as a result of routine tax audits, could materially impact our deferred tax asset or could materially impact our future financial position or results of operations.

We use the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax bases of assets and liabilities using current statutory tax rates in each tax jurisdiction in which we operate. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the size of the net operating loss carryforward in relation to our history of unprofitable operations, we have not recognized any of our net deferred tax assets. However, future improvements in operational performance in any tax jurisdiction which we operate, while not guaranteed, could result in increased certainty of our ability to apply deferred tax assets against taxable income, which could, in turn, result in a significant impact on the value of our deferred tax assets and reported operating results.

Risks Relating to Our Industry, Business and Strategy

A significant portion of our revenue is derived from sales of our Embosphere Microspheres for UFE, and if we do not successfully commercialize and achieve widespread market acceptance of our Embosphere Microspheres for UFE, our business will be materially harmed and our stock price will decline.

The majority of our revenue in the United States for the year ended December 31, 2007, and for the three months ended March 31, 2008, was derived from the sale of Embosphere Microspheres for use in UFE. Our principal business focus is to grow our embolotherapy business through increases in the utilization rate of UFE procedures versus other procedures to treat uterine fibroids and in the employment by medical providers of our Embosphere Microspheres in such procedures in lieu of competing products. We began marketing and selling Embosphere Microspheres for UFE in 2002, but to date we have not achieved widespread market acceptance for our products. Our ability to grow our product revenue is substantially dependent upon growth in UFE procedures and our ability to achieve widespread acceptance of the use of Embosphere Microspheres for the treatment of UFE. If growth in UFE procedures does not occur and if we do not achieve such market acceptance, our product revenue, and our prospects for future profitability and success, will be materially adversely affected. We face a number of significant risks relating to our ability to successfully commercialize Embosphere Microspheres for use in UFE, including risks relating to:

•      our ability to successfully market and sell Embosphere Microspheres for use in UFE with our limited sales force;

•      the success of our sales and marketing strategies for Embosphere Microspheres for use in UFE, including but not limited to our ask4UFE campaign and other local advertising and public relations campaigns, in which we are seeking to increase awareness among patients, referring physicians, interventional radiologists and third-party payers of UFE as an alternative treatment for fibroids;

•      our ability to recruit, train and retain our sales force and the effectiveness of our sales force in influencing referral behavior with gynecologists and other health care providers;

•      favorable reimbursement treatment from government and third-party insurers for our products;

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

•      our ability to maintain the necessary patent protection and regulatory approvals required to market and sell Embosphere Microspheres for UFE; and

•      the various other factors discussed in detail throughout this section titled “Risk Factors.”

If the market concludes that our products are not safe or effective, we will not achieve widespread market acceptance of our microsphere products, and our business prospects will be seriously harmed.

In the United States, we began selling our first microsphere product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in UFE. We began to market and sell our HepaSphere Microspheres in the European Union in the fourth quarter of 2005 and received marketing clearance from the FDA for our QuadraSphere Microspheres in November 2006. Although we have been selling and marketing our microsphere products since 2000 and our Embosphere Microspheres for specific use in UFE procedures since

2002, the UFE procedure has not achieved widespread market acceptance.  Our success will depend upon increasing acceptance by the medical community, patients and third-party payers that our Embosphere Microspheres and other products are medically therapeutic and cost-effective. Our products may not gain widespread market acceptance for a variety of reasons including:

•                 Our microspheres are designed to permanently occlude targeted blood vessels. There is some risk that some or all of the microspheres used in a medical procedure may travel in the blood system to sites other than the intended treatment site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death.

•                 To use our microspheres correctly for a particular medical procedure, trained physicians must correctly evaluate the subject’s vasculature, select and use the proper size and quantity of the product and carry out appropriate placement of the product. Physician error could potentially have significant adverse health effects on the patient, including death.

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

•                 Product liability claims could create a perception that our products are unsafe. For example, in August 2005 we were named as a defendant in a product liability lawsuit in which the plaintiff claims that he was rendered blind in both eyes as a result of the use of our EmboGold Microspheres or the negligence of the health-care providers or both factors combined. See “Risk Factors—We are a defendant in a product liability lawsuit, the outcome of which is uncertain, could result in a judgment substantially in excess of our product liability coverage and could harm our business, reputation and financial condition.”

•                 Many health care providers, including obstetricians and gynecologists, use other forms of treatment for patients with uterine fibroids that do not require referral to an interventional radiologist.

•                 We have only recently received approval to use our HepaSphere Microspheres to treat liver cancer using procedures such as targeted liver embolotherapy and transarterial chemoembolization in the European Union. Physicians may not use our product for such procedures until further clinical data demonstrate its safety and efficacy as compared to other treatments. Physicians may also not elect to use our HepaSphere Microspheres to treat liver cancers for a number of other reasons, including, without limitation, unfavorable reimbursement, the effectiveness of our competitors in marketing their products, and our failure to convince physicians that our HepaSphere Microspheres have greater benefits than existing products or therapies.

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

Our ability to establish and maintain favorable relationships with gynecologists, obstetricians, interventional radiologists and other health-care providers is critical to our continued growth. We believe that the success of these relationships is, and will be, based on, among other things, the quality of our products, such providers’ perceptions concerning our commitment to embolotherapy treatments, our marketing efforts and our presence at medical society and trade association meetings. Any actual or perceived diminution in our reputation or the quality of our products, or our failure or inability to maintain these other efforts could damage our current relationships, or prevent us from forming new relationships, with health-care professionals and cause our growth to be limited and our business to be harmed.

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

We continue to develop sales, distribution and marketing capabilities primarily in the United States, the European Union, Asia and South America to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It has been, and we expect it will continue to be, expensive and time-consuming for us to seek to develop a global sales and marketing force. At March 31, 2008, we had a sales and marketing force of 43 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentives to maintain our sales and marketing force or to attract new sales and marketing personnel to promote our products. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We derived approximately 9% and 8%, respectively, of our revenue for the periods ended December 31, 2007 and March 31, 2008 from the sale of nonstrategic medical products that we expect will constitute a declining portion of our revenue on an ongoing basis as we continue to implement our phase-out of this business in 2008. These nonstrategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, a portion of our revenue for the year ended December 31, 2007 and the quarter ended March 31, 2008 was derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek, clearance from the FDA to market. Accordingly, in order to grow our revenue in future periods we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects may be adversely affected.

We are a defendant in a product liability lawsuit, the outcome of which is uncertain, could result in an adverse judgment substantially in excess of our product liability coverage and could harm our business, reputation and financial condition.

In August 2005, we were named as a defendant in a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, which we refer to as the Pingel Claim. The case is presently set for trial on July 6, 2009. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our EmboGold Microspheres or the negligence of the health-care providers or both factors combined. Plaintiffs seek compensatory and punitive damages.

Certain claims asserting medical product liability have in the past resulted in substantial damages awards for plaintiffs. Although we currently maintain product liability insurance coverage, if the plaintiffs in this matter prevail in their claims against us and are awarded substantial damages, our insurance, which is subject to a cap on the maximum amount our insurer is required to pay, may not provide us with adequate coverage for such a judgment against us. Moreover, although our product liability insurer has agreed to vigorously defend us with regard to all of the counts set forth against us in the Pingel Claim, the insurer has advised us in writing that any verdict against us for punitive damages is specifically excluded from our coverage. Our insurer has also advised us that it does not waive any other defenses to coverage that may apply.

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

In March 2006, we instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies. HepaSphere Microspheres are contained in a prefilled vial that was in turn initially packaged inside a paper pouch. We determined that a defect in the paper pouch might compromise the sterility of the outside of the vial. If the sterility of the outside of the vial is not maintained, there is the risk that a physician’s hands can become contaminated when handling the vial. In the third quarter of 2006 we launched a new plastic packaging configuration for our HepaSphere MicroSphere product designed to correct this defect. Although we are not aware of any adverse events resulting from the defects in the paper packaging, our voluntary recall of this product could result in reputational harm or a perception that the product is not safe, either of which could adversely affect market acceptance of our microsphere products and result in decreased sales.

If we are not able to compete effectively, we may experience decreased demand for our products, which may result in price reductions.

Our success depends upon our ability to develop and maintain a competitive position in both the embolotherapy and related delivery systems markets. We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. Our key competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are AngioDynamics Incorporated, Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson and Johnson Company, Pfizer, Inc., Terumo Corporation and CeloNova BioSciences, Inc. Many of our competitors may have greater capabilities, experience and financial resources than we do. As a result, they may develop products more quickly or at less cost, that compete with our microsphere products and related delivery systems. For example, in recent years we have experienced increasing competition from products that compete with Embosphere Microspheres products for UFE. Moreover, some of our competitors have provided free or reduced-price samples of competing forms of microspheres for the treatment of medical procedures for which our Embosphere Microspheres are indicated. We believe the availability of these free or reduced-price samples may have had adversely effected our revenue, and if this practice recurs our product revenue may continue to be adversely effected. Currently, the primary products with which our microspheres compete for some of our applications are spherical PVA sold by Boston Scientific, Terumo and Biocompatibles, Embozene currently marketed in Europe by CeloNova, gel foam sold by Pfizer and non-spherical PVA sold by AngioDynamics, Boston Scientific and Cook. The medical device market is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies, in particular in the market for treating UFE, may make our products or proposed products obsolete or less competitive and may negatively impact our revenue.

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

If we fail to maintain, or in some instances obtain, an adequate level of reimbursement for our products by governmental and other third-party payers, there may be no commercially viable markets for our products.

The availability and levels of reimbursement by governmental and other third-party payers affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payers may attempt to contain or reduce the costs of health-care by lowering the rate at which providers are reimbursed for embolization procedures or challenging the prices that companies such as ours charge for medical products. For example, on January 1, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued a rule providing for a single all-inclusive reimbursement code for UFE. This new code is inclusive of all services occurring on the day of the procedure. This new physician reimbursement rate is lower than the rate historically received by physicians. We believe that some physicians have shifted their procedural mix away from UFE in response to this change in reimbursement, which has and may continue to negatively affect our sales growth. Conversely, beginning January 1, 2008 the CMS assigned a new ambulatory procedure code, or APC, for UFE procedures performed in an outpatient setting. We believe that this new APC code has resulted in an increase in hospital reimbursement for UFE procedures. However, CMS could adversely change this APC code in the future or otherwise decrease the payment rate for such UFE procedures. Any change in reimbursement levels could have an adverse affect on utilization rates for UFE procedures.

In some foreign countries, particularly the countries of the European Union where our microsphere products are currently marketed and sold, the pricing of medical devices is subject to governmental control, and the prices charged for our products have in some instances been reduced as a result of these controls.

Initiatives to limit the growth of health-care costs, including price regulation, are underway in the United States and other major health-care markets. For example, payors may increase the complexity of patient precertification required prior to performing an UFE procedure. In addition, we may be affected by prescription drug benefit legislation recently enacted in the United States, and health-care reform initiatives proposed in certain state and local jurisdictions and other countries. While these initiatives have in many cases related to pharmaceutical pricing, implementation of more sweeping health-care reforms in significant markets may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician’s selection of products used to treat patients.

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

As of March 31, 2008, we believe that Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 22% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, one of our directors is a director of Sepracor and another of our directors is an executive officer of Sepracor, and we have granted board observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitled them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

The holders of our series A preferred stock have the right to an adjustment in the conversion rate of the series A preferred stock if we issue securities at a price below the purchase price paid by these holders. These provisions could substantially dilute stockholders’ interest in BioSphere in the event of future financing transactions. The holders of series A preferred stock also have the right to receive a 6% dividend per annum which, at our election, may be paid in cash or additional shares of series A preferred stock. To the extent such dividends are paid in stock, this dividend could also further dilute stockholders’ ownership interest. In addition, the holders of our series A preferred stock have the right to participate in future capital raising transactions by BioSphere. The existence of this right may reduce our ability to establish terms with respect to, or enter into, any financing with parties other than the investors.

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

In addition, during the course of our operations, our directors, executives and employees may have access to material, non public information regarding our business, our results of operations or potential transactions we are considering. Despite the adoption of an Insider Trading Policy, we may not be able to prevent a director or employee from trading in our common stock on the basis of or while having access to material, non public information. If a director or employee were to be investigated, or an action were to be brought against a director or employee, for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

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

We are also subject to numerous U.S. and foreign regulatory requirements governing the conduct of clinical trials,  marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval or clearance by the FDA does not ensure approval by regulatory authorities of some countries outside the United States. Many foreign regulatory authorities, including those in major markets such as Japan and China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our medical device candidates.

If the FDA or other regulatory agencies place restrictions on, or impose additional approval requirements with respect to, products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products.

Even if the FDA grants us clearance or approval with respect to marketing any product, such products will be subject to ongoing regulatory review and restrictions, including the review of clinical results which are reported after such products are made commercially available, and restrictions on the indications for which we can market the product. The FDA can propose to withdraw approval if new clinical data or experience shows that a product is not safe for use under the approved conditions of use.

The marketing claims we are permitted to make in labeling or advertising regarding our microspheres in the United States are limited to those consistent with any FDA clearance or approval. For example, because our EmboGold Microspheres are not cleared for specific use in UFE, we may not promote them for this specific use. Although our QuadraSphere Microspheres are technically identical in all respects to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepatocellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not specifically indicated for use in hepatocellular carcinoma and hepatic metastasis. FDA regulations require that we conduct clinical trials prior to submitting an application to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepatocellular cancer or hepatic metastasis, while European Union regulations do not mandatorily require it for this class of medical devices. Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of hepatocellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials. If the FDA believes our advertisements or labeling, or statements made by our sales representatives or other company officials, improperly promote our products for unapproved indications, the FDA could allege that our promotional activities misbrand or adulterate our products. Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective labeling, including sending letters to health-care providers. The FDA also could take enforcement action, including seizure of product, injunction or criminal prosecution against us and our officers or employees or seek civil penalties.

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

On September 27, 2007, the president signed the Food and Drug Administration Amendments Act of 2007, or FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. While we expect the FDAAA to have an effect on the medical device industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval or clearance of new medical device products and to produce, market and distribute products after approval.

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

On January 13, 2005, we were notified of a Notice of Oppositions filed by Biocompatibles UK Limited on December 23, 2004, challenging the patentability of the claims in our granted European Patent 1128816, which relates to certain PVA microspheres, their use in embolization and methods of manufacture related to such PVA microspheres. On December 10, 2007, the European Patent Office upheld the claims of BioSphere’s patent in amended form. The European Patent Office rendered its formal written decision on December 27, 2007. We and Biocompatibles have appealed this decision. We intend to continue to defend our European patent in this appeal. While we are not able to predict the outcome of this patent opposition proceeding, we do not believe it will impact our ability to sell our Embosphere Microsphere or HepaSphere Microsphere products in Europe.

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

We are dependent on various license agreements relating to each of our current and proposed products that give us rights under intellectual property rights of third parties. In particular, we have an agreement with L’Assistance Publique-Hôpitaux de Paris, pursuant to which L’Assistance Publique-Hôpitaux de Paris has granted us exclusive rights to use two United States patents and their foreign counterparts that we jointly own with L’Assistance Publique-Hôpitaux de Paris relating to Embosphere Microspheres. We also have an agreement with Dr. Shinichi Hori pursuant to which we have an exclusive royalty-bearing license relating to patent rights for our HepaSphere Microsphere and QuadraSphere Microsphere products. We also have an agreement with Archimmed SARL pursuant to which we have an exclusive royalty-bearing license to patent rights for our MR Microsphere product, which is in development. Each of these agreements can be terminated on short notice by the licensor if we default on our obligations under the license and fail to cure such default after notice is provided. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party’s failure, to comply with the terms of any of these licenses could result in our losing our rights to the license, which could result in our being unable to develop, manufacture or sell products which contain the licensed technology.

Risks Relating to the Production and Supply of Our Products

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer.

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce and package all of our microsphere products in one manufacturing facility in France. We have contracted with two suppliers for our guidewire products, and are currently in negotiation to extend an existing contract with a third-party to supply and package our catheter product. Either we or any third-party manufacturer would likely experience significant delays or cessation in producing our products if we or they experience difficulties, delays or failures in manufacturing processes, quality control processes, equipment calibration, process-critical equipment or in any other process necessary for the manufacture of our products, or if we or they experience a labor-based error or omission, or a labor strike, natural disaster, local or regional conflict or any disruption in supply. If we are unable to manufacture and package our products at our facility in France, we may be required to enter into arrangements with one or more alternative contract manufacturing companies.

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

We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately ten third party vendors, including a third-party from whom we purchase guidewires for our Segway Guidewire product; a third party from whom we purchase catheters for our EmboCath Plus Infusion Microcatheter product; and a third-party from whom we purchase guidewires for our Sequitor Steerable Guidewire product. Our reliance on our suppliers exposes us to risks, including:

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenue from the sale of our microspheres and other products in the European Union, the Middle East, Africa, South America and Asia. For the year ended December 31, 2007 and the three months ended March 31, 2008, approximately 23% of our revenue was derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

In March 2008, we commercially launched our Embosphere Microspheres product in the People’s Republic of China. Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in interruptions of our commercialization efforts in China. In addition, the Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.  Our commercialization efforts in China could be materially harmed by any changes in the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations. If such commercialization efforts in China are materially harmed, we would not be able to grow sales of our Embospheres Microspheres in China and our operating results could be adversely affected.

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

The market price of our stock is highly volatile. From January 1, 2006 through May 1, 2008, the price of our common stock has ranged from a low of $3.30 to a high of $9.43. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

Securities analysts may not initiate coverage for our common stock or may issue negative reports, and this may have an adverse impact on the market price of our common stock.

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

Date: May 9, 2008	BIOSPHERE MEDICAL, INC.

/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)

Date: May 9, 2008	/s/ MARTIN J. JOYCE
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