Form 10-Q
period 2008-06-30
BIOSPHERE MEDICAL INC
filed 2008-08-11
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2008 was 18,325,375 shares.

BioSphere Medical, Inc.

Form 10-Q

For the Quarter Ended June 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,475	$15,608
Marketable securities	1,812	7,971
Accounts receivable, net of allowance for doubtful accounts of $96 and $160 as of June 30, 2008 and December 31, 2007, respectively	4,864	4,097
Inventories	3,526	3,836
Prepaid and other current assets	770	613
Total current assets	29,447	32,125
Property and equipment, net	1,172	1,124
Goodwill	1,443	1,443
Other assets	72	67
Total Assets	$32,134	$34,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,001	$1,970
Accrued compensation	2,058	1,674
Other accrued liabilities	1,261	1,816
Accrued preferred dividend	145	—
Current portion of capital lease obligations and long-term debt	9	27
Current portion of deferred licensing revenue	83	83
Total current liabilities	4,557	5,570
Long-term debt and capital lease obligations	12	17
Long-term portion of deferred licensing revenue	21	63
Total Liabilities	4,590	5,650

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 6% series A convertible preferred stock, 12,000 shares authorized, 9,636 and 9,495 shares issued and outstanding, as of June 30, 2008 and December 31, 2007, respectively	8,521	8,523
Common stock, $.01 par value; 50,000,000 shares authorized, 18,323,794 and 18,287,834 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	183	183
Additional paid-in capital	104,701	103,753
Accumulated deficit	(86,910)	(84,059)
Accumulated other comprehensive income	1,049	709
Total Stockholders’ Equity	27,544	29,109
Total Liabilities and Stockholders’ Equity	$32,134	$34,759

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Revenue:
Product sales	$7,507	$6,870	$14,617	$13,351
Licensing revenue	104	104	208	208
Total revenue	7,611	6,974	14,825	13,559
Costs and expenses:
Cost of product sales	1,990	1,922	4,033	4,017
Research and development	770	564	1,417	1,226
Sales	2,615	1,877	5,266	3,925
Marketing	1,693	1,342	3,017	2,734
General, administrative and patent	1,807	1,768	3,710	3,424
Total costs and expenses	8,875	7,473	17,443	15,326
Loss from operations	(1,264)	(499)	(2,618)	(1,767)
Interest income	109	247	280	506
Interest expense	(2)	(5)	(6)	(7)
Foreign exchange gain (loss), net	2	(9)	(218)	(34)
Realized loss on investments	(5)	(1)	(4)	(1)
Other income, net	1	—	5	—
Net loss	(1,159)	(267)	(2,561)	(1,303)
Preferred stock dividends	(145)	(138)	(289)	(275)
Net loss applicable to common stockholders	$(1,304)	$(405)	$(2,850)	$(1,578)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.07)	$(0.02)	$(0.16)	$(0.09)
Weighted average number of common shares outstanding
Basic and diluted	17,979	17,571	17,970	17,555

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(2,561)	$(1,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	125	199
Recovery of doubtful accounts	(15)	(2)
Depreciation	216	235
Non-cash stock compensation	885	883
Foreign currency loss, net	218	34
Realized loss on available-for-sale investments	4	1
Changes in operating assets and liabilities:
Accounts receivable	(662)	(338)
Inventories	332	(474)
Prepaid expenses and other current assets	(127)	(434)
Accounts payable	(1,015)	237
Accrued compensation	334	(290)
Other accrued expenses	(680)	(406)
Net cash used in operating activities	(2,946)	(1,658)
Cash flows from investing activities:
Purchase of property and equipment	(209)	(229)
Purchase of marketable securities	—	(6,266)
Proceeds from the sale and maturity of marketable securities	6,109	11,129
Net cash provided by investing activities	5,900	4,634
Cash flows from financing activities:
Proceeds from issuance of common stock under employee benefit and incentive plans	62	194
Payment of cash dividends	(146)	(3)
Principal payments under long-term debt and capital lease obligations	(23)	(33)
Net cash (used in) provided by financing activities	(107)	158
Effect of exchange rate changes on cash and cash equivalents	20	7
Net increase in cash and cash equivalents	2,867	3,141
Cash and cash equivalents at beginning of period	15,608	8,913
Cash and cash equivalents at end of period	$18,475	$12,054

Supplemental disclosure of non-cash financing activity:
Preferred cash dividends accrued, not paid	$145	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Nature of Business

BioSphere Medical, Inc. (the “Company”) develops, manufactures and markets products for medical procedures that use embolotherapy. Embolotherapy is the therapeutic introduction of various biocompatible substances into a patient’s circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging or to devitalize or destroy the structure or organ by occluding its blood supply. The Company’s core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles, or microspheres, with uniquely beneficial properties for a variety of medical applications. The Company’s principal focus is the application of its Embosphere® Microspheres for the treatment of symptomatic uterine fibroids using a procedure called uterine fibroid embolization (“UFE”). The Company’s wholly owned subsidiary, BioSphere Medical SA (“BMSA”), a French société anonyme, holds the license to the embolotherapy technology that is the main focus of the Company’s business.

2.                 Summary of Significant Accounting Policies

 Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The consolidated financial statements include the accounts of the Company’s three wholly owned subsidiaries, BMSA, BioSphere Medical Japan, Inc. and BSMD Ventures, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the three- and six-month periods ended June 30, 2008 and 2007. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 26, 2008.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity date of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with its investment policy, surplus cash is invested in investment grade corporate and U.S. government debt as well as certain asset-backed securities. The Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value, with unrealized gains and losses included in accumulated other comprehensive income in the accompanying balance sheet. For the three and six months ended June 30, 2008 and 2007, the Company did not record significant realized gains or realized losses on marketable securities.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements.  The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have any impact on the Company’s results of operations, financial position or cash flows.

Research and Development

Research and development costs include payroll, facility costs, administrative expenses and third-party costs related to: developing new products, making technological improvements to existing products and production methods. Research and development costs are expensed in the period incurred. Preclinical testing of product candidates and clinical trials and product validation costs associated with recently launched products are also included in research and development expenses.

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

Income Taxes

The Company uses the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and the tax bases of such assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to income tax in numerous jurisdictions at various rates worldwide and the use of estimates is required in determining the tax provision and valuation allowance against net deferred tax assets.  The Company has substantial net operating loss carryforwards that have generated significant deferred tax assets in its tax jurisdictions. Due to the size of the net operating loss carryforward in relation to the Company’s history of unprofitable operations, the Company historically has not recognized any of its net deferred tax assets. However, future improvements in the Company’s operational performance in a tax jurisdiction, if any, could increase the certainty of the Company’s ability to apply its deferred tax assets against taxable income, which, if so applied, could significantly impact the value of the Company’s deferred tax assets and reported operating results.

Although the Company’s French subsidiary has been profitable in recent periods, it intends to continue to maintain a full valuation allowance on its tax benefits until profitability has been sustained over a time period, and in amounts, that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company continues to evaluate the positive and negative evidence identified in SFAS No. 109 “Accounting For Income Taxes,” to determine whether, in its view, it is more likely than not that some or all of its deferred tax assets in each of its tax jurisdictions will be realized.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss; specifically, the effects of foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities. For the three and six months ended June 30, 2008 and 2007, the Company’s comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(1,159)	$(267)	$(2,561)	$(1,303)
Cumulative translation adjustment	(4)	28	386	89
Unrealized (losses) gains on investments	(29)	3	(46)	15
Total comprehensive loss	$(1,192)	$(236)	$(2,221)	$(1,199)

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

	As of June 30,
(in thousands)	2008	2007
Shares issuable upon exercise of stock options	2,900	2,810
Shares issuable upon conversion of convertible securities	2,409	2,339
Shares issuable upon exercise of outstanding warrants	400	400
Unvested restricted stock awards	335	433
	6,044	5,982

Stock Plans

The Company follows the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). This statement requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, the Company has not adjusted its financial statements for periods prior to the date of adoption for the change in accounting. However, the Company recognizes compensation expense for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remained unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period of such awards.

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

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of June 30, 2008 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Asset-backed obligations	$1,602	$9	$(50)	$1,561
Tax-exempt obligations	251	—	—	251
Total marketable securities	1,853	9	(50)	1,812
Cash equivalents:
Treasury obligations	17,001	—	—	17,001
Total marketable securities and cash equivalents	$18,854	$9	$(50)	$18,813

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of December 31, 2007 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Corporate obligations	$1,368	$1	$(3)	$1,366
Bank obligations	1,162	6	(1)	1,167
Asset-backed obligations	3,305	10	(12)	3,303
Federal agency obligations	1,879	4	—	1,883
Tax-exempt obligations	252	—	—	252
Total marketable securities	7,966	21	(16)	7,971
Cash equivalents:
Bank obligations	1,449	1	—	1,450
Treasury obligations	12,100	—	—	12,100
Total marketable securities and cash equivalents	$21,515	$22	$(16)	$21,521

No material realized gains or losses on the Company’s marketable securities were recognized for the three and six months ended June 30, 2008 and 2007.

As of June 30, 2008, the contractual maturities of marketable securities are as follows:

(in thousands)	Estimated Fair Market Value
Due within one year:
Asset-backed securities	$67
Due between one and five years:
Asset-backed securities	1,288
Due after ten years:
Asset-backed obligations	206
Tax-exempt obligations	251
Total marketable securities	1,812
Cash equivalents:
Treasury obligations	17,001
Total marketable securities and cash equivalents	$18,813

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at each reporting period as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
(in thousands)	June 30, 2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Marketable securities:
Asset-backed obligations	$1,561	$—	$1,561	$—
Tax exempt obligations	251	—	251	—
Total marketable securities	1,812	—	1,812	—
Cash equivalents:
Treasury obligations	17,001	17,001	—	—
Total marketable securities and cash equivalents	$18,813	$17,001	$1,812	$—

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2007	(Level 1)	(Level 2)	(Level 3)
Marketable securities:
Corporate obligations	$1,366	$—	$1,366	$—
Bank obligations	1,167	—	1,167	—
Asset-backed obligations	3,303	—	3,303	—
Federal agency obligations	1,883	—	1,883	—
Tax-exempt obligations	252	—	252	—
Total marketable securities	7,971	—	7,971	—
Cash equivalents:
Bank obligations	1,450	—	1,450	—
Treasury obligations	12,100	12,100	—	—
Total marketable securities and cash equivalents	$21,521	$12,100	$9,421	$—

4.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	June 30, 2008	December 31, 2007
Finished goods	$2,073	$2,387
Work in process	1,313	1,319
Raw material	140	130
Total inventory	$3,526	$3,836

5.  Segment Information

The Company develops microspheres and other ancillary embolotherapy products for use in the treatment of hypervascularized tumors, including uterine fibroids, and arteriovenous malformations. The Company operates exclusively in the embolotherapy product business, which the Company considers as one business segment pursuant to SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  Financial information by geographic area, attributed to countries according to the location of customers and equipment, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Revenue:
United States	$5,558	$5,012	$10,618	$9,625
France	708	948	1,742	2,004
Other European Union countries	590	609	1,155	1,245
Other foreign countries	755	405	1,310	685
Total revenue	$7,611	$6,974	$14,825	$13,559

(in thousands)	As of June 30, 2008	As of December 31, 2007
Long-lived assets:
United States	$383	$340
France	789	784
Total long-lived assets	$1,172	$1,124

6.  Stock Options

The fair value of stock options granted during the three and six months ended June 30, 2008 and 2007 are estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Options granted (in thousands)	35	44	728	399
Weighted average exercise price	$3.82	$6.84	$4.23	$7.16
Weighted average grant date fair value	$2.45	$4.61	$2.52	$4.63
Assumptions:
Dividend yield	0%	0%	0%	0%
Expected volatility	66%	69%	65%	69%
Risk-free interest rate	3.50%	4.58%	2.84%	4.55%
Expected term (years)	6.40	6.43	5.67	5.90

Changes in outstanding stock options for the six months ended June 30, 2008 were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,220	$5.29
Granted	728	$4.23
Exercised	(9)	$2.90
Forfeited and expired	(39)	$5.76

Outstanding at June 30, 2008	2,900	$5.02	7.46	$633

Exercisable at June 30, 2008	1,151	$5.43	6.19	$349
Vested or expected to vest at June 30, 2008	2,539	$5.05	7.35	$577

Changes in non-vested restricted stock awards for the six months ended June 30, 2008 were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	333	$1.99
Awarded	17	$3.81
Vested	(15)	$7.16
Non-vested at June 30, 2008	335	$1.85

The following table presents the stock-based compensation expense for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Cost of product sales	$53	$62	$107	$140
Research and development	$14	$19	$48	$46
Sales	$57	$24	$68	$101
Marketing	$16	$13	$34	$24
General, administrative and patent	$349	$363	$628	$572

At June 30, 2008, there was $4.45 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options, which the Company expects to recognize over a weighted-average period of 3.31 years.  At June 30, 2008, there was

$322,000 of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock awards, which the Company expects to recognize over a weighted-average period of 1.86 years.  However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

7.  Contingencies

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, entitled Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of the Company’s EmboGold Microspheres in a juvenile nasal angiofibroma embolization or the negligence of the healthcare providers or both factors combined. All defendants have denied the allegations against them. Plaintiffs seek compensatory and punitive damages. The Company carries product liability insurance and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which it has denied the claims being made.  Some pretrial discovery has been completed, but no party has disclosed any expert opinions. The plaintiff voluntarily dismissed John Stith, M.D., without a settlement payment. The case is presently set for trial on July 6, 2009.

On June 4, 2008, a lawsuit was filed in the Superior Court of California, County of Los Angeles, entitled Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center, BioSphere Medical, Inc. et al. The plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed, that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with the Company’s Embosphere Microspheres, that the product was defective, that the manner in which it is marketed and sold is misleading, that the health care providers were negligent, or all factors combined.  However, as alleged in the complaint, these claims are vague and nonspecific. The plaintiff is seeking unspecified damages.  All defendants have denied the allegations against them. The Company carries product liability insurance and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which the Company has denied the claims being made. This lawsuit is in its early stages.  No discovery or document production has yet been undertaken by any parties.  No trial date has been set.

The Company intends to defend against the Pingel and Rashidi claims vigorously. However, the Company cannot give any assurance that it will prevail in either claim, whether its product liability insurance coverage would be sufficient to cover any judgment, or that all or any part of its liabilities, if any, for either lawsuit would be covered by its product liability insurance. Accordingly, the Company is currently unable to predict the financial or operational impact of either of these product liability litigations.

8.  Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141, “Business Combinations.” SFAS 141R applies to all transactions and other events in which an entity obtains control over one or more other businesses. The statement changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of SFAS 141R will have a material impact on its results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for noncontrolling interests (formally referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically the statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gains or losses will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its results of operations, financial position or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This Statement is effective 60 days following the SEC’s approval of The Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards. The Company does not believe the adoption of SFAS 162 will have a material impact on its results of operations, financial position or cash flows.

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

Overview

We develop, manufacture and market products for medical procedures that use embolotherapy. Embolotherapy is the therapeutic introduction of various biocompatible substances into a patient’s circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging, or to devitalize or destroy the structure or organ by occluding its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles, or microspheres, with uniquely beneficial properties for a variety of medical applications. We currently market and sell four microsphere products:

•              Embosphere® Microspheres, which are marketed for hypervascularized tumors, which include symptomatic uterine fibroids and arteriovenous malformations, in the United States, the European Union, the People’s Republic of China and several other foreign markets;

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

In January 2008, the Medical Device Department of the State Food and Drug Administration in the People’s Republic of China approved our Embosphere Microspheres for clinical use for vascular embolizations, arteriovenous malformations, hypervascularized tumors and symptomatic uterine fibroids. In March 2008, we commercially launched Embosphere Microspheres in the People’s Republic of China.

In the six month-period ended June 30, 2008, and during the year ended December 31, 2007, we primarily recognized revenue from product sales of our embolic products in North America and the European Union. We also recognized revenue from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenue also includes the sale of accessory embolotherapy devices such as our EmboCath® Plus, Sequitor® Guidewire and Segway® Guidewire, as well as our barium delivery kits and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenue in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids using a procedure called uterine fibroid embolization, or UFE.

Our principal focus is growing our embolotherapy business worldwide through increased utilization of UFE and other hypervascularized tumor embolization procedures. Our marketing strategy is to promote UFE procedures for patients suffering with uterine fibroids through our ask4UFE.com® campaign and other local advertising and public relations campaigns, and to specifically promote our Embosphere Microspheres as the product of choice for UFE procedures. Our success will depend upon the increased acceptance by the medical community, patients and third-party payers of the benefits of UFE procedures, and acceptance of our Embosphere Microsphere product and our other products, as safe, medically therapeutic and cost effective.

We are currently developing a 30-60 micron-sized version of our HepaSphere Microsphere and QuadraSphere Microsphere product for use in interventional oncology, which is being designed to allow for more distal vascular delivery. We are also conducting limited preclinical research based upon our proprietary technology.  These programs include our MR Microsphere product under development, which is being designed to enhance our Embosphere Microspheres with features that make the microspheres visible under magnetic resonance imaging, or MRI, and our Resorbable Microsphere product under development, which is being designed to enhance our Embosphere Microspheres with features that would allow the microspheres to dissolve and be absorbed into the body. These programs are at an early stage of development and we may not be successful in our development effort.

We have experienced operating losses in each period since our inception. As of June 30, 2008, we had approximately $20.29 million in cash, cash equivalents and marketable securities, and an accumulated deficit of approximately $86.91 million. We expect to continue to incur operating losses in 2008 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

Research and Development

Research and development expenses as a percentage of total revenue for the six months ended June 30, 2008 and 2007 were 10% and 9%, respectively. Research and development expenses in each of these periods relate primarily to:

•                                          research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, including a 30-60 micron-sized microsphere for our HepaSphere Microsphere and QuadraSphere Microsphere product offerings; as well as our MR Microspheres and our Resorbable Microspheres, all of which are in preclinical development;

•                                          further preclinical testing and clinical trials to support initial and/or additional clinical indications and/or premarketing approvals for our Embosphere Microspheres, HepaSphere Microspheres, QuadraSphere Microspheres, Sequitor Steerable Guidewire and EmboCath Plus Infusion Microcatheter, all of which products are currently approved and marketed for specified indications and in specified geographic locations; and

•                                          seeking to develop new manufacturing processes for our currently marketed products.

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

Critical Accounting Policies and Estimates

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

In our 2007 Annual Report on Form 10-K, we identified the critical accounting estimates upon which the consolidated financial statements were prepared. We reviewed our policies and determined that, except as set forth below, these remain the critical accounting estimates for the quarter ended June 30, 2008. Actual results could differ materially from these estimates.

Income Taxes

We use the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and the tax bases of such assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We are subject to income tax in numerous jurisdictions at various rates worldwide and the use of estimates is required in determining the tax provision and valuation allowance against net deferred tax assets.  We have substantial net operating loss carryforwards that have generated significant deferred tax assets in our tax jurisdictions. Due to the size of the net operating loss carryforward in relation to our history of unprofitable operations, we historically have not recognized any of our net deferred tax assets. However, future improvements in our operational performance in a tax jurisdiction, if any, could increase the certainty of our ability to apply our deferred tax assets against taxable income, which, if so applied, could significantly impact the value of our deferred tax assets and reported operating results.

Although our French subsidiary has been profitable in recent periods, we intend to continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period, and in amounts, that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. We continue to evaluate the positive and negative evidence identified in SFAS No. 109 “Accounting For Income Taxes,” to determine whether, in our view, it is more likely than not that some or all of our deferred tax assets in each of our tax jurisdictions will be realized. Any significant changes in any of our estimates and judgments, including our assumptions concerning the operating profitability of our French subsidiary, could have a significant impact on the valuation allowance on our tax assets and our reported operating results.

Results of Operations

Three and Six Months Ended June 30, 2008 and June 30, 2007

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2008	2007	($)	(%)
Total revenue	$7,611	$6,974	$637	9%
Cost of product sales	1,990	1,922	68	4%
Gross margin	$5,621	$5,052	$569	11%
Gross margin %	74%	72%	2%

	For the Six Months Ended,		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2008	2007	($)	(%)
Total revenue	$14,825	$13,559	$1,266	9%
Cost of product sales	4,033	4,017	16	0%
Gross margin	$10,792	$9,542	$1,250	13%
Gross margin %	73%	70%	3%

Revenue.  The $637,000 and $1.27 million, or 9%, increase in revenue in the three- and six-month periods ended June 30, 2008 as compared to the same periods in 2007 was primarily due to an increase in sales of our microsphere products for interventional gynecology and interventional oncology procedures. Specifically:

•                                          product revenue from sales of our microspheres for use in interventional gynecology for UFE increased $697,000 and $1.15 million, or 15% and 12%, respectively, from the three- and six-month periods ended June 30, 2007, on higher sales of our Embosphere Microspheres in the United States.  During the three and six months ended June 30, 2008, sales in the United States increased $353,000 and $729,000, or 9% and 10%, respectively. Sales outside the United States increased $344,000 and $419,000, or 44% and 25%, respectively, principally due to the commercial launch of Embosphere Microspheres in China and an increase in sales to Brazil.

•                                          product revenue from sales of our microspheres for use in interventional oncology, primarily for use in treating liver cancer, increased $302,000 and $475,000, or 27% and 21%, respectively, from the three- and six-month periods ended June 30, 2007, on higher sales of our Embosphere Microspheres in the United States. During the three and six months ended June 30, 2008, sales in the United States increased $156,000 and $197,000, or 20% and 12%, respectively.  Sales outside the United States also increased $146,000 and $278,000, or 41% and 40%, respectively, principally due the commercial launch of Embosphere Microspheres in China and to an increase in sales to Brazil on increased demand for our Embosphere Microspheres.

Additional increases in revenue during the three- and six-month periods ended June 30, 2008, as compared to the prior periods in 2007, were due to increased sales of our delivery systems and changes in foreign exchange rates. Product revenue from the sales of our delivery system products increased $21,000 and $80,000, or 6% and 13%, respectively from the three- and six-month periods ended June 30, 2007, respectively, primarily due to increased demand in the United States.

Included in the increase in revenue noted above is the effect of changes in foreign exchange rates. During the three- and six-month periods ended June 30, 2008 as compared to the same periods in 2007, revenue increased $200,000 and $425,000, respectively, as sales from our French operations increased due to the weakening of the U.S. dollar against the euro.

Sales of nonstrategic gastric products in Europe, which include, among other things, barium and drainage kits, decreased $382,000 and $437,000, or 66% and 36%, in the three- and six-month periods ended June 30, 2008, respectively, as compared to the three- and six-month periods ended June 30, 2007 as we continued to phase out of these nonstrategic products.

Gross Margin.  The gross margin as a percentage of revenue for the three and six months ended June 30, 2008 increased to 74% and 73%, respectively, from 72% and 70% in the three- and six-month periods ended June 30, 2007, primarily due to the mix of product sales, with an increase in microsphere sales, which have the highest gross margins among our product offerings, and a reduction in the sale of nonstrategic gastric products, which have historically had lower margins. The gross margin also increased as a result of our sale of certain gastric inventory that had previously been written down, resulting in a higher gross margin in the three- and six-month periods ended June 30, 2008 as compared to the same periods in 2007.

Expense Overview

	For the Three Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2008	2007	($)	(%)
Research and development	$770	$564	$206	37%
Sales	2,615	1,877	738	39%
Marketing	1,693	1,342	351	26%
General, administrative and patent	1,807	1,768	39	2%
Total operating expenses	$6,885	$5,551	$1,334

	For the Six Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2008	2007	($)	(%)
Research and development	$1,417	$1,226	$191	16%
Sales	5,266	3,925	1,341	34%
Marketing	3,017	2,734	283	10%
General, administrative and patent	3,710	3,424	286	8%
Total operating expenses	$13,410	$11,309	$2,101

Research and Development Expense.  Research and development expense for the three- and six-month periods ended June 30, 2008 increased over the comparable periods in 2007. The increase in research and development expense in the three- and six-month period ended June 30, 2008 as compared to the same periods in 2007 was primarily due to the addition of two executive level positions in the first quarter of 2008.  During the first quarter of 2008, we hired a vice president of new products and business development and a vice president of regulatory, medical affairs and quality systems, representing an aggregate of $180,000 of the increase.  Fluctuation in foreign exchange rates contributed $33,000 of the increase.

Sales Expense.  Sales expense for the three- and six-month periods ended June 30, 2008 increased over the comparable periods in 2007 due to an increase in salary and other compensation related expenses as a result of the expansion of our direct sales force in the United States and the addition of an employee dedicated to managing our distributor relationships in Asia and South America.  At the beginning of 2008, we increased the number of U.S. sales territories from 18 to 24 and hired a fourth regional manager. In the fourth quarter of 2007, we added a sales manager to expand markets outside of the United States and Europe.

Marketing Expense.  Marketing expense for the three- and six-month periods ended June 30, 2008 increased as compared to the same periods in 2007, primarily due to our increased participation at medical conventions and to an increase in our focus on centrally managed marketing activities. During the second quarter of 2008, we participated in the inaugural meeting of the European Congress on Interventional Oncology, or ECIO, and continued our participation at Global Embolization Symposium and Technologies, or GEST, which together accounted for $150,000 of the increase as compared to the same period in 2007.  In addition, we increased our spending on U.S. national marketing activities and public relations activities, including direct mailings to hospitals, new UFE patient brochures and the design of a national campaign called “Ask 4 Tell 4” and the identification of a spokesperson to lead the campaign, which we expect to launch in the second half of 2008.

General, Administrative and Patent Expense.  General, administrative and patent expense increased for the three- and six-month periods ended June 30, 2008 over the comparable periods in 2007. The increase of $39,000 in expense during the three months ended June 30, 2008 was primarily due to an increase in recruiting and temporary costs associated with our efforts to hire an employee to fill an open finance position in our operation in France.  The increase of $286,000 for the six months ended June 30, 2008 was primarily due to an increase in patent costs associated with our HepaSphere Microspheres drug delivery platform and start-up costs for the commercial launch of Embosphere Microspheres in the People’s Republic of China.

Interest Income.  Interest income in the three-month period ended June 30, 2008 was $109,000, compared to $247,000 in the comparable period in 2007.  Interest income in the six-month period ended June 30, 2008 was $280,000, compared to $506,000 in the comparable period in 2007.  The decrease of $138,000 and $226,000, respectively, for the three- and six-month periods ended June 30, 2008 was primarily due to lower interest rates on available investment-grade assets as compared to the prior year periods.

Foreign Exchange Gain/Loss, Net. Foreign exchange losses primarily resulted from euro-to-U.S. dollar foreign currency fluctuations on euro-denominated intercompany short-term trade payable accounts. The foreign exchange gain during the three-month period ended June 30, 2008 totaled approximately $2,000, compared to a loss of $9,000 in the same period of 2007. The reduction in the foreign exchange losses for the three-month period ended June 30, 2008 was due to stability in exchange rates from the beginning of the quarter to the end of the quarter on our euro-denominated balances. The foreign exchange losses during the six-month period ended June 30, 2008 totaled approximately $218,000, compared to a loss of $34,000 in the same period of 2007. The increase in the loss was primarily the result of appreciation of the euro versus the U.S. dollar during the three months ended March 31, 2008, as compared to the prior period.

Liquidity and Capital Resources

As of June 30, 2008, we had $20.29 million of cash, cash equivalents and marketable securities, a decrease of $3.29 million from $23.58 million at December 31, 2007. This decrease was primarily the result of operating losses and changes in working capital. Consistent with prior years, during the first half of 2008, we made significant annual payments associated with royalties on intellectual property incurred during 2007. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenue, bank financing and, to a lesser extent, the exercise of stock options.

Net cash used in operating activities for the six months ended June 30, 2008 was $2.95 million and includes a net loss of $2.56 million and $1.82 million in working capital changes, offset by non-cash charges primarily related to stock-based compensation and depreciation. Accounts receivable increased $662,000 due to higher sales and to an increase in days that sales were outstanding, which increased to 57 days at June 30, 2008 from 55 days at December 31, 2007. Accounts payable for the six months ended June 30, 2008 decreased $1.02 million due primarily to the timing of payments on delivery system products, which are manufactured for us by third parties, production materials and capital equipment.  Other accrued expenses decreased $680,000 for the six months ended June 30, 2008 due primarily to annual payments associated with royalties on intellectual property.

Net cash used in operating activities for the six months ended June 30, 2007 was $1.66 million and includes a net loss of $1.30 million and $1.71 million in working capital changes, offset by non-cash charges primarily related to stock-based compensation. Accounts receivable decreased $338,000 on higher sales offset by a one-day improvement in days’ sales outstanding, which decreased to 57 days from 58 days at December 31, 2006.

In the first six months of 2008, we spent $209,000 to purchase manufacturing equipment and information technology equipment to support the expansion of our direct sales force and our existing infrastructure. During the remainder of 2008 we anticipate capital expenditures to increase as we expand our manufacturing capabilities.

Net cash used in financing activities was $107,000 for the six months ended June 30, 2008, which included $146,000 from the payment of the first quarter 2008 preferred stock dividend in cash, and scheduled principal payments on existing capital arrangements, offset by $62,000 from the exercise of employee stock options.

We believe that the $20.29 million in cash, cash equivalents and marketable securities that we have as of June 30, 2008, together with anticipated proceeds from sales of our microspheres, delivery systems and other products, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months. In the longer term, we expect to fund our operations and capital requirements through a combination of expected proceeds from product sales and capital equipment financings.

Our currently planned operating and capital requirements primarily include the need for working capital to:

•                                          produce and manufacture our products;

•                                          support our expanded United States sales force;

•                                          support our sales and marketing efforts directed at the use of our products in interventional gynecology, and other indications, as well as our other products for sale;

•                                          support our ongoing research and development activities; and

•                                          fund our general and administrative costs and expenses.

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation: unanticipated changes in the amount of revenue we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; the outcome of lawsuits against us, including the current product liability lawsuits described below under “Part II, Item 1—Legal Proceedings,” for which any adverse judgment could materially adversely impact market acceptance of our products and, if not adequately covered by our product liability insurance, could have a material adverse affect on our liquidity; costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review; and, the market’s acceptance of any approved products. We also may need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

We may require substantial additional cash to fund our planned, and any unplanned, expenses. If adequate funds are not available, we could be required to reduce our capital expenditures, scale back or eliminate some or all of our research, development, sales and marketing initiatives, reduce our workforce, and license to others or divest products or technologies that we otherwise would seek to commercialize ourselves. We may seek additional funding through a combination of collaborative arrangements, debt financing, or the sale of additional equity securities. We may not receive such additional funding on reasonable terms, or at all. Any sales of equity or debt securities are likely to dilute our existing stockholders, and the new securities may have rights, preferences or privileges senior to those of existing holders of our capital stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Borrowing Agreements

At June 30, 2008, we had a credit facility with a bank under which we may borrow up to $3.00 million. We may use amounts borrowed under the agreement for general working capital and corporate purposes, subject to limitations defined in the agreement. This agreement expires in June 2009.

There were no borrowings outstanding under this agreement as of June 30, 2008.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141R, “Business Combinations,” or SFAS 141R, a replacement of SFAS No. 141, “Business Combinations,” or SFAS 141. SFAS 141R applies to all transactions and other events in which an entity obtains control over one or more other businesses. The statement changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We do not believe the adoption of SFAS 141R will have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of Accounting Research Bulletin No. 51,” or SFAS 160. SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest (formally referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gains or losses will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not believe the adoption of SFAS 160 will have a material impact on our results of operations, financial position or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the United States.  This Statement is effective 60 days following the SEC’s approval of The Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards. We do not believe the adoption of SFAS 162 will have a material impact on our results of operations, financial position or cash flows.

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

The risks, uncertainties and assumptions referred to above include risks that are described below in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and that are otherwise described from time to time in our reports filed with the SEC after this report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of June 30, 2008, we did not participate in any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the euro, and as of June 30, 2008 approximately euro 1.55 million or $2.45 million, remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenue and expenses in France are primarily denominated in the euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments in money market funds, asset-backed and corporate obligations. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. A hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our short-term investments or their respective cash flows as of June 30, 2008. As of June 30, 2008, approximately 91% of the $18.81 million classified as available-for-sale marketable securities and cash equivalents will mature within one year.

ITEM 4.     CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, entitled Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our EmboGold Microspheres in a juvenile nasal angiofibroma embolization or the negligence of the healthcare providers or both factors combined. As alleged in the complaint, the claims that the EmboGold Microspheres were defective are vague and nonspecific. All defendants have denied the allegations against them. The plaintiffs seek compensatory and punitive damages. We carry product liability insurance and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. Some pretrial discovery has been completed, but no party has disclosed any expert opinions. The Plaintiff voluntarily dismissed John Stith, M.D., without a settlement payment. This case is presently set for trial on July 6, 2009.

On June 4, 2008, a lawsuit was filed in the Superior Court of California, County of Los Angeles entitled Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center, Biosphere Medical, Inc. et al.  The plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed, that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with our Embosphere Microspheres, that the product was defective, that the manner in which it is marketed and sold is misleading, that the health care providers were negligent, or all factors combined.  However, as alleged in the complaint, these claims are vague and nonspecific. The plaintiff is seeking unspecified damages.  All defendants have denied the allegations against them. We carry product liability insurance and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. This lawsuit is in its early stages.  No discovery or document production has yet been undertaken by any parties.  No trial date has been set.

We intend to defend against the Pingel and Rashidi claims vigorously. However, we cannot give any assurance that we will prevail in either claim, that our product liability insurance coverage would be sufficient to cover any judgments, or that all or any part of our liabilities, if any, for either lawsuit would be covered by our product liability insurance. Accordingly, we are currently unable to predict the financial or operational impact of either of these product liability litigations.

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

We have incurred operating losses since our inception and, as of June 30, 2008, had an accumulated deficit of approximately $86.91 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses in 2008 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

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

Our currently planned operating and capital requirements primarily include the need for working capital to:

•                                          produce and manufacture our products;

•                                          support our expanded United States sales force;

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

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation: unanticipated changes in the amount of revenue we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; the outcome of lawsuits against us, including the current product liability lawsuits previously described under “Item 1—Legal Proceedings,” for which any adverse judgment could materially adversely impact market acceptance of our products, and if not covered by our product liability insurance, could have a material adverse affect on our liquidity; costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review; and the market’s acceptance of any approved products. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

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

•              regulatory approvals;

•              product recalls;

•              product liability challenges against our products, including any adverse judgments;

•              turnover in our direct sales force;

•              the  timing and amount of expenses;

•              timing of orders by our distributors;

•              the effectiveness of new marketing and sales programs;

•              changes in management;

•              negative publicity;

•              exchange rate fluctuations; and

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

We are a defendant in two product liability lawsuits, the outcomes of which are uncertain, could result in adverse judgments substantially in excess of our product liability coverage and could harm our business, reputation and financial condition.

In August 2005, we were named as a defendant in a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, which we refer to as the Pingel Claim. The case is presently set for trial on July 6, 2009. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our EmboGold Microspheres in a juvenile nasal angiofibroma embolization or the negligence of the health care providers or both factors combined. The plaintiffs seek compensatory and punitive damages.

In June 2008, we were named as a defendant in a lawsuit commenced in the Superior Court of California, County of Los Angeles, which we refer to as the Rashidi Claim. This lawsuit is in its early stages.  No discovery or document production has yet been undertaken by any parties.  No trial date has been set. The plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed, that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with our Embosphere Microspheres, that the product was defective, that the manner in which it is marketed and sold is misleading, that the health care providers were negligent, or all factors combined.  However, as alleged in the complaint, these claims are vague and nonspecific. The plaintiff is seeking unspecified damages.

Our business, financial conditions and results of operations are subject to a number of risks relating to these pending lawsuits, including the following:

•                  Some claims asserting medical product liability have in the past resulted in multiple million dollar damages awards for plaintiffs.   Although we currently maintain product liability insurance coverage, if the plaintiff in either of these matters prevails in these claims against us and is awarded substantial damages, our insurance, which is subject to a $5.00 million cap on the maximum amount our insurer is required to pay per occurrence, may not provide us with adequate coverage for a judgment against us.  If we are forced to satisfy a significant judgment in excess of our product liability coverage, we may not have sufficient cash to pay such judgment.  There can be no assurance that, if required, we would be able to raise the additional funds required to satisfy such judgment on favorable terms, or at all.  In such case, we may be required to curtail our research and development or other programs or our business operations, which could have a material adverse effect on our financial condition, results of operations and future prospects and could cause our stock price to decline.

•                  Our product liability insurer has advised us in writing that a verdict against us for punitive damages in either matter is specifically excluded from our coverage. Our insurer has also advised us that it does not waive any other defenses to coverage that may apply.  If either plaintiff is awarded punitive damages, or if our insurer pursues and successfully prevails in any defenses to its coverage in either claim, we could be required to make substantial payments and we may not have sufficient cash to make such payments.  There can be no assurance that, if required, we would be able to raise the additional funds required to make such payments on favorable terms, or at all.  In such case, we may be required to curtail our research and development or other programs or our business operations, which could have a material adverse effect on our financial condition, results of operations and future prospects and could cause our stock price to decline.

•                  Defending these litigation matters will be time consuming and will divert our management’s attention from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business.

•                  Our reputation could be harmed with patients and health care providers, including the referring gynecologists, oncologists and interventional radiologists who are key to our current sales and marketing strategies,  because we have been named as a defendant in these two lawsuits, which could adversely affect our ability to execute on our current sales and marketing strategies and sales of our products, and our stock price would likely decline in value as a result.

•                  Even if we prevail in these matters, if, as a result of this litigation the market perceives that our products are unsafe, our efforts to gain market acceptance of our products, generate revenue and achieve and sustain future profitability, if at all, will be adversely affected and our stock price would likely decline in value as a result.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and we expect will require attestation of the effectiveness of our internal controls by our independent auditors beginning as early as the fiscal year ended December 31, 2009. This process could require us to implement significant measures to improve our internal controls, may require us to hire additional personnel and outside advisory services and will result in significant accounting and legal expenses. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Changes to our performance in each jurisdiction in which we operate, resulting from either changes in our business or as a result of routine tax audits, could materially impact our deferred tax asset or could materially impact our future financial position or results of operations.

We use the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax bases of assets and liabilities using current statutory tax rates in each tax jurisdiction in which we operate. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the size of the net operating loss carryforward in relation to our history of unprofitable operations, we have not recognized any of our net deferred tax assets. However, future improvements in operational performance in any tax jurisdiction in which we operate, while not guaranteed, could result in increased certainty of our ability to apply deferred tax assets against taxable income, which could, in turn, result in a significant impact on the value of our deferred tax assets and reported operating results.

Risks Relating to Our Industry, Business and Strategy

A significant portion of our revenue is derived from sales of our Embosphere Microspheres for UFE, and if we do not successfully commercialize and achieve widespread market acceptance of our Embosphere Microspheres for UFE, our business will be materially harmed and our stock price will decline.

The majority of our revenue in the United States for the year ended December 31, 2007, and for the six months ended June 30, 2008, was derived from the sale of Embosphere Microspheres for use in UFE. Our principal business focus is to grow our embolotherapy business through increases in the utilization rate of UFE procedures versus other procedures to treat uterine fibroids and in the employment by medical providers of our Embosphere Microspheres in such procedures in lieu of competing products. We began marketing and selling Embosphere Microspheres for UFE in 2002, but to date we have not achieved widespread market acceptance for our products. Our ability to grow our product revenue is substantially dependent upon growth in UFE procedures and our ability to achieve widespread acceptance of the use of Embosphere Microspheres for the treatment of UFE. If growth in UFE procedures does not occur and if we do not achieve such market acceptance, our product revenue, and our prospects for future profitability and success, will be materially adversely affected.

We face a number of significant risks relating to our ability to successfully commercialize Embosphere Microspheres for use in UFE, including risks relating to:

•                 our ability to successfully market and sell Embosphere Microspheres for use in UFE with our limited sales force;

•                 the success of our sales and marketing strategies for Embosphere Microspheres for use in UFE, including, but not limited to, our ask4UFE campaign and other local advertising and public relations campaigns, in which we are seeking to increase awareness among patients, referring physicians, interventional radiologists and third-party payers of UFE as an alternative treatment for fibroids;

•                 our ability to recruit, train and retain our sales force and the effectiveness of our sales force in influencing referral behavior with gynecologists and other health care providers;

•                 favorable reimbursement treatment from government and third-party insurers for our products;

•                 longstanding use of other treatment options for uterine fibroids;

•                 our ability to gain market acceptance of Embosphere Microspheres as a safe, effective and medically necessary treatment for uterine fibroids;

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

In the United States, we began selling our first microsphere product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in UFE. We began to market and sell our HepaSphere Microspheres in the European Union in the fourth quarter of 2005 and received marketing clearance from the FDA for our QuadraSphere Microspheres in November 2006. Our success will depend upon increasing acceptance by the medical community, patients and third-party payers that our Embosphere Microspheres and other products are medically therapeutic and cost-effective. Our products may not gain widespread market acceptance for a variety of reasons, including:

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

•                 Product liability claims could create a perception that our products are unsafe. For example, in August 2005 and June 2008  we were named as defendants in product liability lawsuits in which the plaintiffs claim that they were harmed as a result of the use of our microspheres or the negligence of the health care providers or both factors combined. See “Risk Factors—We are a defendant in two product liability lawsuits, the outcome of which are uncertain, could result in judgments substantially in excess of our product liability coverage and could harm our business, reputation and financial condition.”

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

If gynecologists, obstetricians, interventional radiologists and other health care providers do not recommend and endorse our products, and if health care providers do not make the necessary referrals to interventional radiologists who administer our embolotheraphy products, our sales may decline or we may be unable to increase our sales and profits.

Our ability to establish and maintain favorable relationships with gynecologists, obstetricians, interventional radiologists and other health care providers is critical to our continued growth. We believe that the success of these relationships is, and will be, based on, among other things, the quality of our products, such providers’ perceptions concerning our commitment to embolotherapy treatments, our marketing efforts and our presence at medical society and trade association meetings. Any actual or perceived diminution in our reputation or the quality of our products, or our failure or inability to maintain these other efforts could damage our current relationships, or prevent us from forming new relationships, with health care professionals and cause our growth to be limited and our business to be harmed.

In order for us to sell our products, health care professionals must recommend and endorse them. For example, our embolotherapy techniques are administered by interventional radiologists. In the treatment of uterine fibroids, we believe that the UFE procedure utilizing our Embosphere Microspheres has not yet achieved widespread acceptance primarily because obstetrics and gynecology physicians may elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require a referral to another specialist, such as an interventional radiologist. The majority of our revenue is from the sale of our Embosphere Microspheres for UFE and, accordingly, our future success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly. We have not achieved widespread market acceptance for our products. Acceptance of our products, and our ability to obtain the necessary endorsements and referrals, depend on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to traditional methods of treatment and the products of our competitors, and on training health care professionals in the proper application of our products. If we are not successful in obtaining the recommendations or endorsements of gynecologists, obstetricians, interventional radiologists and other health care professionals for our products, our sales may decline or we may be unable to increase our sales and profits.

If we experience delays, difficulties or unanticipated costs in establishing and growing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and seeking to increase our sales.

We continue to develop sales, distribution and marketing capabilities primarily in the United States, the European Union, Asia and South America to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It has been, and we expect it will continue to be, expensive and time-consuming for us to seek to develop a global sales and marketing force. At June 30, 2008, we had a sales and marketing force of 44 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentives to maintain our sales and marketing force or to attract new sales and marketing personnel to promote our products. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We currently have distribution agreements with a number of third-party distributors and we may choose, or find it necessary to enter into, additional third-party agreements to sell, distribute or market our products in the future. Any third party with whom we have established a sales, distribution and/or marketing relationship may not devote sufficient time to the marketing and sales of our products, thereby adversely affecting our planned revenue and exposing us to potential expenses in terminating such distribution agreements. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales, we may not achieve profitability and our stock price could decline.

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

We derived approximately 5% of our revenue for the six-month period ended June 30, 2008 from the sale of nonstrategic medical products that we expect will constitute a declining portion of our revenue on an ongoing basis as we continue to phase out this business in 2008. These nonstrategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, a portion of our revenue for the six months ended June 30, 2008 was derived from the sale of EmboGold Microspheres for UFE, an indication for which we do not have, and do not presently intend to seek, clearance from the FDA to market. Accordingly, in order to grow our revenue in future periods we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects may be adversely affected.

We may be exposed to product liability claims, and if we are unable to obtain or maintain adequate product liability insurance, then we may incur substantial costs and expenses in defending such claims and may have to pay significant monetary damages in a successful product liability claim against us.

The development and sale of medical devices entails an inherent risk of product liability. For example, if physicians do not use our products properly, if patients experience adverse side effects in procedures in which our products are used, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims. For example, please refer to “Risk Factors - We are a defendant in two product liability lawsuits, the outcomes of which are uncertain, could result in adverse judgments substantially in excess of our product liability coverage and could harm our business, reputation and financial condition” above for a further discussion of two pending product liability lawsuits in which we are a defendant.  Although we maintain insurance, including product liability insurance, we cannot provide assurance that any claim that may be brought against us will not result in court judgments or settlements in amounts that are not covered in whole or in part by our insurance or are in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance.

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

The medical device market is characterized by extensive research and development, and rapid technological change. Our success depends upon our ability to develop and maintain a competitive position in both the embolotherapy and related delivery systems markets. We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. Our key competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are Biocompatibles, Ltd., Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson and Johnson Company, Pfizer, Inc., Terumo Corporation and CeloNova BioSciences, Inc.

Many of our competitors may have greater capabilities, experience and financial resources than we do. As a result, they may develop products more quickly or at less cost, that compete with our microsphere products and related delivery systems. For example, in recent years we have experienced increasing competition from products that compete with Embosphere Microspheres products for UFE. Moreover, some of our competitors have provided free or reduced-price samples of competing forms of microspheres for the treatment of medical procedures for which our Embosphere Microspheres are indicated. We believe the availability of these free or reduced-price samples may have adversely affected our revenue, and if this practice recurs our product revenue may continue to be adversely effected.

Currently, the primary products with which our microspheres compete for some of our applications are spherical PVA sold by Boston Scientific, Terumo and Biocompatibles, Embozene currently marketed in Europe by CeloNova, and gel foam sold by Pfizer, Boston Scientific and Cook.

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

The availability and levels of reimbursement by governmental and other third-party payers affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payers may attempt to contain or reduce the costs of health care by lowering the rate at which providers are reimbursed for embolization procedures or challenging the prices that companies such as ours charge for medical products. For example, on January 1, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued a rule providing for a single, all-inclusive reimbursement code for UFE. This new code is inclusive of all services occurring on the day of the procedure. This new physician reimbursement rate is lower than the rate historically received by physicians. We believe that some physicians have shifted their procedural mix away from UFE in response to this change in reimbursement, which has and may continue to negatively affect our sales growth. Conversely, beginning January 1, 2008 the CMS assigned a new ambulatory procedure code, or APC, for UFE procedures performed in an outpatient setting. We believe that this new APC code has resulted in an increase in hospital reimbursement for UFE procedures. However, CMS could adversely change this APC code in the future or otherwise decrease the payment rate for such UFE procedures. Any change in reimbursement levels could have an adverse affect on utilization rates for UFE procedures.

In some foreign countries, particularly the countries of the European Union where our microsphere products are currently marketed and sold, the pricing of medical devices is subject to governmental control, and the prices charged for our products have in some instances been reduced as a result of these controls.

Initiatives to limit the growth of health care costs, including price regulation, are underway in the United States and other major health care markets. For example, payors may increase the complexity of patient precertification required prior to performing a UFE procedure. In addition, we may be affected by prescription drug benefit legislation recently enacted in the United States, and health care reform initiatives proposed in certain state and local jurisdictions and other countries. While these initiatives have in many cases related to pharmaceutical pricing, implementation of more sweeping health care reforms in significant markets may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician’s selection of products used to treat patients.

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

As of June 30, 2008, we believe that Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 22% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, one of our directors is chairman of the board of directors of Sepracor and we have granted board-observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitled them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state health care fraud and abuse laws and regulations, to accurately report financial information or data or to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of customer information or information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses.

In addition, during the course of our operations, our directors, executives and employees may have access to material, nonpublic information regarding our business, our results of operations or potential transactions we are considering. Despite the adoption of an Insider Trading Policy, we may not be able to prevent a director or employee from trading in our common stock on the basis of or while having access to material, nonpublic information. If a director or employee were to be investigated, or an action were to be brought against a director or employee, for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

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

We are also subject to numerous U.S. and foreign regulatory requirements governing the conduct of clinical trials, marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all the risks associated with FDA approval described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval or clearance by the FDA does not ensure approval by regulatory authorities of some countries outside the United States. Many foreign regulatory authorities, including those in major markets such as Japan and China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our medical device candidates.

If the FDA or other regulatory agencies place restrictions on, or impose additional approval requirements, with respect to products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products.

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

The marketing claims we are permitted to make in labeling or advertising regarding our microspheres in the United States are limited to those consistent with any FDA clearance or approval. For example, because our EmboGold Microspheres are not cleared for specific use in UFE, we may not promote them for this specific use. Although our QuadraSphere Microspheres are technically identical in all respects to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepatocellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not specifically indicated for use in hepatocellular carcinoma and hepatic metastasis. FDA regulations require that we conduct clinical trials prior to submitting an application to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepatocellular cancer or hepatic metastasis, while European Union regulations do not mandatorily require it for this class of medical devices. Accordingly, in order for us to seek FDA clearance to promote the use of QuadraSphere Microspheres for the embolization of hepatocellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials. If the FDA believes our advertisements or labeling, or statements made by our sales representatives or other company officials, improperly promote our products for unapproved indications, the FDA could allege that our promotional activities misbrand or adulterate our products. Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective labeling, including sending letters to health care providers. The FDA also could take enforcement action, including seizure of product, injunction or criminal prosecution against us and our officers or employees or seek civil penalties.

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

On September 27, 2007, the President of the United States signed the Food and Drug Administration Amendments Act of 2007, or FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. Under the FDAAA, companies that violate certain provisions of the new law are subject to substantial civil monetary penalties. While we expect the FDAAA to have an effect on the medical device industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval or clearance of new medical device products and to produce, market and distribute products after approval.

The FDAAA also establishes requirements for registering certain types of device clinical trials, and reporting the results of those trials, in a national, publicly accessible database.  In addition, the FDA requires certification of compliance with this requirement to be submitted with applications or reports concerning such studies.  The failure to comply with the clinical trial registry requirements is subject to civil monetary penalties.

We may be subject, directly or indirectly, to federal and state health care fraud and abuse laws and regulations and, if we are unable to fully comply with such laws, could face substantial penalties.

Our operations may be directly or indirectly affected by various broad state and federal health care fraud and abuse laws, including the federal Anti-Kickback Statute, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal health care programs, such as the Medicare and Medicaid programs. If our past or present operations are found to be in violation of these laws, we and our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and financial condition would be harmed.

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

We do not know whether competitors have similar U.S. patent applications on file, since U.S. patent applications filed before November 28, 2000, or for which no foreign patents will be sought, are secret until issued, and applications filed after November 28, 2000, are published approximately 18 months after their earliest priority date. Consequently, the United States Patent and Trademark Office could initiate interference proceedings involving our owned or licensed U.S. patent applications or issued patents. Further, there is a substantial backlog of patent applications at the United States Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

On January 13, 2005, we were notified of a Notice of Oppositions filed in the European Patent Office, or EPO, by Biocompatibles UK Limited on December 23, 2004, challenging the patentability of the claims in our granted European Patent 1128816, which relates to certain PVA microspheres, their use in embolization and methods of manufacture related to such PVA microspheres. On December 10, 2007, the EPO upheld the claims of our patent in amended form and rendered its formal written decision on December 27, 2007. We and Biocompatibles have appealed this decision. We intend to continue to defend our European patent in this appeal. On July 1, 2008, Biocompatibles UK Limited filed a Notice of Opposition in the EPO challenging the patentability of the claims in our granted European Patent 1 267 839 B1, which relates to drug-loaded microspheres and their use in embolization.  Currently, we are evaluating this second opposition, and we intend to provide a response once our evaluation is completed. We are not able to predict the outcome of either of these opposition proceedings.

With the exception of the two European Opposition proceedings just described, we are not currently involved in any other litigation or actions with third parties to enforce or defend our patent rights. However, in order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits, opposition proceedings, interference proceedings or defend against such proceedings. By initiating legal proceedings to enforce our intellectual property rights, we may also provoke these third parties to assert claims against us. If we do not prevail in any such proceedings, our patents could be narrowed, invalidated or rendered unenforceable. Furthermore, we may be sued for infringing on the intellectual property rights of others. We may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court regarding the proprietary rights of others. As we introduce new products into the market, we may be accused of infringing the patent rights of third parties. If we do not prevail in such a patent litigation brought against one of our products or its use, we may be required to pay damages, stop selling our product or obtain a royalty-bearing license if one is obtainable. Any required license might not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be prevented from selling some of our products, which could decrease our revenue. Intellectual property litigation is costly and, even if we prevail, could divert management attention and resources away from our business.

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

If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce and package all of our microsphere products in one manufacturing facility in France. We have contracted with two suppliers for our guidewire products, and are currently in negotiation to extend an existing contract with a third party to supply and package our catheter product. Either we or any third-party manufacturer would likely experience significant delays or cessation in producing our products if we or they experience difficulties, delays or failures in manufacturing processes, quality control processes, equipment calibration, process-critical equipment or in any other process necessary for the manufacture of our products, or if we or they experience a labor-based error or omission, or a labor strike, natural disaster, local or regional conflict or any disruption in supply. If we are unable to manufacture and package our products at our facility in France, we may be required to enter into arrangements with one or more alternative contract manufacturing companies.

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

We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately ten third party-vendors, including a third party from whom we purchase guidewires for our Segway Guidewire product; a third party from whom we purchase catheters for our EmboCath Plus Infusion Microcatheter product; and a third party from whom we purchase guidewires for our Sequitor Steerable Guidewire product. Our reliance on our suppliers exposes us to risks, including:

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenue from the sale of our microspheres and other products in the European Union, the Middle East, Africa, South America and Asia. For the six months ended June 30, 2008 and the year ended December 31, 2007, approximately 20% and 23%, respectively, of our revenue was derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

In March 2008, we commercially launched our Embosphere Microsphere product in the People’s Republic of China. Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in interruptions of our commercialization efforts in China. In addition, the Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.  Our commercialization efforts in China could be materially harmed by any changes in the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations. If such commercialization efforts in China are materially harmed, we would not be able to grow sales of our Embosphere Microspheres in China and our operating results could be adversely affected.

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

The market price of our stock is highly volatile. From January 1, 2006 through August 1, 2008, the price of our common stock has ranged from a low of $3.10 to a high of $9.43. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 14, 2008.  At the meeting, the following matters were voted upon by holders of our common stock:

1.   To elect the following eight persons to serve as directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified:

	Votes For	Votes Withheld

Timothy J. Barberich	14,700,074	331,901
William M. Cousins, Jr.	14,422,726	611,249
Alexander M. Klibanov, Ph.D.	14,838,574	195,410
Richard J. Faleschini	14,837,974	196,001
John H. MacKinnon	14,584,443	449,532
Riccardo Pigliucci	14,364,557	669,418
David P. Southwell	13,143,086	1,890,889
Marian L. Heard	14,520,557	513,418

Each of the above-named individuals was elected as a director.

2.          To approve an amendment to the 2000 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan from 100,000 to 160,000:

Number of Shares For:	7,251,891
Number of Shares Against:	350,231
Number of Shares Abstain:	128,944

3.          To approve an amendment to the 2006 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan from 2,000,000 to 2,500,000.

Number of Shares For:	7,003,009
Number of Shares Against:	528,137
Number of Shares Abstain:	199,920

ITEM 6.          EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	BIOSPHERE MEDICAL, INC.

/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)

Date: August 11, 2008	/s/ MARTIN J. JOYCE
Martin J. Joyce
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	2006 Stock Incentive Plan, as amended (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2008).

10.2	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2008).

31.1*	Certification of the principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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