Form 10-Q
period 2008-09-30
BIOSPHERE MEDICAL INC
filed 2008-11-07
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

The number of shares outstanding of the Registrant’s common stock as of November 3, 2008 was 18,325,375 shares.

BioSphere Medical, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,697	$15,608
Marketable securities	708	7,971
Accounts receivable, net of allowance for doubtful accounts of $92 and $160 as of September 30, 2008 and December 31, 2007, respectively	4,568	4,097
Inventories	3,773	3,836
Prepaid and other current assets	673	613
Total current assets	28,419	32,125
Property and equipment, net	1,080	1,124
Goodwill	1,443	1,443
Other assets	411	67
Total Assets	$31,353	$34,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,529	$1,970
Accrued compensation	1,948	1,674
Other accrued liabilities	1,616	1,816
Accrued preferred dividend	145	—
Current portion of capital lease obligations and long-term debt	9	27
Current portion of deferred licensing revenue	83	83
Total current liabilities	5,330	5,570
Long-term debt and capital lease obligations	10	17
Long-term portion of deferred licensing revenue	—	63
Total Liabilities	5,340	5,650

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 6% series A convertible preferred stock, 12,000 shares authorized, 9,636 and 9,495 shares issued and outstanding, as of September 30, 2008 and December 31, 2007, respectively	8,521	8,523
Common stock, $.01 par value; 50,000,000 shares authorized, 18,325,375 and 18,287,834 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	183	183
Additional paid-in capital	105,204	103,753
Accumulated deficit	(88,452)	(84,059)
Accumulated other comprehensive income	557	709
Total Stockholders’ Equity	26,013	29,109
Total Liabilities and Stockholders’ Equity	$31,353	$34,759

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Revenue:
Product sales	$7,094	$6,533	$21,711	$19,883
Licensing revenue	104	104	312	313
Total revenue	7,198	6,637	22,023	20,196
Costs and expenses:
Cost of product sales	1,889	1,897	5,922	5,913
Research and development	822	583	2,239	1,809
Sales	2,497	1,775	7,763	5,701
Marketing	1,855	1,485	4,872	4,219
General, administrative and patent	1,760	1,332	5,470	4,756
Total costs and expenses	8,823	7,072	26,266	22,398
Loss from operations	(1,625)	(435)	(4,243)	(2,202)
Interest income	88	261	368	767
Interest expense	(1)	(5)	(7)	(13)
Foreign exchange gain (loss), net	282	(134)	64	(167)
Realized loss on investments	(13)	—	(17)	(1)
Other income, net	—	—	5	—
Loss before taxes	(1,269)	(313)	(3,830)	(1,616)
Income tax provision	(129)	—	(129)	—
Net loss	(1,398)	(313)	(3,959)	(1,616)
Preferred stock dividends	(145)	(140)	(434)	(415)
Net loss applicable to common stockholders	$(1,543)	$(453)	$(4,393)	$(2,031)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.09)	$(0.03)	$(0.24)	$(0.12)
Weighted average number of common shares outstanding
Basic and diluted	17,990	17,620	17,977	17,577

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(3,959)	$(1,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	113	251
Recovery of doubtful accounts	(15)	2
Depreciation	324	333
Non-cash stock compensation	1,389	1,233
Foreign currency (gain) loss, net	(64)	167
Realized loss on available-for-sale investments	2	1
Unrealized loss on available-for-sale investments	15	—
Changes in operating assets and liabilities:
Accounts receivable	(455)	24
Inventories	(71)	(468)
Prepaid expenses and other current assets	(62)	(81)
Accounts payable	(455)	(194)
Accrued compensation	283	(425)
Other accrued expenses	(247)	(138)
Net cash used in operating activities	(3,202)	(911)
Cash flows from investing activities:
Purchase of property and equipment	(294)	(298)
Purchase of marketable securities	—	(9,219)
Proceeds from the sale and maturity of marketable securities	7,208	12,973
Acquisition of patent rights	(345)	—
Net cash provided by investing activities	6,569	3,456
Cash flows from financing activities:
Proceeds from issuance of common stock under employee benefit and incentive plans	62	412
Payment of cash dividends	(290)	(3)
Principal payments under long-term debt and capital lease obligations	(25)	(44)
Net cash (used in) provided by financing activities	(253)	365
Effect of exchange rate changes on cash and cash equivalents	(25)	69
Net increase in cash and cash equivalents	3,089	2,979
Cash and cash equivalents at beginning of period	15,608	8,913
Cash and cash equivalents at end of period	$18,697	$11,892

Supplemental disclosure of non-cash financing activity:
Preferred cash dividends accrued, not paid	$145	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                Nature of Business

BioSphere Medical, Inc. (the “Company”) develops, manufactures and markets products for medical procedures that use embolotherapy. Embolotherapy is the therapeutic introduction of various biocompatible substances into a patient’s circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging or to devitalize or destroy a structure or organ by occluding its blood supply. The Company’s core technologies consist of patented bioengineered polymers, which are chemical compounds that we create through the application to medical science of engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles, or microspheres, with uniquely beneficial properties for a variety of medical applications. The Company’s principal focus is the application of its Embosphere® Microspheres for the treatment of symptomatic uterine fibroids using a procedure called uterine fibroid embolization (“UFE”). The Company’s wholly owned subsidiary, BioSphere Medical SA (“BMSA”), a French société anonyme, holds the license to the embolotherapy technology that is the main focus of the Company’s business.

2.                Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The consolidated financial statements include the accounts of the Company’s three wholly owned subsidiaries, BMSA, BioSphere Medical Japan, Inc. and BSMD Ventures, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the three- and nine-month periods ended September 30, 2008 and 2007. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2008.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity date of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with its investment policy, surplus cash is invested in investment grade corporate and U.S. government debt as well as certain asset-backed securities. The Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value, with unrealized gains and losses included in accumulated other comprehensive income in the accompanying balance sheet. The Company recognizes declines in fair value of its marketable securities that are deemed to be other-than-temporary impairments in the consolidated statement of operations. For the three and nine months ended September 30, 2008 and 2007, the Company did not record significant realized gains or realized losses on marketable securities.

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

Research and Development

Research and development costs include payroll, facility costs, administrative expenses and third-party costs related to developing new products, making technological improvements to existing products and production methods. Research and development costs are expensed in the period incurred. Preclinical testing of product candidates and clinical trials and product validation costs associated with recently launched products are also included in research and development expenses.

In June 2007, the FASB ratified Emerging Issue Task Force (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense in the period such determination is made.  The Company did not have any non-refundable advance payments capitalized at September 30, 2008. The Company adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

Although the Company’s French subsidiary, BMSA, has been profitable in recent periods, the Company expects BMSA to recognize a loss in the current year and therefore, the Company will to continue to maintain a full valuation allowance on its tax benefits until profitability has been sustained over a time period, and in amounts, that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company continues to evaluate the positive and negative evidence identified in SFAS No. 109 “Accounting For Income Taxes,” to determine whether, in its view, it is more likely than not that some or all of its deferred tax assets in each of its tax jurisdictions will be realized.

In the third quarter of 2008, the Company recorded an income tax provision of $129,000 due to the reversal of a previously applied income tax credit that was disallowed by the French tax authorities during a recent tax audit of BMSA.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss; specifically, the effects of foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities. For the three and nine months ended September 30, 2008 and 2007, the Company’s comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(1,398)	$(313)	$(3,959)	$(1,616)
Cumulative translation adjustment	(501)	264	(115)	353
Unrealized (losses) gains on investments	9	(2)	(37)	13
Total comprehensive loss	$(1,890)	$(51)	$(4,111)	$(1,250)

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

	As of September 30,
(in thousands)	2008	2007
Shares issuable upon exercise of stock options	2,870	2,487
Shares issuable upon conversion of convertible securities	2,409	2,339
Shares issuable upon exercise of outstanding warrants	400	400
Unvested restricted stock awards	335	333
	6,014	5,559

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

3.                Marketable Securities and Cash Equivalents

All current fixed maturity securities are classified as “available-for-sale” and are reported at fair value. The Company has determined that its investment securities are available to support current operations and, accordingly, has classified such marketable securities as current assets without regard to contractual maturities. The unrealized gains or losses on these securities are included in accumulated other comprehensive income as a separate component of stockholders’ equity unless the decline in value is deemed to be other-than-temporary, in which case securities are written down to fair value and the loss is charged to income. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors.  For the three months ended September 30, 2008, the Company recognized a $15,000 charge to income as a result of a write-down of certain mortgage backed securities due to an other-than-temporary decline in the quality of the underlying assets.

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of September 30, 2008 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Asset-backed obligations	$740	$1	$(33)	$708
Total marketable securities	740	1	(33)	708
Cash equivalents:
Treasury obligations	17,400	—	—	17,400
Total marketable securities and cash equivalents	$18,140	$1	$(33)	$18,108

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

The Company recognized $13,000 and $17,000 of net losses on its marketable securities for the three and nine months ended September 30, 2008. No material realized gains or losses were recognized for the three and nine months ended September 30, 2007.

As of September 30, 2008, the contractual maturities of marketable securities are as follows:

(in thousands)	Estimated Fair Market Value
Due within one year:
Asset-backed obligations	$30
Due between one and five years:
Asset-backed obligations	507
Due after ten years:
Asset-backed obligations	171
Total marketable securities	708
Cash equivalents:
Treasury obligations	17,400
Total marketable securities and cash equivalents	$18,108

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at each reporting period as of September 30, 2008 and December 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Asset-backed obligations	$708	$—	$603	$105
Total marketable securities	708	—	603	105
Cash equivalents:
Treasury obligations	17,400	17,400	—	—
Total marketable securities and cash equivalents	$18,108	$17,400	$603	$105

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate obligations	$1,366	$—	$1,366	$—
Bank obligations	1,167	—	1,167	—
Asset-backed obligations	3,303	—	3,303	—
Federal agency obligations	1,883	—	1,883	—
Tax-exempt obligations	252	—	252	—
Total marketable securities	7,971	—	7,971	—
Cash equivalents:
Bank obligations	1,450	—	1,450	—
Treasury obligations	12,100	12,100	—	—
Total marketable securities and cash equivalents	$21,521	$12,100	$9,421	$—

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance (at December 31, 2007):	$—
Total unrealized losses:
Included in earnings	(15)
Included in other comprehensive income	(33)
Transfers in and/or out of Level 3	153
Ending balance (at September 30, 2008)	$105

4.                Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	September 30, 2008	December 31, 2007
Finished goods	$2,329	$2,387
Work in process	1,306	1,319
Raw material	138	130
Total inventory	$3,773	$3,836

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Revenue:
United States	$6,007	$4,973	$16,625	$14,599
France	423	907	2,199	2,913
Other European Union countries	454	412	1,635	1,662
Other foreign countries	314	345	1,564	1,022
Total revenue	$7,198	$6,637	$22,023	$20,196

(in thousands)	As of September 30, 2008	As of December 31, 2007
Long-lived assets:
United States	$337	$340
France	743	784
Total long-lived assets	$1,080	$1,124

6.                Stock Options

The fair value of stock options granted during the three and nine months ended September 30, 2008 and 2007 are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Options granted (in thousands)	3	5	732	404
Weighted average exercise price	$3.60	$5.85	$4.23	$7.14
Weighted average grant date fair value	$2.06	$3.70	$2.51	$4.62
Assumptions:
Dividend yield	0%	0%	0%	0%
Expected volatility	61%	67%	65%	69%
Risk-free interest rate	3.28%	4.58%	2.84%	4.55%
Expected term (years)	5.61	5.76	5.67	5.89

Changes in outstanding stock options for the nine months ended September 30, 2008 were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,220	$5.29
Granted	732	$4.23
Exercised	(9)	$2.90
Forfeited and expired	(73)	$5.59

Outstanding at September 30, 2008	2,870	$5.02	7.20	$693

Exercisable at September 30, 2008	1,231	$5.31	5.98	$420
Vested or expected to vest at September 30, 2008	2,524	$5.04	7.08	$635

Changes in non-vested restricted stock awards for the nine months ended September 30, 2008 were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	333	$1.99
Awarded	17	$3.81
Vested	(15)	$7.16
Non-vested at September 30, 2008	335	$1.85

The following table presents stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Cost of product sales	$61	$49	$170	$188
Research and development	$58	$29	$103	$75
Sales	$110	$45	$176	$147
Marketing	$15	$11	$49	$35
General, administrative and patent	$265	$216	$891	$788

At September 30, 2008, there was $4.02 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options, which the Company expects to recognize over a weighted-average period of 3.11 years.  At September 30, 2008, there was $271,000 of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock awards, which the Company expects to recognize over a weighted-average period of 1.61 years.  However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

7.                Contingencies

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, entitled Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of the Company’s EmboGold Microspheres in a juvenile nasal angiofibroma embolization or the negligence of the healthcare providers or both factors combined. As alleged in the complaint, the claims that the EmboGold Microspheres were defective are vague and nonspecific. All defendants have denied the allegations against them. The plaintiffs seek compensatory and punitive damages. The Company carries product liability insurance and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which it has denied the claims being made.  Some pretrial discovery has been completed, but no party has disclosed any expert opinions. The plaintiff has voluntarily dismissed John Stith, M.D. from the lawsuit without a settlement payment. The case is presently set for trial on July 6, 2009.

On June 4, 2008, a lawsuit was filed in the Superior Court of California, County of Los Angeles, entitled Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center, BioSphere Medical, Inc. et al. The plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed, that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with the Company’s Embosphere Microspheres, that the product was defective, that the manner in which it is marketed and sold is misleading, that the health care providers were negligent, or all factors combined.  However, as alleged in the complaint, these claims are vague and nonspecific. The plaintiff is seeking unspecified damages.  All defendants have denied the allegations against them. The Company carries product liability insurance and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which the Company has denied the claims being made. This lawsuit is in its early stages.  No trial date has been set. An initial case management conference with the court has been set for November 14, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is intended to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and requires additional information about how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flow. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not believe the adoption of SFAS 161 will have a material impact on its results of operations, financial position or cash flows.

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

In the nine month-period ended September 30, 2008, and during the year ended December 31, 2007, we primarily recognized revenue from product sales of our embolic products in North America and the European Union. We also recognized revenue from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenue also includes the sale of accessory embolotherapy devices such as our EmboCath® Plus, Sequitor® Guidewire and Segway® Guidewire, as well as our barium delivery kits and other ancillary medical devices sold exclusively in Europe. We currently derive a majority of our revenue in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids using a procedure called uterine fibroid embolization, or UFE.

Our principal focus is growing our embolotherapy business worldwide through increased utilization of UFE and other hypervascularized tumor embolization procedures. Our marketing strategy is to promote UFE procedures for patients suffering with uterine fibroids through our “Ask4Tell4” national awareness campaign, which was launched in September 2008, and through other local advertising and public relations campaigns, and to specifically promote our Embosphere Microspheres as the product of choice for UFE procedures. Our success will depend upon the increased acceptance by the medical community, patients and third-party payors of the benefits of UFE procedures, and acceptance of our Embosphere Microsphere product and our other products, as safe, medically therapeutic and cost effective.

We are currently developing a smaller-sized version of our HepaSphere Microsphere and QuadraSphere Microsphere products for use in interventional oncology, which, in each case, is being designed to allow for delivery into smaller vasculature. We are also conducting limited preclinical research based upon our proprietary technology.  These programs include our MR Microsphere product under development, which is being designed to enhance our Embosphere Microspheres with features that make the microspheres visible under magnetic resonance imaging, or MRI, and our Resorbable Microsphere product under development, which is being designed to enhance our Embosphere Microspheres with features that would allow the microspheres to dissolve and be absorbed into the body. These programs are at an early stage of development and we may not be successful in our development efforts.

We have experienced operating losses in each period since our inception. As of September 30, 2008, we had approximately $19.41 million in cash, cash equivalents and marketable securities, and an accumulated deficit of approximately $88.45 million. We expect to continue to incur operating losses in 2008 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities. We believe that the $19.41 million in cash, cash equivalents and marketable securities that we have as of September 30, 2008, together with anticipated proceeds from sales of our microspheres and delivery systems, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months.

Research and Development

Research and development expenses as a percentage of total revenue for the nine months ended September 30, 2008 and 2007 were 10% and 9%, respectively. Research and development expenses in each of these periods relate primarily to:

•                                         research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, including a smaller-sized microsphere for our HepaSphere Microsphere and QuadraSphere Microsphere product offerings; as well as our MR Microspheres and our Resorbable Microspheres, all of which are in preclinical development;

•                                         developing a new generation of steerable guidewire to augment and/or replace our current guidewire product offerings;

•                                         further preclinical testing and non-clinical trials to support initial and/or additional clinical indications and/or premarketing approvals for our Embosphere Microspheres, HepaSphere Microspheres, QuadraSphere Microspheres, Sequitor Steerable Guidewire and EmboCath Plus Infusion Microcatheter, all of which products are currently approved and marketed for specified indications and in specified geographic locations; and

•                                         seeking to develop new manufacturing processes for our currently marketed products.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure at the date of our financial statements. The significant accounting policies that we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, stock-based compensation, accounts receivable, inventories and income taxes. For a more detailed explanation of the judgments made in these areas, refer to Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the Securities and Exchange Commission, or SEC.

In our 2007 Annual Report on Form 10-K, we identified the critical accounting estimates upon which the consolidated financial statements were prepared. We reviewed our policies and determined that, except as set forth below, these remain the critical accounting estimates for the quarter ended September 30, 2008. Actual results could differ materially from these estimates.

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

Although Biosphere Medical S.A., or BMSA, our wholly-owned French subsidiary, has been profitable in recent periods, we expect that BMSA will recognize a loss in the current year and therefore, we will to continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period, and in amounts, that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. We continue to evaluate the positive and negative evidence identified in Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting For Income Taxes,” to determine whether, in our view, it is more likely than not that some or all of our deferred tax assets in each of our tax jurisdictions will be realized. Any significant changes in any of our estimates and judgments, including our assumptions concerning the operating profitability of our French subsidiary, could have a significant impact on the valuation allowance on our tax assets and our reported operating results.

Results of Operations

Three and Nine Months Ended September 30, 2008 and September 30, 2007

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(in thousands)	2008	2007	($)	(%)
Total revenue	$7,198	$6,637	$561	8%
Cost of product sales	1,889	1,897	(8)	0%
Gross margin	$5,309	$4,740	$569	12%
Gross margin %	74%	71%	3%

	For the Nine Months Ended,		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(in thousands)	2008	2007	($)	(%)
Total revenue	$22,023	$20,196	$1,827	9%
Cost of product sales	5,922	5,913	9	0%
Gross margin	$16,101	$14,283	$1,818	13%
Gross margin %	73%	71%	2%

Revenue.  The increases in revenue of $561,000 and $1.83 million, or 8% and 9%, respectively, in the three- and nine-month periods ended September 30, 2008 as compared to the same periods in 2007 were primarily due to increases in sales of our microsphere products for interventional gynecology and interventional oncology procedures offset by decreases in the sales of gastric products. Specifically:

•                                          product revenue from sales of our microspheres for use in interventional gynecology for UFE increased $1.03 million and $2.18 million, or 23% and 16%, respectively, from the three- and nine-month periods ended September 30, 2007, on higher unit sales of our Embosphere Microspheres in the United States.  During the three and nine months ended September 30, 2008, sales of our microspheres in the United States increased $787,000 and $1.52 million, or 20% and 13%, respectively, as compared to the same periods in 2007. Sales of our microspheres outside the United States increased $241,000 and $660,000, or 43% and 30%, respectively, principally due to increased demand in Europe during the three months ended September 30, 2008 and to the commercial launch of Embosphere Microspheres in China in the first quarter of 2008.

•                                          product revenue from sales of our microspheres for use in interventional oncology, primarily for use in treating liver cancer, increased $62,000 and $537,000, or 5% and 15%, respectively, from the three- and nine-month periods ended September 30, 2007, on higher unit sales of our Embosphere Microspheres in the United States. During the three and nine months ended September 30, 2008, sales in the United States increased $164,000 and $361,000, or 21% and 15%, respectively.  Sales outside the United States decreased $102,000, or 27%, during the three-month period ended September 30, 2008 due primarily to the decrease in sales to Brazil caused by the decline in the value of the Brazilian Real against the U.S. dollar in the quarter ended September 30, 2008. Additionally, during the nine months ended September 30, 2008, sales outside the United States increased $176,000, or 16%, principally due the commercial launch of Embosphere Microspheres in China in the first quarter of 2008.

Additional increases in revenue during the three- and nine-month periods ended September 30, 2008, as compared to the same periods in 2007, were due to increased sales of our delivery systems and changes in foreign exchange rates. Product revenue from the sales of our delivery system products increased $32,000 and $112,000, or 12% and 13%, respectively, as compared to the three- and nine-month periods ended September 30, 2007, respectively, primarily due to increased demand in the United States.

Included in the increase in revenue noted above is the effect of changes in foreign exchange rates. During the three- and nine-month periods ended September 30, 2008 as compared to the same periods in 2007, revenue increased $87,000 and $405,000, respectively, as sales from our French operations increased due to the weakening of the U.S. dollar against the euro.

Sales of nonstrategic gastric products in Europe, which include, among other things, barium and drainage kits, decreased $563,000 and $1.09 million, or 97% and 61%, respectively, in the three- and nine-month periods ended September 30, 2008, respectively, as compared to the three- and nine-month periods ended September 30, 2007 as we completed the phase out of these nonstrategic products.

Gross Margin.  Gross margin as a percentage of revenue for the three and nine months ended September 30, 2008 increased to 74% and 73%, respectively, as compared to 71% in the three- and nine-month periods ended September 30, 2007, respectively, primarily due to an increase in microsphere sales, which have the highest gross margins among our product offerings, as a percentage of overall sales and a reduction in the sale of nonstrategic gastric products, which have historically had lower margins. Gross margin also favorably improved in the three- and nine-month periods ended September 30, 2008 as compared to the same periods in 2007 as a result of our sale of certain gastric inventory that had previously been written down, resulting in a higher gross margin.

Expense Overview

	For the Three Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(in thousands)	2008	2007	($)	(%)
Research and development	$822	$583	$239	41%
Sales	2,497	1,775	722	41%
Marketing	1,855	1,485	370	25%
General, administrative and patent	1,760	1,332	428	32%
Total operating expenses	$6,934	$5,175	$1,759

	For the Nine Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(in thousands)	2008	2007	($)	(%)
Research and development	$2,239	$1,809	$430	24%
Sales	7,763	5,701	2,062	36%
Marketing	4,872	4,219	653	15%
General, administrative and patent	5,470	4,756	714	15%
Total operating expenses	$20,344	$16,485	$3,859

Research and Development Expense.  Research and development expense for the three- and nine-month periods ended September 30, 2008 increased over the comparable periods in 2007. The increase in research and development expense in the three- and nine-month period ended September 30, 2008 as compared to the same periods in 2007 was primarily due to salary and other compensation-related benefits for two new executives in the first quarter of 2008.  During the first quarter of 2008, we hired a vice president of new product and business development and a vice president of regulatory, medical affairs and quality systems, representing an aggregate of $193,000 of the increase during the three-month period ended September 30, 2008 as compared to the same period in 2007.  Fluctuation in foreign exchange rates contributed $19,000 of the increase during the three-month period ended September 30, 2008.

Sales Expense.  Sales expense for the three- and nine-month periods ended September 30, 2008 increased over the comparable periods in 2007 due to an increase in salary, incentive compensation and other compensation-related expenses as a result of the expansion of our direct sales force in the United States and the addition of an employee dedicated to managing our distributor relationships in Asia and South America.  At the beginning of 2008, we increased the number of U.S. sales territories from 18 to 24 and hired a fourth regional manager. In the fourth quarter of 2007, we added a sales manager to expand markets outside of the United States and Europe.

Marketing Expense.  Marketing expense for the three- and nine-month periods ended September 30, 2008 increased as compared to the same periods in 2007, primarily due to our increased marketing spending for UFE programs and increased participation at medical conventions during 2008.  During the third quarter of 2008, we launched our national patient awareness campaign “Ask4Tell4,” representing $330,000 of the increase as compared to the three months ended September 30, 2007. In addition to the increase related to the Ask4Tell4 campaign, during the first nine months of 2008, we participated in the inaugural meeting of the European Congress on Interventional Oncology, or ECIO, and continued our participation at Global Embolization Symposium and Technologies, or GEST, and the Cardiovascular and Interventional Radiology Society of Europe, or CIRSE, which collectively accounted for $245,000 of the increase as compared to the same nine-month period in 2007.

General, Administrative and Patent Expense.  General, administrative and patent expense increased for the three- and nine-month periods ended September 30, 2008 over the comparable periods in 2007. The increase of $428,000 in expense during the three months ended September 30, 2008 was primarily due to an increase in business development activities and to recruiting and temporary costs associated with our efforts to hire an employee to fill an open finance position in our operation in France.  The increase of $714,000 for the nine months ended September 30, 2008 was primarily due to an increase in patent costs associated with our HepaSphere Microspheres drug delivery platform and start-up costs for the commercial launch of Embosphere Microspheres in the People’s Republic of China, in addition to the increases noted for the three-month period.

Interest Income.  Interest income in the three-month period ended September 30, 2008 was $88,000, compared to $261,000 in the comparable period in 2007.  Interest income in the nine-month period ended September 30, 2008 was $368,000, compared to $767,000 in the comparable period in 2007.  The decrease of $173,000 and $399,000, respectively, for the three- and nine-month periods ended September 30, 2008 was primarily due to lower interest rates on available investment-grade assets as compared to the prior year periods. At September 30, 2008, $17.40 million of our marketable securities and cash equivalents were held in treasury obligations, representing 96% of our total investments.

Foreign Exchange Gain/Loss, Net. Foreign exchange losses primarily resulted from euro-to-U.S. dollar foreign currency fluctuations on euro-denominated intercompany short-term trade payable accounts. The foreign exchange gain during the three-month period ended September 30, 2008 totaled approximately $282,000, compared to a loss of $134,000 in the same period of 2007. The increase in the foreign exchange gain for the three-month period ended September 30, 2008 was due to the strengthening of the U.S. dollar against the euro on our euro-denominated balances.

Liquidity and Capital Resources

As of September 30, 2008, we had $19.41 million of cash, cash equivalents and marketable securities, a decrease of $4.17 million from $23.58 million at December 31, 2007. This decrease was primarily the result of operating losses and changes in working capital. Consistent with prior years, during the first nine months of 2008, we made significant annual royalty payments on intellectual property we have licensed from third parties, due to sales of products during 2007. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenue, bank financing and, to a lesser extent, the exercise of stock options.

Net cash used in operating activities for the nine months ended September 30, 2008 was $3.20 million and includes a net loss of $3.96 million and $1.01 million in working capital changes, offset by non-cash charges primarily related to stock-based compensation and depreciation. Accounts receivable increased $455,000 due to higher sales and to an increase in days that sales were outstanding, which increased to 57 days at September 30, 2008 from 55 days at December 31, 2007. Accounts payable for the nine months ended September 30, 2008 decreased $455,000 due primarily to the timing of payments on delivery system products, which are manufactured for us by third parties, production materials and capital equipment.

Net cash used in operating activities for the nine months ended September 30, 2007 was $911,000 and includes a net loss of $1.62 million and $1.28 million in working capital changes, offset by non-cash charges primarily related to stock-based compensation. Accounts receivable increased $24,000 on higher sales offset by a two-day improvement in days’ sales outstanding, which decreased to 56 days from 58 days at December 31, 2006.

In the first nine months of 2008, we spent $294,000 to purchase manufacturing equipment and information technology equipment to support the expansion of our direct sales force and our existing infrastructure. In August 2008, we acquired patent rights to enhance our intellectual property portfolio for a total cost of $345,000.

Net cash used in financing activities was $253,000 for the nine months ended September 30, 2008, which included $290,000 for the payment of the first and second quarter of 2008 preferred stock dividend in cash, and scheduled principal payments on existing capital arrangements, offset by $62,000 from the issuance of common stock upon exercise of options under employee benefit and incentive plans.

We believe that the $19.41 million in cash, cash equivalents and marketable securities that we have as of September 30, 2008, together with anticipated proceeds from sales of our microspheres and delivery systems, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months. In the longer term, we expect to fund our operations and capital requirements through a combination of expected proceeds from product sales and capital equipment financings.

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

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation: unanticipated changes in the amount of revenue we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; the outcome of lawsuits against us, including the current product liability lawsuits described below under “Part II, Item 1—Legal Proceedings,” for which any adverse judgment could materially adversely impact market acceptance of our products and, if not adequately covered by our product liability insurance, could have a material adverse effect on our liquidity; costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review; the market’s acceptance of any approved products; inflation; and adverse global market and economic conditions. We also may need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

We may require substantial additional cash to fund our planned, and any unplanned, expenses. If adequate funds are not available, we could be required to reduce our capital expenditures, scale back or eliminate some or all of our research, development, sales and marketing initiatives, reduce our workforce and license to others or divest products or technologies that we otherwise would seek to commercialize ourselves or otherwise curtail our business operations. We may seek additional funding through a combination of collaborative arrangements, debt financing, or the sale of additional equity securities. We may not receive such additional funding on reasonable terms, or at all. Any sales of equity or debt securities are likely to dilute our existing stockholders, and the new securities may have rights, preferences or privileges senior to those of existing holders of our capital stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Borrowing Agreements

At September 30, 2008, we had a credit facility with a bank under which we may borrow up to $3.00 million. We may use amounts borrowed under the agreement for general working capital and corporate purposes, subject to limitations defined in the agreement. This agreement expires in June 2009.  Each available 30-, 60-, 90- or 180-day advance will bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30-, 60-, 90- or 180-day LIBOR rate (2.93% as of September 30, 2008) plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BioSphere Medical SA, a wholly owned subsidiary, as collateral.

There were no borrowings outstanding under this agreement as of September 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS 161.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is intended to enhance the current disclosure framework in SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and requires additional information about how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect our financial position, financial performance and cash flow. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS 161 will have a material impact on our results of operations, financial position or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of September 30, 2008, we did not participate in any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the euro, and as of September 30, 2008 approximately euro 2.11 million or $3.05 million, remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenue and expenses in France are primarily denominated in the euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Other accumulated comprehensive loss” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments primarily in treasuries and, to a lesser extent, in asset-backed securities. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. A hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our short-term investments or their respective cash flows as of September 30, 2008. As of September 30, 2008, approximately 96% of the $18.11 million classified as available-for-sale marketable securities and cash equivalents will mature within one year.

ITEM 4.     CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, entitled Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our EmboGold Microspheres in a juvenile nasal angiofibroma embolization or the negligence of the healthcare providers or both factors combined. As alleged in the complaint, the claims that the EmboGold Microspheres were defective are vague and nonspecific. All defendants have denied the allegations against them. The plaintiffs seek compensatory and punitive damages. We carry product liability insurance and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. Some pretrial discovery has been completed, but no party has disclosed any expert opinions. The Plaintiff has voluntarily dismissed John Stith, M.D. from the lawsuit without a settlement payment. This case is presently set for trial on July 6, 2009.

On June 4, 2008, a lawsuit was filed in the Superior Court of California, County of Los Angeles entitled Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center, Biosphere Medical, Inc. et al.  The plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed, that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with our Embosphere Microspheres, that the product was defective, that the manner in which it is marketed and sold is misleading, that the health care providers were negligent, or all factors combined.  However, as alleged in the complaint, these claims are vague and nonspecific. The plaintiff is seeking unspecified damages.  All defendants have denied the allegations against them. We carry product liability insurance and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. This lawsuit is in its early stages.  No trial date has been set. An initial case management conference with the court has been set for November 14, 2008.

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

We have incurred operating losses since our inception and, as of September 30, 2008, had an accumulated deficit of approximately $88.45 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses in 2008 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

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

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation: unanticipated changes in the amount of revenue we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; the outcome of lawsuits against us, including the current product liability lawsuits previously described under “Item 1—Legal Proceedings,” for which any adverse judgment could materially adversely impact market acceptance of our products, and if not covered by our product liability insurance, could have a material adverse affect on our liquidity; costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review; the market’s acceptance of any approved products; inflation; and adverse general global market and economic conditions. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

We will require substantial additional cash to fund our planned, and any unplanned expenses. If adequate funds are not available, we could be required to reduce our capital expenditures, scale back or eliminate some or all of our research, development, sales and marketing initiatives, reduce our workforce, and license to others or divest products or technologies that we otherwise would seek to commercialize ourselves. We may seek additional funding through a combination of collaborative arrangements, debt financing, or the sale of additional equity securities. Currently, global economic and market conditions are generally unfavorable for lending and capital raising in the medical device market sector. As such, we may not receive such additional funding on reasonable terms, or at all. Any sales of equity or debt securities are likely to dilute our existing stockholders, and the new securities may have rights, preferences or privileges senior to those of existing holders of our capital stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

If our operating results fluctuate significantly from quarter to quarter, then our stock price may decline.

Our operating results could fluctuate significantly from quarter to quarter. These fluctuations may be due to a number of factors, including:

•                                          inflation and adverse global economic conditions, which may affect the rate of UFE procedures and the sales of our products;

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

•                                          changes in management;

•                                          negative publicity;

•                                          exchange rate fluctuations; and

•                                          liquidity constraints and losses in our invested cash due to the current adverse conditions in the global capital markets.

In addition, a large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenue declines or does not grow as much as we anticipate, we might not be able to improve our operating margins. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period. Due to these fluctuations, our operating results in some quarters may not meet the expectations of our investors and our stock price may decline.

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

•                  Our reputation could be harmed with patients and health care providers, including the referring gynecologists, oncologists and interventional radiologists who are key to our current sales and marketing strategies, because we have been named as a defendant in these two lawsuits, which could adversely affect our ability to execute on our current sales and marketing strategies and, ultimately, on the sales of our products, and our stock price would likely decline in value as a result.

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

The majority of our revenue in the United States for the year ended December 31, 2007, and for the nine months ended September 30, 2008, was derived from the sale of Embosphere Microspheres for use in UFE. Our principal business focus is to grow our embolotherapy business through increases in the utilization rate of UFE procedures versus other procedures to treat uterine fibroids and in the employment by medical providers of our Embosphere Microspheres in such procedures in lieu of competing products. We began marketing and selling Embosphere Microspheres for UFE in 2002, but to date we have not achieved widespread market acceptance for our products. Our ability to grow our product revenue is substantially dependent upon growth in UFE procedures and our ability to achieve widespread acceptance of the use of

Embosphere Microspheres for use in UFE procedures. If growth in UFE procedures does not occur and if we do not achieve such market acceptance, our product revenue, and our prospects for future profitability and success, will be materially adversely affected.

We face a number of significant risks relating to our ability to successfully commercialize Embosphere Microspheres for use in UFE, including risks relating to:

•                 our ability to successfully market and sell Embosphere Microspheres for use in UFE with our limited sales force;

•                 the success of our sales and marketing strategies for Embosphere Microspheres for use in UFE, including, but not limited to, our Ask4Tell4 and ask4UFE campaigns and other local advertising and public relations campaigns, in which we are seeking to increase awareness among patients, referring physicians, interventional radiologists and third-party payors of UFE as an alternative treatment for fibroids;

•                 our ability to recruit, train and retain our sales force and the effectiveness of our sales force in influencing referral behavior with gynecologists and other health care providers;

•                 favorable reimbursement treatment from government and third-party insurers for our products;

•                 longstanding use of established treatment options for uterine fibroids and/or the emergence of new treatment options;

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

•                 global inflation and adverse economic conditions, which may cause a decrease in UFE procedure rates and sales of our products; and

•                 the various other factors discussed in detail throughout this section titled “Risk Factors.”

If the market concludes that our products are not safe or effective, we will not achieve widespread market acceptance of our microsphere products, and our business prospects will be seriously harmed.

In the United States, we began selling our first microsphere product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in UFE. We began to market and sell our HepaSphere Microspheres in the European Union in the fourth quarter of 2005 and received marketing clearance from the FDA for our QuadraSphere Microspheres in November 2006. Our success will depend upon increasing acceptance by the medical community, patients and third-party payors that our Embosphere Microspheres and other products are medically therapeutic and cost-effective. Our products may not gain widespread market acceptance for a variety of reasons, including:

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

•                 There is only limited data concerning the long-term health effects on persons receiving embolotherapy using our microspheres. For example, the effect of UFE on continued fertility has not yet been extensively studied, and our FDA clearance for Embosphere Microspheres currently does not include women who desire future pregnancy.

•                 Product liability claims could create a perception that our products are unsafe. For example, in August 2005 and June 2008 we were named as defendants in product liability lawsuits in which the plaintiffs claim that they were harmed as a result of the use of our microspheres or the negligence of the health care providers or both factors combined. See “Risk Factors—We are a defendant in two product liability lawsuits, the outcomes of which are uncertain, could result in adverse judgments substantially in excess of our product liability coverage and could harm our business, reputation and financial condition.”

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

Other factors could also affect market acceptance of our products, including, without limitation, the introduction of competing products, unfavorable reimbursement from third-party payors, safety concerns with similar products marketed by others, ineffective sales, marketing and distributions support and significant warranty claims.

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

We continue to develop sales, distribution and marketing capabilities primarily in the United States, the European Union, Asia and South America to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It has been, and we expect it will continue to be, expensive and time-consuming for us to seek to develop a global sales and marketing force. At September 30, 2008, we had a sales and marketing force of 41 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentives to maintain our sales and marketing force or to attract new sales and marketing personnel to promote our products. We have only limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We are developing and commercializing products for medical applications using embolotherapy techniques, including, without limitation, a smaller-sized version of our HepaSphere Microsphere and QuadraSphere Microsphere, MR Microspheres and Resorbable Microspheres, all of which are still in preclinical development. Our products under development may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, engineering, preclinical and/or clinical testing, as well as regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

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

We derived approximately 4% of our revenue for the nine-month period ended September 30, 2008 from the sale of nonstrategic medical products that we expect will constitute a declining portion of our revenue on an ongoing basis as we continue to phase out this business in 2008. These nonstrategic medical products include barium delivery kits sold by us in the European Union, as well as other ancillary devices for hospital and physician use. In addition, a portion of our revenue for the nine months ended September 30, 2008 was derived from the sale of EmboGold Microspheres that physicians may have used for UFE, an indication for which we do not have, and do not presently intend to seek, clearance from the FDA to market. Accordingly, in order to grow our revenue in future periods we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects may be adversely affected.

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

In March 2006, we instituted a voluntary recall of our HepaSphere Microspheres in Europe and Japan to correct a packaging defect that we identified while conducting aging studies. HepaSphere Microspheres are contained in a prefilled vial that was in turn initially packaged inside a paper pouch. In the third quarter of 2006 we launched a new plastic packaging configuration for our HepaSphere MicroSphere product designed to correct this defect. Although we are not aware of any adverse events resulting from the defects in the paper packaging, our voluntary recall of this product, or any future voluntary recall of any of our products, could result in reputational harm or a perception that the recalled product is not safe, either of which could adversely affect market acceptance of our products and result in decreased sales.

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

Currently, the primary products with which our microspheres compete for some of our applications are spherical PVA sold by Boston Scientific, Terumo and Biocompatibles, Embozene currently marketed in Europe by CeloNova, and gelfoam sold by Pfizer, Boston Scientific and Cook.

In the treatment of symptomatic uterine fibroids, we also compete with obstetrics and gynecology physicians who elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require referral to another specialist. These treatment options currently include hysterectomy, myomectomy, laporoscopic myomectomy and robotic-assisted hysterectomy.

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

If we fail to maintain, or in some instances obtain, an adequate level of reimbursement for our products by governmental and other third-party payors, there may be no commercially viable markets for our products.

The availability and levels of reimbursement by governmental and other third-party payors affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payors may attempt to contain or reduce the costs of health care by lowering the rate at which providers are reimbursed for embolization procedures or challenging the prices that companies such as ours charge for medical products. For example, on January 1, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued a rule providing for a single, all-inclusive reimbursement code for UFE. This new code is inclusive of all services occurring on the day of the procedure. This new physician reimbursement rate is lower than the rate historically received by physicians. We believe that some physicians have shifted their procedural mix away from UFE in response to this change in reimbursement, which has and may continue to negatively affect our sales growth. Conversely, beginning January 1, 2008 the CMS assigned a new ambulatory procedure code, or APC, for UFE procedures performed in an outpatient setting. We believe that this new APC code has resulted in an increase in hospital reimbursement for UFE procedures. However, CMS could adversely change this APC code in the future or otherwise decrease the payment rate for such UFE procedures. Any change in reimbursement levels could have an adverse affect on utilization rates for UFE procedures.

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

As of September 30, 2008, we believe that Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 22% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, one of our directors is chairman of the board of directors of Sepracor and we have granted board-observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitled them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

We are also subject to numerous U.S. and foreign regulatory requirements governing the conduct of clinical trials, marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all the risks associated with FDA clearance or approval described above, as well as risks attributable to the requirement to satisfy local regulations in foreign jurisdictions. Approval or clearance by the FDA does not ensure approval by regulatory authorities of some countries outside the United States. Many foreign regulatory authorities, including those in major markets such as Japan and China, have different approval procedures than those required by the FDA and may impose additional testing requirements for our medical device candidates.

If the FDA or other regulatory agencies place restrictions on, or impose additional approval requirements, with respect to products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products.

Even if the FDA grants us clearance or approval with respect to marketing any product, such products will be subject to ongoing regulatory review and restrictions, including the review of clinical results which are reported after such products are made commercially available, and restrictions on the indications for which we can market the product. The FDA can propose to withdraw approval or impose additional restrictions if new clinical data or experience shows that a product is not safe for use under the approved conditions of use.

The marketing claims we are permitted to make in labeling or advertising regarding our microspheres in the United States are limited to those consistent with any FDA clearance or approval. For example, because our EmboGold Microspheres are not cleared for specific use in UFE, we may not promote them for this specific use. Although our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepatocellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not specifically indicated for use in hepatocellular carcinoma and hepatic metastasis. FDA regulations require that we conduct clinical trials prior to submitting a marketing application to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepatocellular cancer or hepatic metastasis, while European Union regulations do not require it for this class of medical devices. Accordingly, in order for us to seek FDA clearance or approval to promote the use of QuadraSphere Microspheres for the embolization of hepatocellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials. If the FDA believes our advertisements or labeling, or statements made by our sales representatives or other company officials, improperly promote our products for unapproved indications, the FDA could allege that our promotional activities misbrand or adulterate our products. Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective labeling, including sending letters to health care providers. The FDA also could take enforcement action, including seizure of product, injunction or criminal prosecution against us and our officers or employees or seek civil penalties or disgorgement or restitution.

We may in the future make modifications to our microspheres or their labeling which we determine do not necessitate the filing of a new 510(k) notification. However, if the FDA does not agree with our determination, it may require us to make additional 510(k) filings for the modification, and we may be prohibited from marketing the modified product or the new claims until we obtain FDA clearance. Similarly, if we obtain premarket approval, we may not be able to make product, manufacturing or labeling changes until we get further FDA approval.

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

We are subject to the Medical Device Reporting, or MDR, regulations that require us to report to the FDA if our products may have caused or contributed to patient death or serious injury, or if our device malfunctions and a recurrence of the malfunction would likely result in a death or serious injury. We must also file reports of device corrections and removals and adhere to the FDA’s rules on labeling and promotion. We must also comply with the FDA’s Good Manufacturing Practice requirements as set forth in the Quality System regulations. Our failure to comply with these or other applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following:

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

•                 rescission of a substantial equivalence order or suspension or withdrawal of a premarket approval; and

•                 criminal prosecution.

If we are subject to an enforcement action, our ability to develop, manufacture, market and sell our products successfully would be adversely affected, our reputation could be harmed and we may experience decreased market acceptance of our products.

Recently enacted legislation may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute products after approval.

On September 27, 2007, the President of the United States signed into law the Food and Drug Administration Amendments Act of 2007, or FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. Under the FDAAA, companies that violate certain provisions of the new law are subject to substantial civil monetary penalties. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval or clearance of new medical device products and to produce, market and distribute products after approval.

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

We may not obtain meaningful protection for our technology and products with the patents and patent applications that we own or license relating to our microsphere technology or other ancillary products. In particular, the patent rights we possess or are pursuing generally cover our technologies to varying degrees, and these rights may not prevent others from designing products similar to or otherwise competitive with our Embosphere Microspheres and other products we commercialize. To the extent that our competitors are able to design products competitive with ours, we may experience less market penetration with our products and, consequently, we may have decreased revenue. The patent laws involving medical devices and life sciences technologies such as our microspheres are complex and vary from country to country. Thus, we cannot predict whether we will secure patent protection from any of our existing patent applications in the United States or abroad, although we have a current policy of pursuing patent protection wherever possible for our new technologies. Nor can we predict whether such coverage obtained in any of our United States or foreign patent applications will be meaningful.

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

On January 13, 2005, we were notified of a Notice of Oppositions filed in the European Patent Office, or EPO, by Biocompatibles UK Limited on December 23, 2004, challenging the patentability of the claims in our granted European Patent 1128816, which relates to certain PVA microspheres, their use in embolization and methods of manufacture related to such PVA microspheres. On December 10, 2007, the EPO upheld the claims of our patent in amended form and rendered its formal written decision on December 27, 2007. We and Biocompatibles have appealed this decision. We intend to continue to defend our European patent in this appeal. On July 1, 2008, Biocompatibles UK Limited filed a Notice of Opposition in the EPO challenging the patentability of the claims in our granted European Patent 267839, which relates to certain drug-loaded microspheres and their use in embolization.  Currently, we are evaluating this second opposition, and we intend to provide a response once our evaluation is completed. We are not able to predict the outcome of either of these opposition proceedings.

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenue from the sale of our microspheres and other products in the European Union, the Middle East, Africa, South America and Asia. For the nine months ended September 30, 2008 and the year ended December 31, 2007, approximately 17% and 23%, respectively, of our revenue was derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

The market price of our stock is highly volatile. From January 1, 2006 through November 3, 2008, the price of our common stock has ranged from a low of $1.55 to a high of $9.43. As a result of this volatility, investments in our stock could rapidly lose their value. In addition, the stock market often experiences extreme price and volume fluctuations, which affect the market price of many medical device companies and which are often unrelated to the operating performance of these companies.

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

Date: November 7, 2008	BIOSPHERE MEDICAL, INC.

/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)

Date: November 7, 2008	/s/ MARTIN J. JOYCE
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