Form 10-K
period 2008-12-31
BIOSPHERE MEDICAL INC
filed 2009-03-20
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-23678

BioSphere Medical, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3216867 (I.R.S. Employer Identification No.)
1050 Hingham Street, Rockland, Massachusetts (Address of Principal Executive Offices)	02370 (Zip Code)

(781) 681-7900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	NASDAQ Global Market

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

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2008, was $35,619,297 based on the closing price of the common stock as reported on the NASDAQ Global Market as of such date.

          The Registrant had 18,347,022 shares of common stock outstanding as of March 2, 2009.

Documents incorporated by reference:

          Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

BioSphere Medical, Inc.

PART I

        This annual report on Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of BioSphere Medical, Inc. to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development, regulatory approval and commercialization timelines; any statements about our expectations regarding market acceptance and market penetration for our products and product liability challenges with respect to our products; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in "Risk Factors" and elsewhere in this annual report on Form 10-K and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this annual report on Form 10-K.

        The forward-looking statements included in this annual report on Form 10-K represent our estimates as of the date of this annual report on Form 10-K. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report on Form 10-K. Unless the context otherwise requires, references in this annual report on Form 10-K to "BioSphere," "we," "us" and "our" refer to BioSphere Medical, Inc. and our subsidiaries.

Item 1.    BUSINESS

OVERVIEW

        We develop, manufacture and market products for medical procedures that use embolotherapy. Embolotherapy is the minimally invasive, image-guided therapeutic introduction of various biocompatible substances into a patient's circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging, or to devitalize or destroy the structure by occluding its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds created through the application of medical science, engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles, or microspheres, that are designed to have uniquely beneficial properties for a variety of medical applications.

        Our embolic products, Embosphere® Microspheres and EmboGold® Microspheres, have a number of beneficial properties that we believe make them well suited for embolotherapy procedures. Because of their uniform, spherical shape and soft, slippery surface, our particles are easy to inject through small catheters, resulting in an even distribution within the vessel network. Additionally, we offer these products to clinicians in calibrated size ranges so they can be selected to target occlusion of specific-sized vessels. The use of appropriately sized microspheres is designed to produce predictable results and optimize therapeutic benefit.

        Our pioneering expanding embolic, HepaSphere™ Microspheres, has different properties than Embosphere Microspheres and EmboGold Microspheres. Specifically, HepaSphere Microspheres have an ability to absorb fluids and expand to four times their dry state in the body while maintaining their spherical form. HepaSphere Microspheres occlude with a high degree of conformity to the vessel wall. HepaSphere Microspheres are indicated for the treatment of primary and metastatic liver cancer and, additionally, can be used to deliver a chemotherapeutic agent, such as doxorubicin, to specified areas of the body.

        Our strategic priorities are to accelerate our revenue growth by expanding the market for the minimally invasive treatment of symptomatic uterine fibroids using UFE and broadening treatment options for several medical conditions for patients and physicians, including treating primary liver cancer tumors using our HepaSphere Microspheres.

        Uterine fibroids are noncancerous, or benign, hypervascular tumors growing within or on the wall of the uterus, which are treated using a procedure called uterine fibroid embolization, or UFE. UFE is a minimally invasive procedure in which microspheres are injected through a microcatheter into the blood vessels that supply the uterus. Blood flow guides these particles into the network of vessels that preferentially flow toward the fibroids, thereby blocking the blood supply to the fibroids, but not the surrounding healthy tissue. Most patients with uterine fibroids are not initially symptomatic and remain untreated until the patient experiences symptoms such as abnormal bleeding, increased urinary frequency, pain, pelvic discomfort or fertility difficulties. We believe that the selection of our Embosphere Microsphere product is gaining market acceptance in this procedure.

        In November 2002, we received 510(k) clearance from the United States Food and Drug Administration, or FDA, to market our Embosphere Microspheres for UFE. Third-party clinical data and publications support the safety, efficacy, cost-effectiveness and long-term durability of UFE. The January 2008 issue of Obstetrics & Gynecology concluded that over the long term, and in a broad range of practice settings, uterine artery embolization produces a high level of durable symptom control and results in a significant improvement in a woman's health-related quality of life. Three-year data from the largest, multicenter, prospective voluntary registry on any procedure for benign uterine fibroids showed that 90 percent of the women participating avoided a hysterectomy, and of these, 85 percent had a substantial improvement in symptoms and quality of life. In August 2008, the American College of Obstetricians and Gynecologists, or ACOG, recommended UFE as a Level A alternative to hysterectomy, which means it is based on "good and consistent scientific evidence." We believe the ACOG Level A recommendation for UFE will be a catalyst for increased acceptance of UFE as an effective alternative for patients who are on drug therapy or are considering undergoing surgery, such as hysterectomy or myomectomy, for treatment of their uterine fibroids. As such, we anticipate that the number of UFE procedures will continue to increase. We were the first company to gain regulatory clearance to market a product for UFE in the United States. Over the past three years, we have focused on growing our Embosphere Microsphere business through the development of physician-referral networks and patient-awareness programs.

        We believe that there are growth opportunities for other embolotherapy procedures, notably in the treatment of other hypervascularized tumors, such as primary liver cancer tumors. In November 2004, we received CE Mark approval to market our HepaSphere Microspheres in the European Union for the treatment of primary and metastatic liver cancer, and in November 2007 we received CE Mark approval for use of HepaSphere Microspheres with or without delivery of doxorubicin for treatment of liver cancer and hepatic metastases. CE Mark approval denotes conformity with European standards for quality and allows certified devices to be placed in the market in European Union countries. In connection with the CE Mark approval of our HepaSphere Microspheres, we intend to conduct a post-market study in approximately ten European centers. We have been granted a worldwide, exclusive, royalty-bearing license to make, use, sell and import HepaSphere Microspheres by its inventor, Dr. Shinichi Hori.

        In January 2008, the Medical Device Department of the State Food and Drug Administration of the People's Republic of China approved our Embosphere Microspheres for clinical use for vascular embolizations, arteriovenous malformations, hypervascularized tumors, and symptomatic uterine fibroids. In March 2008, we commercially launched Embosphere Microspheres in the People's Republic of China.

        In each of the years ended December 31, 2008, 2007 and 2006, the majority of our revenue was derived from the sale of our Embosphere Microspheres for UFE, and we believe that UFE will remain the principal application for our microsphere products for the foreseeable future.

        We have a number of patent applications and issued U.S. patents related to the use of our microspheres for non-embolotherapy applications. Although our current focus is on embolotherapy markets, and, as such, we are not currently devoting significant resources to research in these areas, we believe that these non-embolotherapy uses may provide us, at some point in the future, with development and commercialization opportunities through internal efforts or third-party licensing, collaboration or similar opportunities.

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

        BioSphere Medical®, Embosphere®, EmboGold®, EmboCath® Plus, Sequitor®, Segway®, HepaSphere™, QuadraSphere®, ask4UFE.com®, Ask4Tell4™ and PassThru® are trademarks of BioSphere Medical, Inc. Other trademarks appearing in this annual report on Form 10-K are the property of their respective holders.

INDUSTRY OVERVIEW

Embolotherapy Markets

        Embolotherapy has been in use for more than 20 years by interventional radiologists to mechanically block the flow of blood to treat certain peripheral tumors and arteriovenous malformations and to control blood loss. Interventional radiologists around the world have adopted embolotherapy procedures, including UFE and embolization for the treatment of certain cancers, in particular primary liver cancer tumors. We believe that an increasing number of uterine fibroid and liver cancer patients are seeking treatments with embolotherapy due to their desire for less invasive treatment options than those presented by non-embolotherapy procedures.

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

  •
  Other Treatments.  Other treatments for uterine fibroids include high-intensity focused ultrasound and global endometrial ablation. High-intensity focused ultrasound is a method of delivering ultrasonic energy to a discrete point with resultant heat and tissue destruction, but without causing a significant temperature increase or cellular injury to tissue in the path of the ultrasound beam. Global endometrial ablation describes the minimally invasive application of energy to destroy the endometrial lining in women who are experiencing severe menstrual bleeding and who do not desire future pregnancy.

  Liver Cancer

        Liver cancer is one of the most prevalent forms of cancer worldwide. There are several types of liver cancer. Primary liver cancer refers to cancer that begins within the liver itself. Chronic hepatitis B and chronic hepatitis C, inflammations of the liver associated with the hepatitis virus, are contributing factors to the development of primary liver cancer. Primary liver cancer is typically diagnosed at a stage that is too advanced to cure surgically. The majority of patients diagnosed with primary liver cancer are not surgical candidates. For these patients existing treatment options are primarily designed to improve quality of life rather than cure the underlying disease. Metastatic liver cancer occurs when cancer begins in another part of the body, such as the colon or breast, and then migrates, or spreads, to the liver. Metastatic liver cancer is more prominent than primary liver cancer. However, the rate of primary liver cancer is expected to increase due to incidences of hepatitis C, a key risk factor for primary liver cancer. Numerous studies and medical publications indicate that embolotherapy has been used for at least 20 years to treat liver cancer. For example, particle embolization is commonly used in Japan to manage liver cancer patients. Embolic particles are commonly injected with chemotherapeutic agents to control and target distribution of the chemotherapy agents, thereby increasing the therapeutic exposure at a specific area. Recently, a new, targeted approach to treating liver cancer using radioactive particles has become available. These particles, which are similar to our Embosphere Microspheres, are delivered in a targeted fashion through catheters placed in the feeding vessels near the tumor site.

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

PRODUCTS

        The following tables summarize information about our principal products.

Principal Products

PRODUCT	CLEARED FOR THE FOLLOWING INTENDED USES	PRINCIPAL GEOGRAPHIC APPROVALS
Microsphere Products:
Embosphere Microspheres	Uterine fibroids, hypervascularized tumors and other arteriovenous malformations	United States, Canada, European Union, Argentina, Brazil, Panama, Peru, Uruguay, Hong Kong, Taiwan, Israel, Australia, People's Republic of China, and Russia
EmboGold Microspheres	Hypervascularized tumors (other than uterine fibroids) and arteriovenous malformations	United States, Canada, European Union, Brazil, Panama, Peru, Uruguay, Hong Kong, Taiwan, Israel, Australia, and Russia
HepaSphere Microspheres	Primary and metastatic liver cancer	Canada, European Union, Argentina, Brazil, Hong Kong, Israel, Australia and Russia
HepaSphere Microspheres	Transarterial chemoembolization, or TACE, of hepatocellular carcinoma in combination with doxorubicin.	European Union , Israel, Australia and Russia
QuadraSphere Microspheres	Hypervascularized tumors and arteriovenous malformations	United States
EmboCath Plus Infusion Microcatheter	Infusion of various diagnostic, embolic and therapeutic agents and super-selective angiography within peripheral vasculature	United States, Canada and European Union
Sequitor Steerable Guidewire	Various diagnostic and interventional procedures within peripheral vasculature	United States, Canada and European Union
Segway Guidewire	Peripheral embolization procedures	United States, Canada, European Union, Argentina, Brazil, Panama and People's Republic of China

Embosphere Microspheres

        Our Embosphere Microsphere and EmboGold Microsphere products are intended for use in embolotherapy to block or control the blood supply to certain tumors and other vascular malformations.

        In each of the years ended December 31, 2008, 2007, and 2006, the majority of our revenue was derived from the sale of our Embosphere Microspheres for UFE. We believe that UFE will remain the principal application for our microsphere products for the foreseeable future. Uterine fibroid embolization is a minimally invasive procedure, performed principally by interventional radiologists, in which microspheres are injected through a small catheter into the blood vessels that supply the uterus. Blood flow guides these particles into the network of vessels that preferentially flow toward the fibroids, thereby blocking the blood supply to the fibroids, but not to the surrounding healthy tissue. The goal of the uterine fibroid-embolization procedure is to eliminate the flow of blood to the uterine fibroids, thereby causing fibroid shrinkage and alleviating related symptoms, while preserving normal uterine and ovarian function.

        We believe that embolotherapy is a significantly more attractive alternative for treatment of uterine fibroids when compared to the invasiveness of such surgical procedures as hysterectomy or myomectomy, or to hormone therapy and "watchful waiting." Traditional therapies can have significant adverse side effects, including loss of fertility, lengthy recovery periods, high costs, discomfort and risk of recurrence of fibroids. Embolotherapy may not be an alternative for patients with certain types of fibroids, allergies to contrast medium, or other pre-existing medical conditions or patients who are pregnant.

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

        Embosphere Microspheres have a variety of characteristics that may make them preferable to other currently marketed particles. These include:

  •
  Uniform Spherical Shape/Calibrated Particle Size.  We are able to synthesize embolic particles with uniform sizing and a spherical shape. When embolic materials are nonspherical or irregularly sized, as is the case with the polyvinyl alcohol, or PVA, particles that have been historically used in these applications, clinicians report that they find vessel targeting more difficult and may also experience an increased incidence in unwanted embolization of blood vessels away from the site of the tumor.

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

  •
  Nonbiodegradability.  Our microspheres are composed of a synthetic three-component polymer that is designed to be compatible with the human body. This polymer is insoluble and nonbiodegradable. We believe, therefore, that our Embosphere Microspheres are an appropriate agent for permanent vessel occlusion.

  •
  Cell Adhesion.  Our Embosphere Microspheres are cross-linked with a cell-adhesion promoter composed of gelatin, which is designed to enhance a stable and complete occlusion of the vessel.

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

EmboGold Microspheres

        Our EmboGold Microsphere product contains a product enhancement that adds color to the microspheres for improved visibility in the syringe during preparation and injection. We do not have FDA clearance to market our EmboGold Microspheres for use in the treatment of uterine fibroids, and have determined not to seek such approval at this time. We made this decision because of reports in 2003 that a small number of patients treated with UFE using EmboGold Microspheres, which we believe constituted approximately 2% of the total number of patients receiving the UFE procedure using EmboGold Microspheres, reported a delayed onset of pain and/or rash.

HepaSphere Microspheres

        HepaSphere Microspheres are marketed in the European Union for the treatment of primary and metastatic liver cancer. The product attributes of HepaSphere Microspheres are:

  •
  an ability to expand and absorb fluids, such as saline, contrast agents and human serum, that creates expansion to four times its dry-state diameter in the body—64 times its initial volume—while maintaining its spherical form;

  •
  a high degree of conformity to vessel anatomy;

  •
  a capability for complete occlusion of a vessel with, on average, just a single particle; and

  •
  the ability to absorb, or "carry," a chemotherapeutic agent.

        Like treatment of uterine fibroids, targeted liver embolotherapy is intended to starve the liver tumor without damaging the surrounding tissue or causing any adverse side effects on other parts of the body, such as those associated with chemotherapy and radiation. In May 2000, we obtained a worldwide exclusive royalty-bearing license to HepaSphere Microsphere from Dr. Shinichi Hori.

        In November 2004, we received CE Mark approval to market our HepaSphere Microspheres in the European Union for the treatment of primary and metastatic liver cancer, and in November 2007 we received CE Mark approval for use of HepaSphere Microspheres with or without delivery of doxorubicin for treatment of liver cancer and hepatic metastases. CE Mark approval denotes conformity with European standards for quality and allows certified devices to be placed in the market in European Union countries. In connection with the CE Mark approval of our HepaSphere Microspheres, we intend to conduct a post-market study in approximately ten European centers.

QuadraSphere Microspheres

        In November 2006, the FDA granted marketing clearance for our QuadraSphere Microspheres in the United States for the treatment of hypervascularized tumors and peripheral arteriovenous malformations. Our QuadraSphere Microsphere product is technically identical in all respects to our HepaSphere Microsphere product. The FDA requires that we conduct clinical trials regarding the use of QuadraSphere Microspheres for the treatment of a specific disease or condition, such as primary and metastatic liver cancer, while European Union regulations do not require trials for this class of medical device. The product attributes of QuadraSphere Microspheres are:

  •
  an ability to expand and absorb fluids, such as saline, contrast agents and human serum, that creates expansion to four times its dry-state diameter in the body—64 times its initial volume—while maintaining its spherical form;

  •
  a high degree of conformity to vessel anatomy;

  •
  a capability for complete occlusion of a vessel with, on average, just a single particle; and

  •
  the ability to absorb, or "carry," a chemotherapeutic agent.

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

        In August 2006, we received FDA clearance to market our EmboCath Plus Infusion Microcatheter. The EmboCath Plus Infusion Microcatheter is a microcatheter that is designed to be used to deliver embolic, diagnostic and therapeutic agents into the peripheral vascular system for interventional procedures such as UFE and the embolization of other hypervascular tumors.

        The product attributes of the EmboCath Plus Infusion Microcatheter are:

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

        In June 2006, we introduced our Sequitor Steerable Guidewire, designed specifically for use with our EmboCath Plus Infusion Microcatheter. Guidewires are used in most intravascular catheter procedures to establish a support structure for, and to aid placement of, the catheter. We designed our Sequitor Steerable Guidewire to address the needs of interventionalists with characteristics such as:

  •
  a durable atraumatic polymer tip that is designed to reduce the risk of vascular spasm but retain its shape for selective vessel access;

  •
  a highly visible distal segment, comprised of a radiopaque coil and polymer jacket, which provides visibility under live imaging;

  •
  a specially tempered wire core designed to transmit one-to-one torque response without kinking; and

  •
  PassThru® lubricious, hydrophilic coating that facilities wire trackability.

Other Products

        We also sold barium delivery kits and other ancillary products in the European Union during 2008, 2007 and 2006. We purchased barium from a third party and resold it for use in gastrointestinal medical testing. While we generated 3%, 9%, and 11% of our revenue in 2008, 2007 and 2006, respectively, from these nonstrategic products, we phased out this nonstrategic business during 2008 in order to focus on our core embotheraphy business, and we expect no further meaningful sales from these product lines.

MANUFACTURING AND SUPPLY

        We currently produce and package all of our microsphere products at our facility located in Roissy, France. Manufacturing of our microsphere products includes the synthesis and processing of raw materials and third-party manufactured compounds. We also previously manufactured our barium delivery kits and other ancillary products in our French facility. The assembly and packaging of delivery systems, which include the EmboCath Plus Infusion Microcatheter, Segway Guidewire and Sequitor Steerable Guidewire, are accomplished by medical device contract manufacturers in the United States and Europe. We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately ten third-party vendors, including third parties from whom we purchase guidewires for our Segway Guidewire product; catheters for our EmboCath Plus Infusion Microcatheter product; and guidewires for our Sequitor Steerable Guidewire product.

MARKETING AND SALES

        In 2008, we marketed our embolotherapy and delivery systems products through a direct sales force covering 24 territories in the United States and two territories in France, and through distributors in Europe, Asia, Canada, the Middle East, South America and other parts of the world. Approximately 86% of our product revenue was generated through our direct sales force in 2008.

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

        No single customer accounted for more than 10% of our revenue in 2008. Our principal source of revenue in each of the last three fiscal years was from sales of our microsphere products. For the years ended December 31, 2008, 2007 and 2006, revenue from the sale of our microsphere products accounted for 92%, 85% and 85% respectively, of our total revenue.

RESEARCH AND DEVELOPMENT

        Research and development expenses for the years ended December 31, 2008, 2007 and 2006 were $3.31 million, $2.34 million and $2.29 million, respectively, or 11%, 9% and 10%, respectively, of total revenue. Research and development expenses in these periods relate primarily to:

  •
  research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, including a smaller-sized microsphere for our HepaSphere Microsphere and QuadraSphere Microsphere product offerings, as well as our MR Microspheres and our Resorbable Microspheres, all of which are in preclinical development;

  •
  seeking to develop a new generation of steerable guidewire to augment and/or replace our current guidewire product offerings;

  •
  further preclinical testing and nonclinical trials to support initial and/or additional clinical indications and/or premarketing clearances for our Embosphere Microspheres, HepaSphere Microspheres, QuadraSphere Microspheres, Sequitor Steerable Guidewire and EmboCath Plus Infusion Microcatheter, all of which are currently cleared and marketed for specified indications and in specified geographic locations; and

  •
  seeking to develop improved manufacturing processes for our currently marketed products.

Products Under Development

MR Microspheres (magnetic resonance visible sphere)

        Our MR Microsphere product under development is intended to enhance our Embosphere Microspheres with features that make the microspheres visible under magnetic resonance imaging, or MRI. Noninvasive detection of microspheres may be useful to enable image-guided therapy as well as to optimize patient care. This product candidate is currently in the preclinical research stage.

Resorbable Microspheres

        Our Resorbable Microsphere product under development is intended to enhance our Embosphere Microspheres with features that would allow the microspheres to dissolve. The ability to dissolve once the desired therapeutic effect is achieved may be desirable for some patients. This product candidate is currently in the preclinical research stage.

COMPETITION

        We encounter, and expect to continue to encounter, competition in the sale of our current and future embolotherapy and delivery system products. The primary competitive embolotherapy product has been polyvinyl alcohol, or PVA, particles, a product introduced into the market more than 20 years ago. Our principal competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are AngioDynamics Incorporated, Biocompatibles, Limited., Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson & Johnson company, Pfizer Inc, and Terumo Corporation, as well as companies selling or developing non-embolotherapy solutions for UFE and liver cancer. Currently, the primary products with which our microspheres compete are spherical PVA, sold by Boston Scientific, Biocompatibles and Terumo; gel foam, sold by Pfizer; and nonspherical PVA, sold by Boston Scientific, AngioDynamics and Cook. CeloNova Biosciences, Inc. currently has market clearance for hypervascularized tumors, arteriovenous malformations, or AVMs, including uterine fibroids and hepatocellular carcinoma in Europe and for AVMs and hypervascularized tumors in the U.S. Many of our current competitors have, and our future competitors are likely to have, greater financial, operational, sales and marketing resources and more experience in research and development than we have.

        We compete primarily on the basis of product performance, ease of use, degree of targeted embolization control, and quality of patient outcome. Within the field of uterine artery embolization, we believe we are the market share leader and one of only three companies in the United States to have embolic products specifically indicated for use in UFE. Boston Scientific, which markets both a non-spherical PVA product and a spherical PVA product, is our principal competitor in this market. Based on both research and clinical studies conducted on our product for UFE, we believe we offer physicians a high degree of consistent and predictable product performance, ease of use, targeted delivery, and durable vessel occlusion, and therefore satisfactory short- and long-term clinical outcomes, when compared to our competitors.

        UFE competes with other treatments that are used to address symptoms related to fibroids. Endometrial ablation is a technique for addressing excessive uterine bleeding, or menorrhagia, in women. Most endometrial ablation systems are not indicated for use in treatment of fibroids; however, obstetricians and gynecologists may use this procedure to resolve symptoms secondary to fibroids. Robotic surgery is an additional option that offers a less invasive alternative to a full surgical hysterectomy or myomectomy. These procedures require purchase of an expensive piece of equipment and disposables required for the procedure. Although robotic surgery generally requires a smaller incision and therefore reduced time for healing, these procedures are still a surgical procedure requiring the surgical removal of either the tumor or entire uterus. Robotic surgery also requires extensive training and a specialized skill set.

        In the United States, our QuadraSphere Microsphere product competes with Biocompatibles' LC bead. Biocompatibles' LC bead is distributed by AngioDynamics. Market clearance for both our QuadraSphere Microspheres and Biocompatibles' LC bead in the United States is for the treatment of hypervascularized tumors and arteriovenous malformations.

        In drug-delivery microspheres our primary competition in Europe is Biocompatibles' DC bead. In Europe, we have CE Mark approval for HepaSphere Microspheres for drug delivery for hepatocellular carcinoma. Biocompatibles has CE Mark approval for its DC bead.

GOVERNMENT REGULATION

        FDA Regulation.    The FDA, and other federal, state, local, and foreign authorities regulate our products and manufacturing activities. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated under that act, the FDA regulates the design, development, clinical trials, testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Before a new device that we develop can be introduced to the market, we must obtain market clearance through a 510(k) notification or approval through a premarket approval application. Additionally, the new device may only be introduced to the market if the manufacturer quality system complies with the Quality System Regulation (21CFR Part 820).

        Changes in Approved Devices.    We must obtain new FDA 510(k) clearance or premarket approval when there is a major change or modification in the intended use or indications for use of a legally marketed device or a change or modification of the device, including product enhancements and product line extensions of a legally marketed device, as required by FDA regulations.

        Current Good Manufacturing Practice / Quality System Regulation and Reporting.    The Federal Food, Drug, and Cosmetic Act requires us to comply with the Quality System Regulation pertaining to all aspects of our product design and manufacturing process, including requirements for packaging, labeling and record keeping, complaint handling, corrective and preventive actions and internal auditing. The FDA enforces these requirements through periodic inspections of medical device manufacturers. In addition, the medical device reporting regulation requires us to inform the FDA whenever information reasonably suggests that one of our devices may have caused or contributed to death or serious injury, or when one of our devices malfunctions, if the device would be likely to cause or contribute to a death or a serious injury in the event the malfunction recurred. We believe that we, and all who manufacture our delivery systems, are in compliance with applicable Quality System Regulation and medical device reporting requirements.

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

        Export Requirements.    Products for export from Europe and from the United States are subject to foreign countries' import requirements and the FDA's or European regulating bodies' exporting requirements. In addition to the import requirements of foreign countries, we must also comply with the U.S. laws governing the export of products regulated by the FDA. However, foreign countries often require, among other things, an FDA certificate for products for export, also called a Certificate for Foreign Government. To obtain this certificate from the FDA, the device manufacturer must apply to the FDA. The FDA certifies that the product has been granted clearance or approval in the United States and that the manufacturing facilities were in compliance with Quality Systems Regulation regulations at the time of the last FDA inspection.

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

        Foreign Regulations.    Medical device laws and regulations are also in effect in many countries outside of the United States. These range from comprehensive device approval requirements for some or all of our medical device products to simpler requests for product data or certification. The number and scope of these requirements are increasing. Sales of medical devices in the European Union are subject to compliance with the European Medical Device Directive. This directive contains requirements for quality system and essential requirements with which all manufacturers must comply. In February 2006, we obtained ISO 13485:2003 Quality Management Systems Requirements for Regulatory Purposes certification at our French facility and in April 2006 we obtained this certification at our facility in Rockland, Massachusetts.

        Failure to Comply.    Failure to materially comply with applicable federal, state and foreign medical device laws and regulations would likely have a material adverse effect on our business. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes.

        Environmental Regulations.    We are subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment, as well as health and safety. In the course of our business, we are involved in the handling, storage and disposal of limited amounts of certain chemicals. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Usually these environmental laws and regulations impose "strict liability," rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for acts that were in compliance with all applicable laws at the time the acts were performed. We have not been required to expend material amounts in connection with our efforts to comply with environmental requirements and do not believe that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Failure to comply with applicable environmental and related laws could have a material adverse effect on our business. In addition, because the requirements imposed by such laws and regulations are frequently changed, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position.

        Anti-Kickback Statutes.    The Medicare and Medicaid Patient Protection Act of 1987, as amended, which is more commonly known as the federal health-care Anti-Kickback Statute, prohibits persons from, among other things, knowingly and willfully offering or paying remuneration, directly or indirectly, to a person to induce the purchase, order, lease, or recommendation of a good or service for which payment may be made in whole or part under a federal health-care program such as Medicare or Medicaid. The definition of remuneration has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute's intended requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal health-care programs, the statute has been violated. The law contains several statutory exceptions, including payments to bona fide employees, certain discounts and certain payments to group purchasing organizations. Violations can result in significant penalties, imprisonment and exclusion from Medicare, Medicaid and other federal health-care programs. Exclusion of a manufacturer would preclude any federal health-care program from paying for its products. In addition, some courts have held that kickback arrangements can provide the basis for an action under the Federal False Claims Act, which is discussed in more detail below.

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

        False Claims Laws.    Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused submission of false claims. The Federal Civil False Claims Act also includes whistle blower provisions that allow private citizens to bring suit against an entity or individual on behalf of the United States and to recover a portion of any monetary recovery. Many of the recent highly publicized settlements in the health-care industry relating to sales and marketing practices have been cases brought under the False Claims Act. The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines and imprisonment.

        Privacy and Security.    The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the rules promulgated thereunder require certain entities, referred to as covered entities, to comply with established standards, including standards regarding the privacy and security of protected health information, or PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity's PHI against improper use and disclosure. While not directly regulated by HIPAA, a business associate may face significant contractual liability pursuant to such an agreement if the business associate breaches the agreement or causes the covered entity to fail to comply with HIPAA. In the course of our business operations, we have entered into several business associate agreements with certain of our customers that are covered entities. Pursuant to the terms of these business associate agreements, we have agreed, among other things, not to use or further disclose the covered entity's PHI except as permitted or required by the agreements or as required by law, to use reasonable safeguards to prevent prohibited disclosure of such PHI and to report to the covered entity any unauthorized uses or disclosures of such PHI. Accordingly, we incur compliance-related costs in meeting HIPAA-related obligations under business associates agreements to which we are a party. Moreover, if we fail to meet our contractual obligations under such agreements, we may incur significant liability.

        In addition, HIPAA's criminal provisions potentially could be applied to a non-covered entity that aided and abetted the violation of, or conspired to violate, HIPAA, although we are unable at this time to determine conclusively whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. Also, many state laws regulate the use and disclosure of health information, and are not necessarily preempted by HIPAA, in particular those laws that afford greater protection to the individual than does HIPAA. Finally, in the event we change our business model and become a HIPAA-covered entity, we would be directly subject to HIPAA, its rules and its civil and criminal penalties.

PROPRIETARY TECHNOLOGY AND PATENT RIGHTS

        We seek to establish and protect our proprietary technologies and products by developing and using a strategy involving a combination of patents, copyrights, trademarks and trade secrets, as well as by entering into licensing agreements and utilizing confidentiality agreements or provisions where appropriate. We have implemented a patent strategy designed to maximize our intellectual property rights. We are pursuing patent rights in the United States and foreign countries to protect the technology, inventions and improvements that we consider critical to the development of our products and business.

        In January 1998, we entered into an agreement with L'Assistance Publique-Hôpitaux de Paris, referred to as AP-HP, pursuant to which AP-HP has granted us the exclusive license to two United States patents and their foreign counterparts that we jointly own with AP-HP relating to Embosphere Microspheres. We are required to pay to AP-HP a royalty on the commercial sale of any products that incorporate technology covered by the patents. We may sublicense these exclusive rights under the agreement only with the prior written consent of AP-HP, which consent cannot be unreasonably withheld. Effective March 2, 2009, we and AP-HP amended our agreement such that our exclusive license was extended beyond the initial period, which was to expire on September 16, 2009, for the duration of both (i) the jointly owned U.S. and foreign counterpart patents which will expire in 2014 and 2012, respectively, and (ii) the products and specialties implementing the patents. The agreement can be terminated on three months' notice by either party if the other party does not perform one or more of its obligations under the agreement and fails to cure its nonperformance during the notice period.

        In 2000, we entered into an agreement with Dr. Shinichi Hori, pursuant to which we have an exclusive royalty-based license relating to Japanese patent rights for our HepaSphere Microsphere and QuadraSphere Microsphere products. These patent rights expire in 2012. We continue to develop this technology and related technology, and we are prosecuting U.S. and foreign patent applications related to this technology. However, present applications may not issue as patents, and these patents, if issued, may not provide us with sufficient protection against competitors. Further, we may be required to obtain additional licenses concerning this technology and any licenses, if obtained, may not be on terms that are favorable to us.

        In addition to those listed above, we have a number of United States and foreign patents and pending applications related to our microsphere technologies and uses thereof. For example, we have at least six U.S. and eleven foreign patents, and four U.S. and five foreign counterpart pending applications related to microspheres and uses thereof for tissue bulking, tissue construction, dermal augmentation, and the treatment of gastroesophageal reflux disease, or GERD, and urinary incontinence. The U.S. and foreign counterpart patents expire at various dates between 2019 and 2020. We also have eleven issued foreign patents and at least seventeen U.S. and four foreign counterpart pending applications related to microspheres and uses thereof for drug delivery and gene therapy. Additionally, we have at least two patents in the U.S. and six foreign patents, as well as at least four U.S. and three foreign counterpart pending applications, related to PVA microspheres. Other U.S. and foreign counterpart patent applications have also issued or are currently pending. The subjects of these patents and applications include new materials for embolization, new methods of using our materials for embolization and other applications, as well as new uses of our materials outside of embolization.

        We currently own the following U.S. trademarks:

  •
  ask4UFE.com®

  •
  BioSphere Medical®

  •
  Embosphere®

  •
  EmboCath® Plus

  •
  EmboGold®

  •
  PassThru®

  •
  QuadraSphere®

  •
  Segway®

  •
  Sequitor®

        Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to continue to file patent applications covering any newly developed products and technologies. However, as discussed above, there can be no guarantee that any of our pending or future filed applications will issue as patents. There can be no guarantee that the United States Patent and Trademark Office or some third party will not initiate an interference proceeding involving any of our pending U.S. applications or U.S. patents, or that a third party will not oppose any granted patent in Europe. There can be no guarantee that a third party will not file an opposition or the like against any of our foreign patents or pending patent applications. Finally, there can be no guarantee that our issued patents or future issued patents, if any, will provide adequate protection from competition, as further discussed below.

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

        We have a European Patent, EP 1128816, related to certain PVA microspheres useful for embolization and methods thereof. We have validated this European patent in Germany, Spain, France, United Kingdom and Italy. On January 13, 2005, we were notified of a Notice of Opposition filed in the European Patent Office, or EPO, by Biocompatibles UK Limited on December 23, 2004 challenging the patentability of the claims in this European patent. We filed a response to the Notice of Opposition in August 2005. Biocompatibles UK Limited subsequently filed a response in 2006. On December 10, 2007, the European Patent Office upheld the claims of our patent in amended form. The European Patent Office rendered its formal written decision on December 27, 2007. We and Biocompatibles have appealed this decision. We intend to continue defending our European PVA patent in this appeal. While we are not able to predict the outcome of this proceeding, it will not impact our ability to sell our Embosphere Microsphere or HepaSphere Microsphere products in Europe.

        We have a European Patent, EP 267839, which relates to certain drug-loaded microspheres and their use in embolization. We have validated this European Patent in Austria, Belgium, Germany, Spain, France, United Kingdom, Greece, Italy, Luxembourg, and the Netherlands. On July 1, 2008, Biocompatibles UK Limited filed a Notice of Opposition in the EPO challenging the patentability of the claims in this European Patent. We intend to continue to defend our European patent and will file a timely response. We are not able to predict the outcome of this opposition proceeding.

        We may be subject to third parties filing claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or our licensees or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, regardless of their merit or whether they are resolved in favor of or against us, our licensees or our licensors, we may face costly litigation and diversion of management's attention and resources. As a result of such disputes, we may have to develop, at a substantial cost, noninfringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

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

SEGMENT INFORMATION

        We develop microspheres and other ancillary embolotherapy products for use in the treatment of hypervascularized tumors, including uterine fibroids and arteriovenous malformations. We operate exclusively in the embolotherapy product business, which we consider as one business segment pursuant to Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Further segment information can be found in Note 10 of the notes to our consolidated financial statements, included elsewhere in this annual report on Form 10-K.

EMPLOYEES

        As of December 31, 2008, we had approximately 84 employees. Of these employees, eight are primarily engaged in research, development and clinical activities, 24 are engaged in manufacturing, 40 are engaged in sales and marketing, and the remainder are engaged in finance and administration. Of these 84 employees, 52 are located in the United States and 32 are located in France.

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

        We have incurred operating losses since our inception and, as of December 31, 2008, had an accumulated deficit of approximately $90.13 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses in 2009, as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

        We may never become profitable. If we do become profitable, we may not remain profitable on a continuing basis. Our failure to become and remain profitable could depress the market price of our common stock and impair our ability to raise capital and expand, diversify or continue our operations.

We will continue to need additional funds, and if additional capital is not available, we may have to limit or scale back our operations.

        We believe that our existing cash and other working capital, together with anticipated proceeds from sales of our products, will be sufficient to fund our currently planned operating and capital requirements through at least the next twelve months.

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

        However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation: unanticipated changes in the amount of revenue we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; the use of our HepaSphere Microspheres for liver cancer; the outcome of product liability challenges, including the current product liability lawsuits described under the next risk factor and in "Item 3—Legal Proceedings," for which any adverse judgment against us could materially adversely affect market acceptance of our products, and if not covered by our product liability insurance, could have a material adverse affect on our liquidity; costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review; the market's acceptance of any approved products; inflation; and adverse general global market and economic conditions. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

        We will require substantial additional cash to fund our planned, and any unplanned expenses. If adequate funds are not available, we could be required to reduce our capital expenditures, scale back or eliminate some or all of our research, development, sales and marketing initiatives, reduce our workforce, and license to others or divest products or technologies that we otherwise would seek to commercialize ourselves. We may seek additional funding through a combination of collaborative arrangements, debt financing or the sale of additional equity securities. We may not receive such additional funding on reasonable terms, or at all. Any sales of equity or debt securities are likely to dilute the ownership of our existing stockholders, and the new securities may have rights, preferences or privileges senior to those of existing holders of our capital stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

We are a defendant in two product liability lawsuits, the outcomes of which are uncertain, which could result in adverse judgments substantially in excess of our product liability coverage and which could harm our business, reputation and financial condition.

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

        In June 2008, we were named as a defendant in a lawsuit commenced in the Superior Court of California, County of Los Angeles, which we refer to as the Rashidi Claim. This lawsuit is in its early stages. No discovery or document production has yet been undertaken by any parties. A trial date has been set for August 10, 2009. The plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed, that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with our Embosphere Microspheres, that the product was defective, that the manner in which it is marketed and sold is misleading, that the health-care providers were negligent, or all factors combined. However, as alleged in the complaint, these claims are vague and nonspecific. The plaintiff is seeking unspecified damages.

        Our business, financial conditions and results of operations are subject to a number of risks relating to these pending lawsuits, including the following:

  •
  Some claims asserting medical product liability have in the past resulted in multiple-million-dollar damages awards for plaintiffs. Although we currently maintain product liability insurance coverage, if the plaintiff in either of these matters prevails in these claims against us and is awarded substantial damages, our insurance, which is subject to a $5.00 million cap on the maximum amount our insurer is required to pay for all claims within any one-year period, may not provide us with adequate coverage for a judgment against us. If we are forced to satisfy a significant judgment in excess of our product liability coverage, we may not have sufficient cash to pay such judgment. There can be no assurance that, if required, we would be able to raise the additional funds required to satisfy such judgment on favorable terms, or at all. In such case, we may be required to curtail our research and development or other programs or all or portions of our business operations, which could have a material adverse effect on our financial condition, results of operations and future prospects and would likely cause our stock price to decline.

  •
  Our product liability insurer has advised us in writing that a verdict against us for punitive damages in either matter is specifically excluded from our coverage. Our insurer has also advised us that it does not waive any other defenses to coverage that may apply. If either plaintiff is awarded punitive damages, or if our insurer pursues and successfully prevails in any defenses to its coverage in either claim, we could be required to make substantial payments and we may not have sufficient cash to make such payments. There can be no assurance that, if required, we would be able to raise the additional funds required to make such payments on favorable terms, or at all. In such case, we may be required to curtail our research and development or other programs or all or portions of our business operations, which could have a material adverse effect on our financial condition, results of operations and prospects and would likely cause our stock price to decline.

  •
  Defending these litigation matters can be time consuming and can divert our management's attention from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business.

  •
  Our reputation with patients and health care providers, including the referring gynecologists, oncologists and interventional radiologists who are key to our current sales and marketing strategies, could be harmed because we have been named as a defendant in these two lawsuits, which could adversely affect our ability to execute on our current sales and marketing strategies and, ultimately, on the sales of our products, and our stock price would likely decline as a result.

  •
  Even if we prevail in these matters, if, as a result of this litigation the market perceives that our products are unsafe, our efforts to gain market acceptance of our products, generate revenue and achieve and sustain future profitability, if at all, will be adversely affected and our stock price would likely decline as a result.

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

Unstable market and economic conditions may have serious adverse consequences on our business.

        As widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. The global economic crisis could adversely affect sales of our products. Also, if the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

        At December 31, 2008, we had $18.24 million of cash, cash equivalents and marketable securities consisting of asset-backed securities and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

        There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.

Compliance with changing regulation of corporate governance and public disclosure as well as potential new accounting pronouncements could impact our future financial position and results of operations.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including SEC regulations and NASDAQ Global Market rules, could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. In addition, future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New accounting pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future, and as a result we may be required to make changes in our accounting policies; for example, the 2006 requirement under Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" to expense stock options.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, and will require attestation of the effectiveness of our internal controls by our independent registered public accounting firm beginning with the fiscal year ended December 31, 2009. This process could require us to implement significant measures to improve our internal controls, may require us to hire additional personnel and outside advisory services, and will result in significant accounting and legal expenses. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Changes to our performance in each jurisdiction in which we operate, resulting from either changes in our business or as a result of routine tax audits, could materially impact our deferred tax assets or could materially impact our future financial position or results of operations.

        We use the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using current statutory tax rates in each tax jurisdiction in which we operate. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the size of the net operating loss carryforward in relation to our history of unprofitable operations, we have not recognized any of our net deferred tax assets. However, future improvements in operational performance in any tax jurisdiction in which we operate, while not guaranteed, could result in increased certainty of our ability to apply deferred tax assets against taxable income, which could, in turn, result in a significant impact on the value of our deferred tax assets and reported operating results.

Risks Relating to Our Industry, Business and Strategy

A significant portion of our revenue is derived from sales of our Embosphere Microspheres for UFE, and if we do not successfully commercialize and achieve widespread market acceptance of our Embosphere Microspheres for UFE, our business will be materially harmed and our stock price will decline.

        The majority of our revenue for the year ended December 31, 2008 was derived from the sale of Embosphere Microspheres for use in UFE. Our principal business focus is to grow our embolotherapy business through increases in the utilization rate for UFE procedures versus other procedures to treat uterine fibroids and in the employment by medical providers of our Embosphere Microspheres in such procedures in lieu of competing products. We began marketing and selling Embosphere Microspheres for UFE in 2002, but to date we have not achieved widespread market acceptance for our products. Our ability to grow our product revenue is substantially dependent upon growth in UFE procedures and our ability to achieve widespread acceptance of the use of Embosphere Microspheres for use in UFE procedures. If growth in UFE procedures does not occur and if we do not achieve such market acceptance, our product revenue and our prospects for profitability and success will be materially adversely affected.

        We face a number of significant risks relating to our ability to successfully commercialize Embosphere Microspheres for use in UFE, including risks relating to:

  •
  our ability to successfully market and sell Embosphere Microspheres for use in UFE with our limited sales force;

  •
  the success of our sales and marketing strategies for Embosphere Microspheres for use in UFE, including but not limited to, our Ask4Tell4 and ask4UFE campaigns and other public relations campaigns, in which we are seeking to increase awareness among patients, referring physicians, interventional radiologists and third-party payors of UFE as an alternative treatment for fibroids;

  •
  our ability to recruit and train our sales force and the effectiveness of our sales force in influencing referral behavior with gynecologists and other health-care providers;

  •
  reimbursement treatment from government and third-party insurers for our products;

  •
  longstanding use of established treatment options for uterine fibroids and/or the emergence of new treatment options;

  •
  our ability to gain market acceptance of UFE using Embosphere Microspheres as a safe, effective and medically necessary treatment for uterine fibroids;

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

        In the United States, we began selling our first microsphere product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for specific use in UFE. We began to market and sell our HepaSphere Microspheres in the European Union in the fourth quarter of 2005 and received marketing clearance from the FDA for our QuadraSphere Microspheres in November 2006. Our success will depend upon increasing acceptance by the medical community, patients and third-party payors that our Embosphere Microspheres and other products are medically therapeutic and cost-effective. Our products may not gain widespread market acceptance for a variety of reasons including:

  •
  Our microspheres are designed to occlude targeted blood vessels permanently. There is some risk that some or all of the microspheres used in a medical procedure may travel in the blood system to sites other than the intended treatment site and occlude, or block, other blood vessels, resulting in the potential for significant adverse health effects on the patient or, in a worst case, even death.

  •
  To use our microspheres correctly for a particular medical procedure, trained physicians must correctly evaluate the subject's vasculature, select and use the proper size and quantity of the product and carry out appropriate placement of the product. Physician error potentially could have significant adverse health effects on the patient, including death.

  •
  In UFE procedures, patients commonly experience a day or two of post-procedure abdominal pain or cramping. Other infrequently occurring complications may include allergic reactions, rashes, early onset of menopause, infertility and infection that may, in some cases, require a hysterectomy. We are also aware that a small number of the patient population, which we believe constituted approximately 2% of those receiving the UFE procedure using EmboGold Microspheres, reported a delayed onset of rash and/or pain.

  •
  There is only limited data concerning the long-term health effects on persons receiving embolotherapy using our microspheres. For example, the effect of UFE on continued fertility has not yet been specifically studied, and our FDA clearance for Embosphere Microspheres currently does not include women who desire future pregnancy.

  •
  Product liability claims could create a perception that our products are unsafe. For example, in August 2005 and June 2008 we were named as defendants in product liability lawsuits in which the plaintiffs claim that they were harmed as a result of the use of our microspheres or the negligence of the health-care providers or both factors combined. See "Risk Factors -We are a defendant in two product liability lawsuits, the outcomes of which are uncertain, which could result in adverse judgments substantially in excess of our product liability coverage and could harm our business, reputation and financial condition."

  •
  Many health-care providers, including obstetricians and gynecologists, use other forms of treatment for patients with uterine fibroids that do not require referral to an interventional radiologist.

  •
  We received approval to use our HepaSphere Microspheres to treat liver cancer using procedures such as targeted liver embolotherapy and transarterial chemoembolization in the European Union. Physicians may refrain from using our product for such procedures until further clinical data demonstrate its safety and efficacy as compared to other treatments. Physicians also may not elect to use our HepaSphere Microspheres to treat liver cancers for a number of other reasons, including, without limitation, unfavorable reimbursement from third-party payors, the effectiveness of our competitors in marketing their products, and our failure to convince physicians that our HepaSphere Microspheres have greater benefits than existing products or therapies.

        Other factors could also affect market acceptance of our products, including, without limitation, the introduction of competing products, safety concerns with similar products marketed by others, ineffective sales, marketing and distribution support and significant warranty claims.

If gynecologists, obstetricians, interventional radiologists and other health-care providers do not recommend and endorse our products, and if health-care providers do not make the necessary referrals to interventional radiologists who administer our embolotherapy products, our sales may decline or we may be unable to increase our sales and profits.

        Our ability to establish and maintain favorable relationships with gynecologists, obstetricians, interventional radiologists and other health-care providers is critical to our continued growth. We believe that the success of these relationships is, and will be, based on, among other things, the quality of our products, such providers' perceptions concerning our commitment to embolotherapy treatments, our marketing efforts and our presence at medical society and trade association meetings. Any actual or perceived diminution in our reputation or the quality of our products, or our failure or inability to maintain these or other efforts could damage our current relationships, or prevent us from forming new relationships with health-care professionals and cause our growth to be limited and our business to be harmed.

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

If we experience delays, difficulties or unanticipated costs in establishing and growing the sales and distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and seeking to increase our sales.

        We continue to develop sales, distribution and marketing capabilities primarily in the United States, the European Union, Asia and South America to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It has been, and we expect it will continue to be, expensive and time-consuming for us to seek to develop a global sales and marketing force. At December 31, 2008, we had a sales and marketing force of 40 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentives to maintain our sales and marketing force or to attract new sales and marketing personnel to promote our products. We have only limited sales and marketing experience in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

        We currently have distribution agreements with a number of third-party distributors and we may choose or find it necessary to enter into additional third-party agreements to sell, distribute or market our products in the future. Any third party with whom we have established a sales, distribution and/or marketing relationship may not devote sufficient time to the marketing and sales of our products, thereby adversely affecting our planned revenue and exposing us to potential expenses in terminating such distribution agreements. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales, we may not achieve profitability and our stock price could decline.

We will be required to expend significant resources for research, development, testing and regulatory approval of our products under development, and these products may not be developed successfully.

        We are developing and commercializing products for medical applications using embolotherapy techniques, including, without limitation, MR Microspheres, Resorbable Microspheres and a smaller-sized version of our HepaSphere Microsphere and QuadraSphere Microsphere, all of which are still in preclinical development. Our products under development may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, engineering, and preclinical and/or clinical testing, as well as regulatory approval and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

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

        We derived approximately 3% of our revenue for the period ended December 31, 2008 from the sale of nonstrategic medical products. In 2008, we phased out this business and we do not expect to have any material receivables from this business in 2009. In addition, a percentage of our revenue for the year ended December 31, 2008 was derived from the sale of EmboGold Microspheres that physicians may have used for UFE, for which we do not have an approved indication, and do not presently intend to seek clearance from the FDA to market. Accordingly, in order to grow our revenue in future periods we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications, assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations o prospects may be adversely affected.

We may be exposed to product liability claims, and if we are unable to obtain or maintain adequate product liability insurance, then we may incur substantial costs and expenses in defending such claims and may have to pay significant monetary damages in a successful product liability claim against us.

        The development and sale of medical devices entails an inherent risk of product liability. For example, if physicians do not use our products properly, if patients experience adverse side effects in procedures in which our products are used, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims. For example, please refer to "Risk Factors—We are a defendant in two product liability lawsuits, the outcomes of which are uncertain, which could result in adverse judgments substantially in excess of our product liability coverage and could harm our business, reputation and financial condition" above for a further discussion of two pending product liability lawsuits in which we are a defendant. Although we maintain insurance, including product liability insurance, we cannot provide assurance that any claim that may be brought against us will not result in court judgments or settlements in amounts that are not covered in whole or in part by our insurance or are in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance.

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

        In March 2006, we instituted a voluntary recall of our HepaSphere Microspheres in Europe to correct a packaging defect that we identified while conducting aging studies. HepaSphere Microspheres are contained in a prefilled vial that was in turn initially packaged inside a paper pouch. In the third quarter of 2006, we launched a new plastic packaging configuration for our HepaSphere MicroSphere product designed to correct this defect. Although we are not aware of any adverse events resulting from the defects in the paper packaging, our voluntary recall of this product, or any future voluntary recall of any of our products, could result in reputational harm or a perception that the recalled product is not safe, either of which could adversely affect market acceptance of our products and result in decreased sales.

If we are not able to compete effectively, we may experience decreased demand for our products, which may result in price reductions.

        The medical device market is characterized by extensive research and development, and rapid technological change. Our success depends upon our ability to develop and maintain a competitive position in both the embolotherapy and related delivery systems markets. We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. Our key competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are Biocompatibles Limited, Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson &Johnson company, Pfizer Inc, Terumo Corporation and CeloNova BioSciences, Inc.

        Many of our competitors may have greater capabilities, experience and financial resources than we do. As a result, they may develop products more quickly or at less cost, that compete with our microsphere products and related delivery systems. For example, in recent years we have experienced increasing competition from products that compete with Embosphere Microsphere products for UFE. Moreover, some of our competitors have provided free or reduced-price samples of competing forms of microspheres for use in medical procedures for which our Embosphere Microspheres are indicated. We believe the availability of these free or reduced-price samples may have adversely affected our revenue, and if this practice recurs our product revenue may continue to be adversely effected.

        Currently, the primary products with which our microspheres compete for some of our applications are spherical PVA sold by Boston Scientific, Terumo and Biocompatibles, Embozene by CeloNova, and gelfoam sold by Pfizer, Boston Scientific and Cook.

        In the treatment of symptomatic uterine fibroids, we also compete with obstetrics and gynecology physicians who elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require referral to another specialist. These treatment options currently include hysterectomy, myomectomy, laparoscopic myomectomy and robotic-assisted hysterectomy.

        Developments by other companies of new or improved products, processes or technologies, in particular in the market for treating uterine fibroids, may make our products or proposed products obsolete or less competitive and may negatively impact our revenue. As a result of these and other factors, we may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our market and continue to develop our business commercially.

If we fail to maintain, or in some instances obtain, an adequate level of reimbursement for our products by third-party payors, there may be no commercially viable markets for our products.

        The availability and levels of reimbursement by governmental and other third-party payors affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payors may attempt to contain or reduce the costs of health care by lowering the rate at which providers are reimbursed for embolization procedures or challenging the prices that companies such as ours charge for medical products. For example, on January 1, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued a rule providing for a single, all-inclusive reimbursement code for UFE. This code is inclusive of all services occurring on the day of the procedure. This physician reimbursement rate is lower than the rate historically received by physicians. We believe that some physicians have shifted their procedural mix away from UFE in response to this change in reimbursement, which has and may continue to negatively affect our sales growth. Conversely, beginning January 1, 2008 the CMS assigned a new ambulatory procedure code, or APC, for UFE procedures performed in an outpatient setting. We believe that this new APC code has resulted in an increase in hospital reimbursement for UFE procedures. However, CMS could adversely change this APC code in the future or otherwise decrease the payment rate for such UFE procedures. Any change in reimbursement levels could have an adverse effect on utilization rates for UFE procedures.

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

If we do not recruit and retain senior management and other key employees, we may not be able to successfully implement our business strategy.

        Our success is substantially dependent on our ability to recruit and retain members of our senior management and other key employees. Disruptions in our business could result in the near term as a result of any such departure. All of the agreements with our officers provide that their employment may be terminated either by the employee or by us at any time and without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives. We do not carry key man life insurance on any of our executive officers or other personnel.

If we make any acquisitions, we will incur a variety of costs and may never successfully integrate the acquired businesses into ours.

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

        As of March 2, 2009, we believe that Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 22% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, one of our directors is chairman of the board of directors of Sepracor, and we have granted board-observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitle them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

        In the event that we enter into an acquisition or business combination in which we sell all or substantially all of our assets, or if there occurs a change of control of a majority of our common stock outstanding prior to such transaction, the holders of our series A preferred stock will have the right to receive, before any distributions or payments to the holders of our common stock, an amount in cash equal to their initial purchase price for the Series A preferred Stock, $8,000,000, plus an amount equal to any accrued but unpaid dividends, and will then participate with the holders of the common stock on a pro rata basis with respect to the distribution of any remaining assets. The existence of this right may make it difficult for us to raise capital in financing transactions with third parties and will also result in holders of our common stock receiving smaller distributions or payments upon a change of control or asset sale than they would be entitled to receive if no preferential payments were required to be made to holders of our series A preferred stock.

Our employees may engage in misconduct or other improper activities, including insider trading.

        We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state health care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of customer information or information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses.

        In addition, during the course of our operations, our directors, executives and employees may have access to material, nonpublic information regarding our business, our results of operations or potential transactions we are considering. Despite the adoption of an Insider Trading Policy, we may not be able to prevent a director or employee from trading in our common stock on the basis of, or while having access to, material, nonpublic information. If a director or employee were to be investigated, or an action were to be brought against a director or employee for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

Risks Relating to Regulatory Matters

If we do not obtain and maintain the regulatory approvals or clearances required to market and sell our products, then our business may be unsuccessful and the market price of our stock may decline.

        We are subject to regulation by government agencies in the United States and abroad with respect to the design, manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. For example, our products are subject to approval or clearance by the FDA prior to commercial marketing in the United States. Similar regulations exist in most major foreign markets, including the European Union, Latin America and Asia. The process of obtaining necessary regulatory approvals and clearances is time-consuming and expensive for us. If we do not receive required regulatory approval or clearance to market our products, or if any approvals or clearances we have received are revoked or terminated, we may not be able to commercialize our products and become profitable, and the value of our common stock may decline.

        We are also subject to numerous U.S. and foreign regulatory requirements governing the conduct of clinical trials, marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all the risks associated with FDA clearance or approval described above, as well as risks attributable to the requirement to satisfy local regulations in foreign jurisdictions. Approval or clearance by the FDA does not ensure approval by regulatory authorities of some countries outside the United States. Many foreign regulatory authorities, including those in major markets such as Japan and the People's Republic of China, have different approval processes.

If the FDA or other regulatory agencies place restrictions on, or impose additional approval requirements with respect to, products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products.

        Even if the FDA grants us clearance or approval with respect to marketing any product, such product will be subject to ongoing regulatory review and restrictions, including the review of clinical results which are reported after such product is made commercially available, and restrictions on the indications for which we can market the product. The FDA can propose to withdraw approval or impose additional restrictions if new clinical data or experience shows that a product is not safe for use under the approved conditions of use.

        The marketing claims we are permitted to make in labeling or advertising regarding our microspheres in the United States are limited to those consistent with any FDA clearance or approval. For example, because our EmboGold Microspheres are not cleared for specific use in UFE, we may not promote them for this specific use. Although our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepatocellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not specifically indicated for use in hepatocellular carcinoma and hepatic metastasis. FDA regulations require that we conduct clinical trials prior to submitting a marketing application to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepatocellular cancer or hepatic metastasis, while European Union regulations do not require it for this class of medical devices. Accordingly, in order for us to seek FDA clearance or approval to promote the use of QuadraSphere Microspheres for the embolization of hepatocellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials. If the FDA believes our advertisements or labeling, or statements made by our sales representatives or other company officials, improperly promote our products for unapproved indications, the FDA could allege that our promotional activities misbrand or adulterate our products. Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective labeling, including sending letters to health-care providers. The FDA also could take enforcement action, including seizure of product, injunction or criminal prosecution against us and our officers or employees, or seek civil penalties or disgorgement or restitution.

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

        We are subject to the Medical Device Reporting, or MDR, regulations that require us to report to the FDA if our products may have caused or contributed to patient death or serious injury, or if our device malfunctions and a recurrence of the malfunction would likely result in a death or serious injury. We must also file reports of device corrections and removals and adhere to the FDA's rules on labeling and promotion. We must also comply with the FDA's Good Manufacturing Practice requirements as set forth in the Quality System regulations. Our failure to comply with these or other applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following:

  •
  untitled letters, warning letters, fines, product seizures, injunctions and civil penalties;

  •
  administrative detention, which is the detention by the FDA of medical devices believed to be adulterated or misbranded;

  •
  customer notification of, or FDA orders for, repair, replacement or refund;

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

        In September 2007, the President of the United States signed into law the Food and Drug Administration Amendments Act of 2007, or FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. Under the FDAAA, companies that violate certain provisions of the new law are subject to substantial civil monetary penalties. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval or clearance of new medical device products and to produce, market and distribute products after approval.

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

        We may not obtain meaningful protection for our technology and products with the patents and patent applications that we own or license relating to our microsphere technology or other ancillary products. In particular, the patent rights we possess or are pursuing generally cover our technologies to varying degrees, and these rights may not prevent others from designing products similar to or otherwise competitive with our Embosphere Microspheres and other products we commercialize. To the extent that our competitors are able to design products competitive with ours, we may experience less market penetration with our products and, consequently, we may have decreased revenue. The patent laws involving medical devices and life sciences technologies such as our microspheres are complex and vary from country to country. Thus, we cannot predict whether we will secure patent protection from any of our existing patent applications in the United States or abroad, although we have a current policy of pursuing patent protection wherever possible for our new technologies. We also cannot predict whether such coverage obtained in any of our United States or foreign patent applications will be meaningful.

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

        On January 13, 2005, we were notified of a Notice of Opposition filed in the European Patent Office, or EPO, by Biocompatibles UK Limited on December 23, 2004, challenging the patentability of the claims in our granted European Patent, EP 1128816, which relates to certain PVA microspheres for use in embolization and methods thereof. On December 10, 2007, the EPO upheld the claims of our patent in amended form and rendered its formal written decision on December 27, 2007. We and Biocompatibles have appealed this decision. On July 1, 2008, Biocompatibles UK Limited filed a Notice of Opposition in the EPO challenging the patentability of the claims in our granted European Patent, EP 267839, which relates to certain drug-loaded microspheres and their use in embolization. We intend to continue to defend our European patent, including filing a timely response. We are not able to predict the outcome of either of these opposition proceedings.

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

        We are dependent on various license agreements relating to each of our current and proposed products that give us rights under intellectual property rights of third parties. In particular, we have an agreement with L'Assistance Publique-Hôpitaux de Paris, pursuant to which L'Assistance Publique-Hôpitaux de Paris has granted us exclusive rights to use two United States patents and their foreign counterparts that we jointly own with L'Assistance Publique-Hôpitaux de Paris relating to Embosphere Microspheres. We also have an agreement with Dr. Shinichi Hori pursuant to which we have an exclusive royalty-bearing license relating to Japanese patent rights for our HepaSphere Microsphere and QuadraSphere Microsphere products. We also have an agreement with Archimmed SARL pursuant to which we have an exclusive royalty-bearing license to patent rights for our MR Microsphere product, which is in development. Each of these agreements can be terminated on short notice by the licensor if we default on our obligations under the license and fail to cure such default after notice is provided. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party's failure, to comply with the terms of any of these licenses could result in our losing our rights to the license, which could result in our being unable to develop, manufacture or sell products which contain the licensed technology.

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

        Medical device manufacturers must adhere to current Good Manufacturing Practices and Quality System Regulations which are enforced by the FDA through its inspection program. We and other third-party manufacturers must comply with various quality system requirements pertaining to all aspects of our product design and manufacturing process, including requirements for packaging, labeling and record keeping, complaint handling, corrective and preventive actions and internal auditing. In addition, medical device manufacturing laws are also in effect in many countries outside of the U.S. We or our third-party manufacturers may not be able to comply or maintain compliance. If we or any third-party manufacturers we engage fail to comply, such noncompliance could significantly delay our receipt of new product premarket approvals, result in FDA enforcement action, including an embargo on imported devices, or otherwise cause delays and disruptions in the manufacture and supply of our products, any of which would harm our reputation and could materially adversely affect our operating results.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers' demands for our products in a timely manner or within budget.

        We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately ten third-party vendors, including a third party from whom we purchase guidewires for our Segway Guidewire product; a third party from whom we purchase catheters for our EmboCath Plus Infusion Microcatheter product; and a third party from whom we purchase guidewires for our Sequitor Steerable Guidewire product. Our reliance on our suppliers exposes us to risks, including:

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

        Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenue from the sale of our microspheres and other products in the European Union. For the years ended December 31, 2008, 2007 and 2006, approximately 16%, 23% and 24%, respectively, of our revenue was derived from sales of our microspheres and other products in the European Union. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

  •
  complex reimbursement procedures;

  •
  potentially longer sales cycles to sell products, which could slow our revenue growth from international sales; and

  •
  potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivables.

        In March 2008, we commercially launched our Embosphere Microsphere product in the People's Republic of China. Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in interruptions of our commercialization efforts in China. In addition, the Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Our commercialization efforts in China could be materially harmed by any changes in the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations. If such commercialization efforts in China are materially harmed, we would not be able to grow sales of our Embosphere Microspheres in China and our operating results could be adversely affected.

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

        The market price of our stock is highly volatile. From January 1, 2007 through March 2, 2009, the price of our common stock has ranged from a low of $1.55 to a high of $8.02. As a result of this volatility, investments in our stock could rapidly lose their value.

        Our stock price could fluctuate for many reasons, including without limitation:

  •
  variations in our quarterly operating results or those of companies that are perceived to be similar to us;

  •
  third-party sales of large blocks of our common stock;

  •
  rumors relating to us or our competitors;

  •
  changes to our research and development plans and/or announcements regarding new technologies by us or our competitors;

  •
  adverse results in clinical trials of products and products under development;

  •
  negative publicity or unfavorable media coverage;

  •
  filings of, results of or developments under lawsuits involving us or our competitors;

  •
  sales by us of equity or debt to fund our operations;

  •
  the loss of any of our key scientific or management personnel;

  •
  FDA or international regulatory actions or lawsuits concerning the safety of our products; and

  •
  market conditions, both in the medical device sector and generally.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We currently lease office and manufacturing facilities in Rockland, Massachusetts, and Roissy, France. Our Rockland, Massachusetts, office includes approximately 13,000 square feet of corporate offices, laboratory and warehouse space pursuant to a lease expiring on February 28, 2010. Our Roissy, France, facility, where we produce our Embosphere Microspheres, HepaSphere Microspheres and QuadraSphere Microspheres includes approximately 18,000 square feet of office, laboratory and manufacturing space and is leased through May 2010.

        We believe that the leased facilities in Rockland, Massachusetts, and in Roissy, France, are suitable to meet our current requirements and that suitable additional or substitute space will be available to us on commercially reasonable terms, if needed in the future.

Item 3.    LEGAL PROCEEDINGS

        On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, entitled Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our EmboGold Microspheres in a juvenile nasal angiofibroma embolization or the negligence of the health-care providers or both factors combined. As alleged in the complaint, the claims that the EmboGold Microspheres were defective are vague and nonspecific. All defendants have denied the allegations against them. The plaintiffs seek compensatory and punitive damages. We carry product liability insurance and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. Some pretrial discovery has been completed, but no party has disclosed any expert opinions. The Plaintiff has voluntarily dismissed John Stith, M.D. from the lawsuit without a settlement payment. This case is presently set for trial on July 6, 2009.

        On June 4, 2008, a lawsuit was filed in the Superior Court of California, County of Los Angeles entitled Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center, Biosphere Medical, Inc. et al. The plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed, that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with our Embosphere Microspheres, that the product was defective, that the manner in which it is marketed and sold is misleading, that the health-care providers were negligent, or all factors combined. However, as alleged in the complaint, these claims are vague and nonspecific. The plaintiff is seeking unspecified damages. All defendants have denied the allegations against them. We carry product liability insurance and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. This lawsuit is in its early stages. A trial date has been set for August 10, 2009.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders, through solicitations of proxies or otherwise, during the quarter ended December 31, 2008.

EXECUTIVE OFFICERS

        As of March 2, 2009, our executive officers, their respective ages and their positions are as follows:

Name	Age	Position
Richard J. Faleschini	62	President and Chief Executive Officer
Martin J. Joyce	55	Executive Vice President and Chief Financial Officer
Melodie R. Domurad	51	Vice President of Regulatory, Medical Affairs, and Quality Systems
Willard W. Hennemann	54	Vice President of New Product and Business Development
Peter C. Sutcliffe	59	Vice President of Manufacturing
Joel B. Weinstein	58	Vice President of Global Marketing and Sales

        Richard J. Faleschini has served as our President and Chief Executive Officer since November 2004 and as a director of BioSphere Medical since March 2005. From 2003 to 2004, Mr. Faleschini served as Vice President and General Manager of the gynecology division at American Medical Systems Holdings, Inc., a supplier of medical devices to physicians specializing in the treatment of urological and gynecological disorders. From 1999 to 2003, Mr. Faleschini was Vice President of Marketing and Sales for American Medical Systems Holdings, Inc. From 1995 to 1999, he held executive marketing and general management positions at Medtronic, Inc., a medical technology company, with responsibilities in several sectors of their cardiac rhythm management, cardiac surgery, and interventional vascular businesses. His previous experience also includes executive marketing and sales management responsibilities at Cordis Corporation, Biomagnetic Technologies, and ATL/ADR Ultrasound. Mr. Faleschini received his B.S. in biology and M.S. in physiology from Michigan Technological University.

        Martin J. Joyce has served as our Executive Vice President and Chief Financial Officer since January 2006. He served as our Chief Financial Officer and Vice President from September 2004 to January 2006. From 2000 to 2004, Mr. Joyce served as Managing Partner of Stratex Group LLC, a provider of biopharmaceutical executive services to early-stage companies and venture investors. From 1996 to 2000, Mr. Joyce was North American Chief Financial Officer for Serono Inc. a biotechnology company. Prior to serving as North American Chief Financial Officer, Mr. Joyce held a variety of senior level positions within Serono, in finance, sales, marketing and manufacturing. Mr. Joyce was previously employed at Millipore Corporation, a high technology bioscience company, and Bose

Corporation, an audio equipment manufacturer, focusing on strategic planning, product rationalization and return on investment analysis. Mr. Joyce received a B.S. in finance from Northeastern University and a M.B.A. from Suffolk University, Boston, Massachusetts.

        Melodie R. Domurad has served as our Vice President of Regulatory, Medical Affairs, and Quality Systems since January 2008. From 1997 to 2007, Dr. Domurad served as Vice President of Clinical, Regulatory, and Quality Affairs for Matritech, Inc., a developer of proteomics-based diagnostic products for the early detection of cancer. From 1994 to 1997, Dr. Domurad held the position of Director of Clinical Research and Clinical Research Manager at Ergo Science, Inc., where she focused on therapeutics for diabetes, obesity and cancer. Prior to joining Ergo Science, Inc., Dr. Domurad held leadership roles at the Center for the Study of Nutrition and Medicine at the New England Deaconess Hospital and at the Cambridge Center for Holistic Health. Dr. Domurad holds a B.A. from Cornell University and a Ph.D. from the University of Cincinnati.

        Willard W. Hennemann has served as our Vice President of New Product and Business Development since February 2008. From 2006 to early 2008, Dr. Hennemann served as Vice President of Intravascular Systems/Marketing for Medeikon Corporation, an early-stage developer of proprietary disposable technologies to treat cardiovascular disease. From 2000 to 2006, Dr. Hennemann held the position of Vice President of Research and Development/Interventional Vascular at CryoCath Technologies, a leader in catheter-based products for the cryotherapeutic treatment of cardiovascular disease. From 1998 to 1999, Dr. Hennemann served as Director of Marketing and Product Development for InterVascular, Inc., a division of Datascope, which produces a broad line of vascular grafts. From 1996 to 1998, Dr. Hennemann served as Director of Marketing/International Clinical Studies of the Global Stent Business Unit for Medtronic, Inc., a medical technology company. Prior to Medtronic, Dr. Hennemann assumed roles of increasing responsibility over a 12-year period with Cordis Corporation, a pioneer in developing innovative diagnostic and therapeutic devices for interventional vascular medicine. Dr. Hennemann received his B.A. from the University of Maryland and a Ph.D. from the University of Florida.

        Peter C. Sutcliffe has served as our Vice President of Manufacturing since October 2002. From 2001 to 2002, Mr. Sutcliffe served as the Vice President for North American Manufacturing for Whatman, Plc., a life science filtration company. From 1996 to 2001, he was the Chief Operating Officer for HemaSure Inc., a manufacturer and supplier of blood filters. From 1982 to 1996, Mr. Sutcliffe held the position of Vice President of Manufacturing for Corning Costar Company, a life science products company. Prior to Costar, he held manufacturing management positions with Millipore Corporation, a high technology bioscience company. Mr. Sutcliffe holds a B.S. in biology from the University of Richmond in Virginia and a M.B.A. from Sul Ross State University of Texas, Fort Bliss, Texas.

        Joel B. Weinstein has served as our Vice President of Global Marketing and Sales since January 2008. Prior to joining BioSphere Medical, Mr. Weinstein founded and led several medical device companies, and founded his own firm, which provided strategic counsel to medical device companies and venture capital firms. From 1987 to 1998, Mr. Weinstein served as Vice President of Marketing and Business Development for Hologic, Inc., a medical device company focused on women's health. Prior to Hologic, Mr. Weinstein had progressively greater management responsibilities over a seven-year period with Advanced Technology Laboratories, a multi-modality diagnostic ultrasound company. He received his bachelor's degree in Electrical Engineering from City College of New York and a M.B.A. from Western New England College.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the NASDAQ Global Market under the symbol "BSMD." On March 2, 2009, the last reported sale price of our common stock on the NASDAQ Global Market was $1.86, and there were approximately 89 stockholders of record. This number does not include stockholders for whom shares are held in "nominee" or "street" name.

        The following table shows the range of high and low sales prices per share of our common stock for the last two fiscal years as reported on the NASDAQ Global Market.

	2008
	High	Low
First Quarter	$6.00	$3.30
Second Quarter	$5.12	$3.10
Third Quarter	$4.50	$3.15
Fourth Quarter	$3.59	$1.55

	2007
	High	Low
First Quarter	$7.70	$5.88
Second Quarter	$8.02	$6.39
Third Quarter	$7.79	$4.32
Fourth Quarter	$6.33	$4.15

        We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Comparative Stock Performance

        The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which we refer to as the NASDAQ Composite Index (U.S.) and (ii) the NASDAQ Medical Equipment Index, which we refer to as the NASDAQ Medical Equipment Index. This graph assumes the investment of $100 on December 31, 2003 in our common stock and each of the indices listed above, and assumes dividends are reinvested. We have not paid any dividends on our common stock and no dividends are included in the representation of our performance. The stock price performance shown in the below graph is not necessarily indicative of future price performance. Measurement points are the last trading day of the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG BIOSPHERE MEDICAL, INC., THE NASDAQ COMPOSITE INDEX (U.S.)
AND THE NASDAQ MEDICAL EQUIPMENT INDEX

	12/04	12/05	12/06	12/07	12/08
BioSphere Medical, Inc.	$98.48	$205.06	$169.11	$129.87	$48.86
NASDAQ Composite Index (U.S.)	$110.08	$112.88	$126.51	$138.13	$80.47
NASDAQ Medical Equipment Index	$120.01	$136.96	$142.08	$181.26	$99.84

        The graph and table above are not "soliciting material," are not deemed filed with the SEC and are not to be incorporated by reference in any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which we refer to herein as the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

Year Ended December 31,	2008	2007	2006	2005	2004
(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Product sales	$28,842	$26,483	$22,787	$18,484	$14,058
License revenue	416	417	104	—	100

Total revenue	29,258	26,900	22,891	18,484	14,158
Costs and expenses:
Costs of product sales	7,686	7,768	6,958	6,303	6,646
Research and development	3,305	2,342	2,290	2,359	2,113
Sales	10,374	7,671	7,550	5,792	5,251
Marketing	6,514	5,290	3,699	2,473	2,299
General, administrative and patent	7,204	6,439	5,561	4,219	4,154
Litigation costs	—	—	—	—	874

Total costs and expenses	35,083	29,510	26,058	21,146	21,337

Loss from operations	(5,825)	(2,610)	(3,167)	(2,662)	(7,179)
Other income (expense):
Interest income	375	1,017	938	225	92
Interest expense	(9)	(17)	(15)	(15)	(16)
Other	96	(244)	(80)	(442)	379

Loss before income taxes	(5,363)	(1,854)	(2,324)	(2,894)	(6,724)
Income tax benefit (provision)	(129)	—	—	93	(117)

Net loss	(5,492)	(1,854)	(2,324)	(2,801)	(6,841)
Preferred stock dividends	(578)	(557)	(525)	(495)	(68)

Net loss applicable to common stockholders	$(6,070)	$(2,411)	$(2,849)	$(3,296)	$(6,909)

Basic and diluted net loss per common share applicable to common stockholders	$(0.34)	$(0.14)	$(0.17)	$(0.22)	$(0.49)

Basic and diluted weighted average number of common shares outstanding	17,983	17,647	17,027	14,653	14,152

As of December 31,	2008	2007	2006	2005	2004
(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$18,239	$23,579	$22,119	$8,774	$10,222
Working capital	21,919	26,555	24,719	10,832	12,391
Total assets	30,228	34,759	32,079	17,495	19,391
Long-term debt and deferred licensing revenue	8	80	190	101	192
Stockholders' equity	24,746	29,109	26,965	13,088	14,835

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

Overview

        We develop, manufacture and market products for medical procedures that use embolotherapy. Embolotherapy is the minimally invasive, image-guided therapeutic introduction of various biocompatible substances into a patient's circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging or to devitalize or destroy the structure by occluding its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds created through the application of medical science, engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles, or microspheres, that are designed to have uniquely beneficial properties for a variety of medical applications. We currently market and sell four microsphere products:

  •
  Embosphere Microspheres, which are marketed for hypervascularized tumors, which include symptomatic uterine fibroids and arteriovenous malformations, in the United States, the European Union, the People's Republic of China and several other foreign markets;

  •
  EmboGold Microspheres, which are marketed for hypervascularized tumors and arteriovenous malformations in the United States, the European Union and several other foreign markets;

  •
  HepaSphere Microspheres, which are marketed in the European Union and Brazil for primary and metastatic liver cancer, and in the European Union for drug delivery in the treatment of primary and metastatic liver cancer; and

  •
  QuadraSphere Microspheres, which are marketed for the treatment of hypervascularized tumors and arteriovenous malformations in the United States. Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres. FDA regulations require that we conduct clinical trials regarding the use of QuadraSphere Microspheres for the treatment of a specific disease or condition, such as primary and metastatic liver cancer, while European Union regulations do not require preclearance clinical trials for this class of medical device on an indication-by-indication basis.

        In January 2008, the Medical Device Department of the State Food and Drug Administration of the People's Republic of China approved our Embosphere Microspheres for clinical use for vascular embolizations, arteriovenous malformations, hypervascularized tumors and symptomatic uterine fibroids. In March 2008, we commercially launched Embosphere Microspheres in the People's Republic of China.

        For the fiscal years ended December 31, 2008 and 2007, we primarily generated revenue from product sales of our embolic products in North America and the European Union. We also recognized revenue from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenue also includes the sale of accessory embolotherapy devices such as our EmboCath® Plus Infusion Microcatheter, Sequitor® Steerable Guidewire and Segway® Guidewire, as well our barium delivery kits and other ancillary medical devices sold during 2007 and the first half of 2008 exclusively in Europe. We derive a majority of our revenue in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids, using a procedure called uterine fibroid embolization, or UFE. For the fiscal years ended December 31, 2008, 2007 and 2006 we also derived a small portion of our revenue from the license of nonstrategic technology.

        Our strategic priorities are to accelerate our revenue growth by expanding the market for the minimally invasive treatment of symptomatic uterine fibroids using UFE and broadening treatment options for several medical conditions for patients and physicians, including treating primary liver cancer tumors using our HepaSphere Microspheres.

        In January 2008, the Medical Device Department of the State Food and Drug Administration of the People's Republic of China approved our Embosphere Microspheres for clinical use for vascular embolizations, arteriovenous malformations, hypervascularized tumors, and symptomatic uterine fibroids. In March 2008, we commercially launched Embosphere Microspheres in the People's Republic of China.

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

        We have experienced operating losses in each fiscal period since our inception. As of December 31, 2008, we had approximately $18.24 million in cash, cash equivalents and marketable securities, and an accumulated deficit of approximately $90.13 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to continue to incur operating losses in 2009 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities for our products and conducting research and development activities. Prior to 1999, we were engaged in chromatography programs that were divested in 1999. Of the cumulative operating loss at the end of 2008, approximately $31.54 million was related to chromatography and approximately $58.46 million was related to embolotherapy platform development.

Research and Development

        Research and development expense as a percentage of total revenue for the fiscal years ended December 31, 2008, 2007 and 2006 was 11%, 9% and 10%, respectively. Research and development expense in these periods relate primarily to:

  •
  research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, including a smaller-sized microsphere for our HepaSphere Microsphere and QuadraSphere Microsphere product offerings; as well as our MR Microspheres and Resorbable Microspheres, all of which are in preclinical development;

  •
  seeking to develop a new generation of steerable guidewire to augment and/or replace our current guidewire product offerings;

  •
  further preclinical testing and nonclinical trials to support initial and/or additional clinical indications and/or premarketing approvals for our Embosphere Microspheres, HepaSphere

    Microspheres, QuadraSphere Microspheres, Sequitor Steerable Guidewire and EmboCath Plus Infusion Microcatheter, all of which are currently approved and marketed in specified indications and in specified geographic locations; and

  •
  seeking to develop improved manufacturing processes for our currently marketed products.

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

        We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates that are currently in development or from any of our currently marketed products for which we are seeking expanded marketing approvals in selected indications or geographic regions, due to the numerous risks and uncertainties associated with developing and commercializing medical devices, including uncertainties relating to:

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

        Any failure to complete the development of our product candidates in a timely manner, or at all, could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth in "Part I, Item 1A—Risk Factors."

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Note 2 to our consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The accounting policies described below are significantly affected by critical accounting policies and estimates. Such accounting policies require significant judgments, assumptions and estimates used in the preparation of our consolidated financial statements, and actual results could differ materially from the amounts reported based on the policies. The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, stock-based compensation, accounts receivable, inventories and income taxes.

  Revenue Recognition

        We apply the revenue recognition guidelines summarized in Staff Accounting Bulletin, or SAB, No. 104 "Revenue Recognition." We recognize revenue when products are shipped and the customer or distributor takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists, for example, a valid purchase order from an approved customer, the sales price is fixed or determinable, payment is not contingent on resale and we do not have any continuing obligations to ensure resale. Revenue from licensing agreements is recognized ratably over the expected service period. We establish reserves for potential sales returns and evaluate the adequacy of those reserves based upon realized experience and expectations. Any significant change in credit returns could have a material adverse impact on our revenue and operating results for the period or periods in which such returns materialize.

  Stock Based Compensation

        We apply the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, "Share-Based Payment," or SFAS 123R. This statement requires us to measure the cost of employee services in exchange for equity awards based on the grant-date fair value of an award and to recognize the cost over the requisite service period. We recognize compensation expense on fixed awards with pro rata vesting on a straight-line basis over the awards' vesting period.

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

        Because share-based compensation expense recognized in our consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current year.

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

        Although BioSphere Medical S.A., or BMSA, our wholly owned French subsidiary, has been profitable in recent periods, we expect that BMSA will recognize a loss in 2009 and, therefore, we will to continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period that is, and in amounts that are, sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. We continue to evaluate the positive and negative evidence identified in Statement of Financial Accounting Standards, or SFAS, No. 109 "Accounting For Income Taxes," to determine whether, in our view, it is more likely than not that some or all of our deferred tax assets in each of our tax jurisdictions will be realized. Any significant changes in any of our estimates and judgments, including our assumptions concerning the operating profitability of our French subsidiary, could have a significant impact on the valuation allowance on our tax assets and our reported operating results.

Results of Operations

Years Ended December 31, 2008 and 2007

  Revenue and Margin Overview

	For the Years Ended December 31,
			Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
(in thousands)	2008	2007
Total revenue	$29,258	$26,900	$2,358	9%
Costs of product sales	7,686	7,768	(82)	(1)%

Gross margin	$21,572	$19,132	$2,440	13%

Gross margin %	74%	71%	3%

        Revenue.    Total revenue increased for the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily due to an increase in sales of our microsphere products for interventional gynecology and interventional oncology procedures offset by decreases in the sales of gastric products. Specifically:

  •
  product revenue from sales of our microspheres for use in interventional gynecology for UFE increased $3.20 million, or 18%, from the year ended December 31, 2007, primarily on higher sales of our Embosphere Microspheres in the United States. During the year ended December 31, 2008, sales of our microsphere products in the United States increased $2.40 million, or 16%. We believe the increase in product revenue from microsphere sales for use in interventional gynecology for UFE is due to increased acceptance of the UFE procedure by obstetricians and gynecologists and to increased awareness of the UFE procedure among symptomatic women resulting from our additional selling and marketing activities by our expanded U.S. sales organization. At the beginning of 2008, we increased the number of direct sales territories in the United States from 18 to 24. Sales outside the United States increased $802,000, or 27%, due to increased demand in Europe, the commercial launch of Embosphere Microspheres in the People's Republic of China and changes in foreign exchange rates.

  •
  product revenue from microsphere sales used in interventional oncology, primarily for use in treating liver cancer, increased $683,000, or 15%, from the year ended December 31, 2007 on higher unit sales of our Embosphere and QuadraSphere Microspheres in the United States and sales of our Embosphere Microspheres in the People's Republic of China. During the year ended December 31, 2008, sales of our microsphere products for use in interventional oncology in the United States increased $555,000, or 17%. Sales of these products outside the United States increased $128,000, or 9%, principally due to the commercial launch of our Embosphere Microsphere product in the People's Republic of China in January 2008.

        Additional increases in revenue during the year ended December 31, 2008, as compared to 2007, were due to increased sales of our delivery systems and changes in foreign exchange rates. Product revenue from the sales of our delivery system products increased $129,000, or 12%, from the year ended December 31, 2007 on increased demand for our EmboCath Plus catheter in the United States.

        Included in the increase in revenue noted above is the effect of changes in foreign exchange rates. During the year ended December 31, 2008, as compared to the same period in 2007, revenue increased $296,000 due to changes in foreign exchange rates as revenue from our French operations increased due to the weakening of the U.S. dollar versus the euro during the first three quarters of 2008.

        Sales of nonstrategic gastric products in Europe, which include, barium and drainage kits, decreased $1.65 million, or 67%, from the year ended December 31, 2007 as we phased out nonstrategic products in 2008.

        Also included in total revenue for the years ended December 31, 2008 and 2007 is $416,000 and $417,000, respectively, of revenue from our license of nonstrategic technology.

        Gross Margin.    The gross margin improvement of 3% as a percentage of revenue for 2008 as compared to 2007 was primarily attributable to a favorable mix of product sales resulting from the phaseout of certain nonstrategic products during 2008. Sales from our embolic and delivery system products, which have higher gross margins than our nonstrategic products, represented 96% of overall sales during the fiscal year ended December 31, 2008, an increase of 7% as compared to the fiscal year ended December 31, 2007.

        We expect that future gross margin will be highly correlated with the following factors:

  •
  revenue growth;

  •
  mix of products sold;

  •
  production levels;

  •
  foreign exchange rate movements;

  •
  terms and conditions of subcontracted manufacturer and supplier agreements; and

  •
  future inventory reserve requirements.

  Expense Overview

	For the Years Ended December 31,
			Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
(in thousands)	2008	2007
Research and development	$3,305	$2,342	$963	41%
Sales	10,374	7,671	2,703	35%
Marketing	6,514	5,290	1,224	23%
General and administrative	6,499	5,999	500	8%
Patent	705	440	265	60%

Total operating expenses	$27,397	$21,742	$5,655

        Research and Development Expense.    Total research and development expense in the fiscal year ended December 31, 2008 increased significantly over the fiscal year ended December 31, 2007, due primarily to higher employee costs due to an increased number of employees and higher third party development costs. During the first quarter of 2008, we hired a vice president of new product and business development and a vice president of regulatory, medical affairs and quality systems. In addition, in 2008 we engaged a third party to develop a new process for the manufacture of our Embosphere Microspheres. During the fourth quarter of 2008, we recognized $200,000 in additional expenses associated with this new process development.

        Sales Expense.    Sales expense for the fiscal year ended December 31, 2008 increased over the fiscal year ended December 31, 2007, primarily due to an increase in salary, incentive compensation and other compensation-related expenses as a result of the expansion of our direct sales force in the United States and the addition of an employee dedicated to managing our distributor relationships in Asia and South America. At the beginning of 2008, we increased the number of U.S. sales territories from 18 to 24 and hired a fourth regional manager. During 2008, we also had three incremental quarters of employee-related costs associated with a sales manager we hired in the fourth quarter of 2007 to expand markets outside the United States and Europe.

        Marketing Expense.    Marketing expense for the fiscal year ended December 31, 2008 increased from the fiscal year ended December 31, 2007, primarily due to our increased marketing spending for UFE programs. During the third quarter of 2008, we launched our "Ask4Tell4" customer outreach program with supermodel actress and reality TV show celebrity, Beverly Johnson, who was featured on NBC's The Today Show, in an interview segment on NBC's iVillage Online, in a radio interview on the Tom Joiner Morning Show and in both online and newsletter segments on Womansday.com. In addition to the "Ask4Tell4" campaign, we increased local marketing activities during 2008, including increasing the number of comarketing programs run with hospitals.

        General, Administrative and Patent Expense.    General, administrative and patent expense for 2008 increased 12% from the fiscal year ended December 31, 2007, primarily due to higher intellectual property costs associated with our drug delivery platform and to legal costs related to our expansion into Asia.

        Interest Income.    Interest income decreased to $375,000 in the fiscal year ended December 31, 2008 from $1.02 million in the fiscal year ended December 31, 2007. The decrease in 2008 as compared to 2007 was due primarily to lower interest rates on available investment-grade assets. At December 31, 2008, $17.00 million of our marketable securities and cash equivalents were held in U.S. treasury obligations, representing 98% of our total investments.

        Foreign Exchange Gains (Losses).    Foreign exchange gains and losses primarily resulted from euro-to-U.S. dollar currency fluctuations on euro-denominated short-term intercompany trade accounts. The foreign exchange gains during the year ended December 31, 2008 totaled approximately $113,000, compared to the foreign exchange losses of approximately $239,000 in the comparable period of 2007. The increase was primarily the result of more favorable currency rates in 2008.

Years Ended December 31, 2007 and 2006

  Revenue and Margin Overview

	For the Years Ended December 31,
			Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
(in thousands)	2007	2006
Total revenue	$26,900	$22,891	$4,009	18%
Costs of product sales	7,768	6,958	810	12%

Gross margin	$19,132	$15,933	$3,199	20%

Gross margin %	71%	70%	1%

        Revenue.    Total revenue increased for the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily due to an increase in sales of our microsphere products for interventional gynecology and interventional oncology procedures.

  •
  product revenue from sales of our microspheres for use in interventional gynecology for UFE increased $2.03 million, or 13% from the year ended December 31, 2006, primarily on higher sales of our Embosphere Microspheres in the United States. During the year ended December 31, 2007, sales of our microsphere products in the United States increased $1.63 million, or 12%. We believe the increase in product revenue from microsphere sales for use in interventional gynecology for UFE was due to increased awareness of the UFE procedure among symptomatic women resulting from our additional local marketing activities and to an increase in average selling prices. Sales outside the United States increased $400,000, or 16%, principally due to changes in foreign exchange rates due to the weakening of the U.S. dollar and increased demand in Europe.

  •
  product revenue from microsphere sales used in interventional oncology, primarily for use in treating liver cancer, increased $1.34 million, or 41%, from the year ended December 31, 2006, on increased demand for our Embosphere Microspheres and our expandable microsphere products, which were released during 2006. During the year ended December 31, 2007, sales of our Embosphere Microspheres for use in interventional oncology increased $599,000, or 19%, and sales of our QuadraSphere Microsphere product and our HepaSphere Microsphere product for use in interventional oncology increased $742,000 from the year ended December 31, 2006.

        Additional increases in revenue during the year ended December 31, 2007, as compared to 2006, were due to increased sales of our delivery systems, licensing revenue and changes in foreign exchange rates. Product revenue from the sales of our delivery system products increased $290,000, or 36%, from the year ended December 31, 2006, on increased demand outside the United States. Revenue from our licensing agreement increased $313,000 during the year ended December 31, 2007 compared to 2006 as we recognized a full year of revenue from the licensing of nonstrategic intellectual property to a third party in 2007 compared to one quarter of revenue in 2006.

        Included in the increase in revenue noted above is the effect of changes in foreign exchange rates. During the year ended December 31, 2007, as compared to the same period in 2006, revenue increased $529,000, due to changes in foreign exchange rates, as sales from our French operations increased due to the weakening of the U.S. dollar versus the euro.

        Revenue from the sale of nonstrategic gastric products in Europe, which include, among other things, barium and drainage kits, was $2.47 million and $2.44 million for the years ended December 2007 and 2006, respectively.

        Cost of Product Sales.    Cost of product sales for the year ended December 31, 2007 increased from the year ended December 31, 2006, primarily due to higher Embosphere Microsphere sales volume and, to a lesser extent, higher inventory obsolescence charges, which increased $91,000 in 2007 as compared to 2006, primarily resulting from the phaseout of our nonstrategic products and the release of our new expandable microsphere products.

        The gross margin improvement of 1% as a percentage of revenue for 2007 as compared to 2006 was primarily attributable to the favorable product and geography mix of sales due to the increase in sales in 2007 of Embosphere Microspheres in the United States, which provide our highest profit margins. Offsetting these improvements was the increase in inventory write-downs.

  Expense Overview

	For the Years Ended December 31,
			Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
(in thousands)	2007	2006
Research and development	$2,342	$2,290	$52	2%
Sales	7,671	7,550	121	2%
Marketing	5,290	3,699	1,591	43%
General and administrative	5,999	5,182	817	16%
Patent	440	379	61	16%

Total operating expenses	$21,742	$19,100	$2,642

        Research and Development Expense.    Total research and development expense in for the fiscal year ended December 31, 2007 increased over the fiscal year ended December 31, 2006 due to the change in foreign exchange rates offset by lower employee costs. Our research and development activities located in France, which are denominated in euros, cost $85,000 more during the fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006 due to the weakening of the U.S. dollar versus the euro. Offsetting these increases were lower employee costs resulting from open positions in the fiscal year ended December 31, 2007.

        Sales Expense.    Sales expense for the fiscal year ended December 31, 2007 increased over the fiscal year ended December 31, 2006, primarily due to an increase in consulting activities and to the change in foreign exchange rates offset by lower employee costs related to an open executive position through the second half of 2007. In 2007, we engaged an external market consultant to analyze our customer base and territory potential to optimize our planned expansion of the U.S sales force in 2008. In addition, sales expense for our sales organization located in France was $141,000 more during 2007 as compared to 2006 due to the weakening of the U.S. dollar versus the euro. Offsetting these increases was a decrease in net employee expenses resulting from temporary management vacancies during 2007.

        Marketing Expense.    Marketing expense for the fiscal year ended December 31, 2007 increased from the fiscal year ended December 31, 2006, primarily due to increased local marketing programs in the United States, which represented $1.10 million of the increase, and salary and other compensation expenses related to the expansion of the employee base during the latter half of 2006 to manage the increase in marketing activities. These local marketing activities, which included, among other channels, targeted print, radio, television, public transit advertising and public relations, are designed to build physician and patient awareness and demand for UFE in the United States. In addition, during 2007 we engaged a market research consultant to perform a strategic analysis of the interventional oncology market, representing approximately $200,000 of the increase.

        General, Administrative and Patent Expense.    General, administrative and patent expense for the fiscal year ended December 31, 2007 increased from the fiscal year ended December 31, 2006, primarily due to an increase in equity compensation, consulting and headcount increases. During 2007 we recognized higher equity compensation costs totaling approximately $380,000 due to the attainment of revenue targets on performance-based awards and to the full-year costs of previously awarded equity compensation. Expenses associated with headcount expansion and consulting costs related to our preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 were approximately $209,000 higher in 2007 as compared to 2006. In addition, the cost of our general and administrative function located in France, was approximately $82,000 more during 2007 as compared to 2006 due to the weakening of the U.S. dollar versus the euro.

        Interest Income.    Interest income increased to $1.02 million in the fiscal year ended December 31, 2007 as compared to $938,000 in the fiscal year ended December 31, 2006. The increase in 2007 as compared to 2006 was due primarily to higher average daily-invested cash balances and to a lesser extent to higher interest rates on available investment grade assets.

        Foreign Exchange Losses, Net.    The foreign exchange losses during the year ended December 31, 2007 totaled approximately $239,000, compared to the foreign exchange losses of approximately $102,000 in the comparable period of 2006. The increase in the loss was primarily the result of higher euro-denominated intercompany trade payable balances during 2007.

Liquidity and Capital Resources

        As of December 31, 2008, we had $18.24 million of cash, cash equivalents and marketable securities, a decrease of $5.34 million from $23.58 million at December 31, 2007. This decrease was primarily the result of the net loss incurred in 2008. We have historically funded our operations from net proceeds provided by public and private equity offerings, net revenue, bank financing and equipment financing leases and, to a lesser extent, the exercise of stock options.

        The net cash used in operating activities in 2008 was $4.18 million and includes a net loss of $5.49 million and $1.14 million in working capital changes, offset by noncash charges primarily related to stock-based compensation and depreciation. Accounts receivable increased $722,000 as a result of a five-day increase in days sales outstanding, which increased to 59 days from 54 days at December 31, 2007. Accounts payable decreased $780,000, due primarily to the timing of payments on delivery system products, which are manufactured for us by third parties, production materials and capital equipment.

        The net cash provided by operating activities in 2007 was $327,000 and included a net loss of $1.85 million and $645,000 in working capital changes, offset by noncash charges. Accounts receivable decreased $231,000 as a result of a four-day improvement in days sales outstanding, which decreased to 54 days from 58 days at December 31, 2006. Inventory increased $1.13 million to meet the demand of higher sales of our microsphere products.

        During 2008, we spent $324,000 to purchase manufacturing equipment and information technology equipment to support the expansion of our direct sales force and our existing infrastructure. In August 2008, we acquired patent rights to enhance our intellectual property portfolio for a total cost of $345,000.

        Net cash used in financing activities was $357,000 during 2008, which included $435,000 for the payment of the 2008 preferred stock dividend in cash, and scheduled principal payments on existing capital arrangements, offset by $105,000 from the issuance of common stock upon exercise of options under employee benefit and incentive plans.

        We believe that the $18.24 million in cash, cash equivalents and marketable securities that we have as of December 31, 2008, together with anticipated proceeds from sales of our microspheres and delivery systems, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months. In the longer term, we expect to fund our operations and capital requirements through a combination of expected proceeds from product sales and capital equipment financings.

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

        However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation: unanticipated changes in the amount of revenue we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; the outcome of lawsuits against us, generally and as further described in "Part I, Item 3—Legal Proceedings" and below, for which any adverse judgment could materially adversely impact market acceptance of our products and, if not adequately covered by our product liability insurance, could have a material adverse effect on our liquidity; costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review; the market's acceptance of any approved products; inflation; and adverse global market and economic conditions. We also may need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

        We may require substantial additional cash to fund our planned, and any unplanned, expenses. If adequate funds are not available, we could be required to reduce our capital expenditures, scale back or eliminate some or all of our research, development, sales and marketing initiatives, reduce our workforce and license to others or divest products or technologies that we otherwise would seek to commercialize ourselves, or otherwise curtail our business operations. We may seek additional funding through a combination of collaborative arrangements, debt financing or the sale of additional equity securities. We may not receive such additional funding on reasonable terms, or at all. Any sales of equity or debt securities are likely to dilute our existing stockholders, and the new securities may have rights, preferences or privileges senior to those of existing holders of our capital stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

        We have two lawsuits pending against us as further descried in "Part 1, Item 3—Legal Proceedings," and our financial condition is subject to a number of risks relating to these pending lawsuits. Although we currently maintain product liability insurance coverage, if the plaintiff in either of these matters prevails in these claims against us and is awarded substantial damages, our insurance, which is subject to a $5.00 million cap on the maximum amount our insurer is required to pay for all claims within any one-year period, may not provide us with adequate coverage for a judgment against us. If we are forced to satisfy a significant judgment in excess of our product liability coverage, we may not have sufficient cash to pay such judgment. In addition, our product liability insurer has advised us in writing that a verdict against us for punitive damages in either matter is specifically excluded from our coverage. Our insurer has also advised us that it does not waive any other defenses to coverage that may apply. If either plaintiff is awarded punitive damages, or if our insurer pursues and successfully prevails in any defenses to its coverage in either claim, we could be required to make substantial payments and we may not have sufficient cash to make such payments. There can be no assurance that, if required, we would be able to raise the additional funds required to satisfy any such judgment on favorable terms, or at all. In such case, we may be required to curtail our research and development or other programs or our business operations, which could have a material adverse effect on our financial condition, results of operations and future prospects and could cause our stock price to decline.

Borrowing Arrangements

        At December 31, 2008, we had a credit facility with a bank under which we may borrow up to $3.00 million. We may use amounts borrowed under the agreement for general working capital and corporate purposes, subject to limitations defined in the agreement. This agreement expires in June 2009. There were no borrowings outstanding under this agreement as of December 31, 2008. Each available 30-, 60-, 90- or 180-day advance will bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30-, 60-, 90- or 180-day London Interbank Offering Rate, or LIBOR (1.08% as of December 31, 2008), plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BMSA, our wholly owned subsidiary, as collateral.

Other Contractual Obligations

        As of December 31, 2008, we are party to two operating leases for our facilities in Rockland, Massachusetts, and Roissy, France. The Roissy, France, operating lease expires in May 2010. On January 5, 2009, we amended the lease for the office and laboratory facility that we currently occupy in Rockland, Massachusetts. Pursuant to that amendment, the term of the lease was extended from

February 28, 2009 to February 28, 2010. We are party to a noncancelable capital lease agreement with an equipment-financing company, related to the acquisition during 2005 of communication and computer equipment. The equipment lease has an initial term of 60 months, with an interest rate of 8.7%. Equipment leased under this arrangement serves as pledged capital with respect to the capital lease agreement.

        Future cash payments, including interest, under contractual obligations in effect as of December 31, 2008, are as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital lease	$17	$9	$8	$—	$—
Operating lease	878	615	258	5	—
Other contractual obligations	1,053	954	64	35	—

Total	$1,948	$1,578	$330	$40	$—

        The forgoing table of contractual obligations does not include cash payments that we may make from time to time in satisfaction of the dividend payable on our outstanding shares of series A preferred stock. The holders of the series A preferred stock have the right to receive a 6% dividend per annum which, at our election, may be paid in cash or in additional shares of series A preferred stock. During 2008, we elected to pay this dividend in cash, in the aggregate annual amount of $435,000. We expect to make such payment in cash for the foreseeable future and estimate that such amount will equal approximately $435,000 per year in each of the next three years.

Related Party Transactions

        We did not have any related party transactions during 2008.

Off-Balance Sheet Arrangements

        We do not have any material off-balance sheet arrangements.

Inflation

        We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141R, "Business Combinations," or SFAS 141R, a replacement of SFAS No. 141, "Business Combinations." SFAS 141R applies to all transactions and other events in which an entity obtains control over one or more other businesses. The statement changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We do not believe the adoption of SFAS 141R will have a material impact on our results of operations, financial position or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements: an amendment of Accounting Research Bulletin No. 51," or SFAS 160. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests (formally referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gains or losses will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not believe the adoption of SFAS 160 will have a material impact on our results of operations, financial position or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133," or SFAS 161. SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is intended to enhance the current disclosure framework in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133, and requires additional information about how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect our financial position, financial performance and cash flow. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS 161 will have a material impact on our results of operations, financial position or cash flows.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This statement is effective 60 days following the SEC's approval of The Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards. We do not believe the adoption of SFAS 162 will have a material impact on our results of operations, financial position or cash flows.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

        As of December 31, 2008, we did not own any derivative financial instruments or other financial and commodity instruments. However, in the future, we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

        Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Our operations in France are denominated in the euro, and as of December 31, 2008, approximately euro 2.54 million, or $3.59 million, remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but do have a limited natural hedge in that both our revenue and expenses in France are primarily denominated in the euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Other accumulated comprehensive loss" component of stockholders' equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments primarily in treasuries and, to a lesser extent, in asset-backed securities. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. A hypothetical 100-basis-point increase or decrease in interest rates would not have a material impact on the fair value of our short-term investments or their respective cash flows as of December 31, 2008. As of December 31, 2008, approximately 98% of the $17.40 million classified as available-for-sale marketable securities and cash equivalents will mature within one year.

BioSphere Medical, Inc.

INDEX

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Stockholders of BioSphere Medical, Inc.:

        We have audited the accompanying consolidated balance sheets of BioSphere Medical, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioSphere Medical, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 9 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 17, 2009

BIOSPHERE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except share data)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$17,837	$15,608
Marketable securities	402	7,971
Account receivable, net of allowance for doubtful accounts of $97 and $160 as of December 31, 2008 and 2007, respectively	4,729	4,058
Inventories	3,762	3,836
Prepaid and other current assets	663	652

Total current assets	27,393	32,125
Property and equipment, net	989	1,124
Goodwill	1,443	1,443
Other assets	403	67

Total Assets	$30,228	$34,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,175	$1,970
Accrued compensation	2,051	1,674
Accrued preferred dividend	144	—
Other accrued liabilities	2,032	1,816
Current portion of capital lease obligations and long-term debt	9	27
Current portion of deferred licensing revenue	63	83

Total current liabilities	5,474	5,570
Long-term capital lease obligations	8	17
Long-term portion of deferred licensing revenue	—	63

Total Liabilities	5,482	5,650
Commitments and contingencies (Note 8 and 15)
Stockholders' equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized:
6% series A convertible preferred stock, 12,000 authorized shares, 9,636 and 9,495 shares issued and outstanding, as of December 31, 2008 and 2007, respectively	8,521	8,523
Common stock; $.01 par value; 50,000,000 shares authorized; 18,347,022 and 18,287,834 shares issued and outstanding as of December 31, 2008 and 2007, respectively	184	183
Additional paid-in capital	105,729	103,753
Accumulated deficit	(90,129)	(84,059)
Accumulated other comprehensive income	441	709

Total stockholders' equity	24,746	29,109

Total Liabilities and Stockholders' Equity	$30,228	$34,759

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in thousands except per share data)	2008	2007	2006
Revenue:
Product sales	$28,842	$26,483	$22,787
Licensing revenue	416	417	104

Total revenue	29,258	26,900	22,891
Costs and expenses:
Costs of product sales	7,686	7,768	6,958
Research and development	3,305	2,342	2,290
Sales	10,374	7,671	7,550
Marketing	6,514	5,290	3,699
General and administrative	6,499	5,999	5,182
Patent	705	440	379

Total costs and expenses	35,083	29,510	26,058

Loss from operations	(5,825)	(2,610)	(3,167)
Interest income	375	1,017	938
Interest expense	(9)	(17)	(15)
Foreign exchange gain (loss), net	113	(239)	(102)
Other (expense) income, net	(17)	(5)	22

Loss before income tax	(5,363)	(1,854)	(2,324)
Income tax provision	(129)	—	—

Net loss	(5,492)	(1,854)	(2,324)
Preferred stock dividends	(578)	(557)	(525)

Net loss applicable to common stockholders	$(6,070)	$(2,411)	$(2,849)

Net loss per common share applicable to common stockholders
Basic and diluted	$(0.34)	$(0.14)	$(0.17)

Weighted average number of common shares outstanding
Basic and diluted	17,983	17,647	17,027

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE LOSS

		Common Stock					Accumulated Other Comprehensive Income (Loss)
	Preferred Stock			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit		Total Stockholders' Equity
(in thousands)		Shares	Amount
Balance at December 31, 2005	$7,449	15,006	$150	$84,471	$(41)	$(78,799)	$(142)	$13,088
Comprehensive loss:
Net loss	—	—	—	—	—	(2,324)	—	(2,324)
Unrealized loss on marketable securities	—	—	—	—	—	—	(4)	(4)
Translation adjustment	—	—	—	—	—	—	334	334

Total comprehensive loss								(1,994)
Dividends on convertible preferred stock	525	—	—	—	—	(525)	—	—
Dividends paid in cash in lieu of partial shares	(4)	—	—	—	—	—	—	(4)
Issuance of common stock	—	2,075	21	13,477	—	—	—	13,498
Issuance of common stock under employee benefit and incentive plans	—	462	5	943	—	—	—	948
Issuance of restricted stock	—	415	4	—	—	—	—	4
Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	—	(41)	41	—	—	—
Non-cash stock-based compensation	—	—	—	1,425	—	—	—	1,425

Balance at December 31, 2006	7,970	17,958	180	100,275	—	(81,648)	188	26,965
Comprehensive loss:
Net loss	—	—	—	—	—	(1,854)	—	(1,854)
Unrealized gain on marketable securities	—	—	—	—	—	—	10	10
Translation adjustment	—	—	—	—	—	—	511	511

Total comprehensive loss								(1,333)
Dividends on convertible preferred stock	557	—	—	—	—	(557)	—	—
Dividends paid in cash in lieu of partial shares	(4)	—	—	—	—	—	—	(4)
Issuance of common stock under employee benefit and incentive plans	—	412	4	1,642	—	—	—	1,646
Issuance of restricted stock	—	17	—	—	—	—	—	—
Forfeiture of restricted stock	—	(100)	(1)	—	—	—	—	(1)
Non-cash stock-based compensation	—	—	—	1,836	—	—	—	1,836

Balance at December 31, 2007	8,523	18,287	183	103,753	—	(84,059)	709	29,109
Net loss	—	—	—	—	—	(5,492)	—	(5,492)
Unrealized gain on marketable securities	—	—	—	—	—	—	(40)	(40)
Translation adjustment	—	—	—	—	—	—	(228)	(228)

Total comprehensive loss								(5,760)
Dividends on convertible preferred stock	—	—	—	—	—	(578)	—	(578)
Dividends paid in cash in lieu of partial shares	(2)	—	—	—	—	—	—	(2)
Issuance of common stock under employee benefit and incentive plans	—	42	1	104	—	—	—	105
Issuance of restricted stock	—	18	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	—	1,872	—	—	—	1,872

Balance at December 31, 2008	$8,521	18,347	$184	$105,729	$—	$(90,129)	$441	$24,746

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net loss	$(5,492)	$(1,854)	$(2,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of doubtful accounts	(8)	(38)	(8)
Provision for inventory obsolescence	257	328	231
(Recovery) provision for sales returns and allowances	(9)	9	—
Depreciation	430	438	445
Non-cash stock compensation	1,872	1,836	1,425
Foreign currency (gain) loss, net	(113)	239	102
Realized loss on available-for-sale investments	1	13	—
Unrealized loss on available-for-sale investments	20	—	—
Loss on disposal of property and equipment	—	1	—
Changes in operating assets and liabilities:
Accounts receivable	(722)	231	(413)
Inventories	(252)	(1,128)	(449)
Prepaid and other current assets	(24)	4	(193)
Accounts payable	(780)	513	144
Accrued compensation	411	(334)	39
Other accrued expenses	231	69	399

Net cash (used in) provided by operating activities	(4,178)	327	(602)
Cash flows from investing activities:
Purchase of property and equipment	(324)	(565)	(464)
Purchase of marketable securities	—	(11,162)	(16,575)
Proceeds from the sale and maturity of marketable securities	7,507	16,395	3,364
Acquisition of patent rights	(345)	—	—

Net cash provided by (used in) investing activities	6,838	4,668	(13,675)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	—	13,498
Proceeds from issuance of common stock under employee benefit and incentive plans	105	1,645	952
Payment of cash dividends	(435)	(4)	(4)
Principal payments under long-term debt and capital lease obligations	(27)	(57)	(124)

Net cash (used in) provided by financing activities	(357)	1,584	14,322
Effect of exchange rate changes on cash and cash equivalents	(74)	116	94

Net increase in cash and cash equivalents	2,229	6,695	139
Cash and cash equivalents at beginning of year	15,608	8,913	8,774

Cash and cash equivalents at end of year	$17,837	$15,608	$8,913

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of the Business

        BioSphere Medical, Inc. (the "Company") develops, manufactures and markets products for medical procedures that use embolotherapy. Embolotherapy is the minimally invasive, image-guided therapeutic introduction of various biocompatible substances into a patient's circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging or to devitalize or destroy a structure by occluding its blood supply. The Company's core technologies consist of patented bioengineered polymers, which are chemical compounds that the Company creates through the application to medical science, engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles, or microspheres, that are designed to have uniquely beneficial properties for a variety of medical applications. The Company's principal focus is the application of its Embosphere® Microspheres for the treatment of symptomatic uterine fibroids using a procedure called uterine fibroid embolization ("UFE"). The Company's wholly owned subsidiary, BioSphere Medical SA ("BMSA"), a French société anonyme, holds the license to the embolotherapy technology that is the main focus of the Company's business.

        The Company believes that its existing working capital as of December 31, 2008, together with anticipated proceeds from sales of microspheres, delivery systems and other products will be sufficient to fund operating and capital requirements, as currently planned through at least the next twelve months. In the longer term, the Company expects to fund its operations and sustain its capital requirements through a combination of expected proceeds from product sales and capital equipment financing. However, cash requirements may vary materially from those now planned due to a number of factors, including the Company's failure to achieve expected revenue amounts, costs associated with changes in its UFE marketing programs, the outcome of product liability challenges, including the current product liability lawsuit described in Note 15, "Contingencies," for which an adverse judgment against the Company may not be adequately covered by product liability insurance, unanticipated research and development expenses, the scope and results of preclinical and clinical testing, changes in the focus and direction of research and development programs, competitive and technological advances, the timing and results of regulatory review at the United States Food and Drug Administration ("FDA") or comparable regulatory agencies in other countries, delays or failures in the market's acceptance of any approved products, including Embosphere Microspheres for UFE, HepaSphere™ Microspheres and QuadraSphere® Microspheres, and the need for additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

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

  Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with its investment policy, surplus cash is invested in investment grade corporate and U.S. government debt as well as certain asset-backed securities. The Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value. Unrealized gains and unrealized losses that are not deemed to be other-than-temporary are included in accumulated other comprehensive income. The Company recognizes declines in fair value of its marketable securities that are deemed to be other-than-temporary impairments in the consolidated statement of operations. For the twelve months ended December 31, 2008 and 2007, the Company did not record significant realized gains or realized losses on marketable securities.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have any impact on the Company's results of operations, financial position or cash flows.

        As of December 31, 2008 and 2007, approximately $17.23 million and $14.84 million, respectively, of cash and cash equivalents held by financial institutions in the United States exceeded Federal Deposit Insurance Corporation-insured amounts.

  Concentration of Credit Risk and Off-Balance Sheet Risk

        The Company has no material concentrations of credit risk, nor is it a party to any financial instruments with material off-balance sheet risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, marketable securities and trade accounts receivable. The estimated fair value of the Company's financial instruments approximates their carrying value. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. No single customer accounted for greater than 10% of the outstanding receivables on December 31, 2008 or 2007, and no single customer accounted for greater than 10% of revenue in 2008, 2007 or 2006.

        The Company places its cash, cash equivalents and marketable securities with major United States financial institutions. In accordance with the Company's investment policy, surplus cash is invested in investment-grade corporate and U.S. government debt as well as certain asset-backed securities. At

December 31, 2008, all marketable securities were classified as current, since the Company had the intent and ability to use such securities to satisfy current liabilities as needed. Available-for-sale marketable securities are carried at their fair value. Unrealized gains and losses that are not deemed to be other-than-temporary are included in accumulated other comprehensive income (loss) in the accompanying balance sheet. The Company recognizes declines in fair value of its marketable securities that are deemed to be other-than-temporary impairments in the consolidated statement of operations.

  Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on the creditworthiness of customers, age of receivables, historical write-off experience and future expectations by location. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

  Property and Equipment

        Property and equipment are stated at cost. The Company provides for depreciation based upon expected useful lives using the straight-line method over the following estimated useful lives:

Office equipment	3-5 years
Laboratory and manufacturing equipment	3-5 years
Leasehold improvements	Shorter of lease term or estimated useful life

        Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to the statement of operations.

  Goodwill and Other Assets

        Goodwill represents the difference between the purchase price and the fair value of the tangible and identifiable intangible assets acquired net of liabilities assumed when accounted for in accordance with the purchase method of accounting. Between February 1999 and November 2001, the Company recorded goodwill upon the step acquisition of BMSA.

        The Company performs impairment reviews of its goodwill annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Goodwill was derived from the step acquisition of BMSA, the consolidated subsidiary that holds the license to the embolotherapy platform device that is the main focus of the Company's business. In performing the review, the Company utilizes the two-step approach prescribed under the Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets." The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of comparing the implied fair value of the reporting unit's goodwill to its carrying value. For purposes of performing the goodwill impairment review, management considers itself to be one reporting unit. Based upon the Company's review, the Company has not recorded any impairment charges.

  Impairment of Long-Lived Assets

        The Company periodically evaluates the potential impairment of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or

Disposal of Long-lived Assets," to determine whether events or changes in circumstances may indicate that the carrying amount of a recorded asset may not be recoverable. Based on management's assessment as of December 31, 2008, the Company has determined that no impairment of long-lived assets exists.

  Revenue Recognition

        The Company applies the revenue recognition guidelines summarized in Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." The Company recognizes revenue when products are shipped and the customer or distributor takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists (a valid purchase order from an approved customer or distributor), the sales price is fixed or determinable, payment is not contingent on resale and the Company does not have any continuing obligations to ensure resale. The Company establishes reserves for potential sales returns and evaluates the adequacy of those reserves based upon realized experience and expectations. Any significant credit returns could have a material adverse impact on the Company's revenue and operating results for the period or periods in which such returns materialize. Shipping and handling costs are included in costs of product sales.

        In September 2006, the Company entered into an agreement to license certain patent technologies to a third party in exchange for an upfront lump-sum payment of $250,000 and an additional 4% royalty on future net sales of the licensed products. Under the agreement, the third party is required to pay a minimum royalty of $1.00 million over the first three years of the agreement. The Company will recognize both the lump-sum payment and the minimum royalties over the estimated useful life of the patent. The Company recognized approximately $416,000, $417,000 and $104,000, respectively, as licensing revenue during the years ending December 31, 2008, 2007 and 2006.

  Research and Development

        Research and development costs include payroll, facility costs, administrative expenses, and third-party costs related to developing new products, making technological improvements to existing products and production methods. Research and development costs are expensed in the period incurred. Preclinical testing of product candidates and clinical trials and product validation costs associated with recently launched products are also included in research and development expenses.

        In June 2007, the FASB ratified Emerging Issue Task Force ("EITF") No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity's expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense in the period such determination is made. The Company did not have any nonrefundable advance payments capitalized at December 31, 2008. The Company adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company's results of operations, financial position or cash flows.

  Income Taxes

        The Company uses the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax bases of such assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        The Company is subject to income tax in numerous jurisdictions at various rates worldwide, and the use of estimates is required in determining the tax provision and valuation allowance against net deferred tax assets. The Company has substantial net operating loss carryforwards that have generated significant deferred tax assets in its tax jurisdictions. Due to the size of the net operating loss carryforward in relation to the Company's history of unprofitable operations, the Company historically has not recognized any of its net deferred tax assets. However, future improvements in the Company's operational performance in a tax jurisdiction, if any, could increase the certainty of the Company's ability to apply its deferred tax assets against taxable income, which, if so applied, could significantly impact the value of the Company's deferred tax assets and reported operating results.

        Although the Company's French subsidiary, BMSA, has been profitable in recent periods, the Company expects BMSA to recognize a loss in 2009, and, therefore, the Company will continue to maintain a full valuation allowance on its tax benefits until profitability has been sustained over a time period, and in amounts, that are sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company continues to evaluate the positive and negative evidence identified in SFAS No. 109 "Accounting For Income Taxes," to determine whether, in its view, it is more likely than not that some or all of its deferred tax assets in each of its tax jurisdictions will be realized.

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

	December 31,
(in thousands)	2008	2007
Foreign exchange currency translation	$475	$703
Unrealized gains (losses) on investments	(34)	6

Total accumulated other comprehensive income	$441	$709

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

	As of December 31,
(in thousands)	2008	2007	2006
Shares issuable upon exercise of stock options	2,891	2,220	2,627
Shares issuable upon conversion of convertible securities	2,409	2,409	2,271
Shares issuable upon exercise of outstanding warrants	400	400	400
Unvested restricted stock awards	335	333	430

	6,035	5,362	5,728

  Stock Options

        The Company follows the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). This statement requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, the Company has not adjusted its financial statements for periods prior to the date of adoption for the change in accounting. However, the Company will recognize compensation expense for (1) all share-based payments granted after the effective date and (2) all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period of such awards.

  Reclassifications

        Certain reclassifications have been made to prior year's consolidated financial statements to conform to the current-year presentation. In connection with the preparation of the accompanying consolidated balance sheets, the Company concluded that it was appropriate to classify reimbursable legal expenses resulting from our royalty agreements within prepaid and other current assets. Previously, such amounts were classified as accounts receivable. This revision in classification does not affect total current assets.

  New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), a replacement of SFAS No. 141, "Business Combinations." SFAS 141R applies to all transactions and other events in which an entity obtains control over one or more other businesses. The statement changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of SFAS 141R will have a material impact on its results of operations, financial position or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements: an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for noncontrolling interests (formally referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gains or losses will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its results of operations, financial position or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is intended to enhance the current disclosure framework in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and requires additional information about how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect the Company's financial position, financial performance and cash flow. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of SFAS 161 will have a material impact on its results of operations, financial position or cash flows.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States. This statement is effective 60 days following the SEC's approval of The Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards. The Company does not believe the adoption of SFAS 162 will have a material impact on its results of operations, financial position or cash flows.

3.     Marketable Securities and Cash Equivalents

        All current fixed maturity securities are classified as "available-for-sale" and are reported at fair value. The Company has determined that its investment securities are available to support current operations and, accordingly, has classified such marketable securities as current assets without regard to contractual maturities. The unrealized gains or losses on these securities are included in accumulated other comprehensive income as a separate component of stockholders' equity unless the decline in value is deemed to be other-than-temporary, in which case securities are written down to fair value and the loss is charged to income. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. In 2008, the Company recognized an approximate $20,000 charge to income as a result of a write-down of certain asset-backed securities due to an other-than-temporary decline in the quality of the underlying assets.

        The Company's available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of December 31, 2008 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Asset-backed obligations	$436	$—	$(34)	$402
Cash Equivalents:
Treasury obligations	17,000	—	—	17,000

Total marketable securities and cash equivalents	$17,436	$—	$(34)	$17,402

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

        The Company recognized $21,000 of net losses on its marketable securities during the year ended December 31, 2008. No material realized gains or losses were recognized for the year ended December 31, 2007.

        As of December 31, 2008, the contractual maturities of marketable securities are as follows:

(in thousands)	Estimated Fair Value
Due within one year:
Asset-backed obligations	$10
Due between one and five years:
Asset-backed obligations	260
Due after ten years:
Asset-backed obligations	132

Total marketable securities	$402
Cash equivalents:
Treasury obligations	17,000

Total marketable securities and cash equivalents	$17,402

        The following table presents information about the Company's assets that are measured at fair value on a recurring basis at each reporting period as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Asset-backed obligations	$402	$—	$310	$92
Cash equivalents:
Treasury obligations	17,000	17,000	—	—

Total marketable securities and cash equivalents	$17,402	$17,000	$310	$92

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance (at December 31, 2007):	$—
Total unrealized losses:
Included in earnings	(20)
Included in other comprehensive income	(29)
Transfers in and/or out of Level 3	141

Ending balance (at December 31, 2008)	$92

4.     Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
(in thousands)	2008	2007
Finished goods	$2,395	$2,387
Work in progress	1,039	1,319
Raw material	328	130

Total inventory	$3,762	$3,836

5.     Property and Equipment

        Property and equipment consists of the following:

	December 31,
(in thousands)	2008	2007
Office equipment	$1,235	$1,116
Laboratory and manufacturing equipment	3,185	3,205
Leasehold improvements	222	223

Total property and equipment	4,642	4,544
Less: accumulated depreciation	(3,653)	(3,420)

Net property and equipment	$989	$1,124

        Property and equipment under capital lease agreements, net of accumulated depreciation, which are included in the table above, were $15,000 and $30,000, respectively, at December 31, 2008 and 2007.

        Depreciation expense, including amortization on capital leases, was $424,000, $438,000 and $445,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

6.     Goodwill and Other Assets

        Goodwill equaled $1.44 million as of December 31, 2008 and 2007, respectively, and was comprised entirely of the unamortized purchase price paid in excess of the net BMSA assets acquired.

        Other assets include an intangible asset related to a patent acquisition. The intangible asset has a carrying value of approximately $339,000 and is being amortized over its approximate useful life of 17 years on a straight-line basis.

7.     Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
(in thousands)	2008	2007
Accrued royalties	$1,241	$1,185
Accrued other	791	631

Total accrued expenses	$2,032	$1,816

8.     Debt and Lease Obligations

        Debt consists of the following:

	December 31,
(in thousands)	2008	2007
Capital lease obligations	$17	$44
Less: current portion	(9)	(27)

Total long-term capital lease obligations	$8	$17

        The Company currently has a credit facility with a bank under which it may borrow up to $3.00 million. The Company may use amounts borrowed under the agreement for general working capital and corporate purposes, subject to limitations defined in the agreement. The credit facility expires in June 2009. There were no borrowings outstanding under this agreement as of December 31, 2008 or 2007. Each available 30-, 60-, 90- or 180- day advance will bear interest at a per annum rate, at the Company's option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30-, 60-, 90- or 180-day London Interbank Offering Rate ("LIBOR") (1.08% as of December 31, 2008), plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, the Company entered into a security agreement pursuant to which the Company has pledged to the bank all of the Company's U.S. assets, excluding its equity ownership of its subsidiaries including BMSA, as collateral. Letters of credit issued in the ordinary course of business totaled $410,000 as of December 31, 2008, and were collateralized by the Company's credit facility noted above.

        The Company leases approximately 13,000 square feet of office and laboratory space at its Rockland, Massachusetts, facility under an operating lease expiring in February 2010 for approximately $234,000 per year, exclusive of periodic operating and maintenance expenses. BMSA leases approximately 18,000 square feet of manufacturing and office space in Roissy, France, through May 2010 for approximately €220,000 per year (approximately $310,000 as of December 31, 2008). The Company also has several operating leases covering two vehicles located in France and certain pieces of office equipment through 2010.

        The Company has entered into a capital lease agreement in connection with the acquisition of certain computer and communication equipment. The lease has an initial term of 60 months with an interest rate of 8.7%. All equipment leased under this agreement serves as pledged capital.

        Future minimum lease payments under noncancelable operating leases and the capital lease in effect as of December 31, 2008, are as follows:

(in thousands)	Operating	Capital
2009	$615	$9
2010	225	8
2011	33	—
2012	5	—
Thereafter	—	—

Total lease commitments	$878	$17

Less amount representing interest		(1)

Present value of net minimum capital lease payments		$16

        Total facility rental expense for the years ended December 31, 2008, 2007 and 2006 was approximately $560,000, $650,000 and $540,000, respectively.

9.     Income Taxes

        The components of the Company's pre-tax income (loss) by tax jurisdiction, net of any intercompany transactions, are as follows:

	For the years ended December 31,
(in thousands)	2008	2007	2006
United States	$(5,410)	$(2,875)	$(2,815)
France	47	1,021	491

Pretax loss	$(5,363)	$(1,854)	$(2,324)

        In 2008, the Company recorded an income tax provision of $129,000 due to the reversal of a previously applied income tax credit that was disallowed by the French tax authorities during a recent tax audit of BMSA. For the year ended December 31, 2008, the increase in the valuation allowance relating to losses not resulting in a current period tax benefit and the reversal of the income tax credit of BMSA are the primary differences between the income tax provision (benefit) recorded by the Company and the amount of the income tax benefit that would be at statutory income tax rates. For the years ended December 31, 2007, and 2006, the increase in the valuation allowance relating to losses not resulting in a current period tax benefit is the primary difference between the income tax provision (benefit) recorded by the Company and the amount of the income tax benefit that the Company would have recorded at statutory income tax rates. During the years presented, the income earned in France was fully offset by previous net operating loss ("NOL") carryforwards.

        As of December 31, 2008, the Company had federal NOL carryforwards of approximately $76.19 million, which will expire through the year 2028, state NOL carryforwards of approximately $20.45 million, which will expire through the year 2018, and foreign NOL carryforwards of approximately $3.81 million, which do not expire. During the year ended December 31, 2008, approximately $7.17 million of state NOL carryforwards expired. The Company has $185,000 of research and development credit carryforwards to offset future income taxes, which will expire through the year 2018. The components of the Company's net deferred tax asset at December 31, 2008 and 2007 are as follows:

	December 31,
(in thousands)	2008	2007
Assets derived from the following:
NOL carryforwards	$27,419	$26,513
Tax credit carryforwards	185	185
Stock-based compensation	807	533
Other	234	169

Subtotal	28,645	27,400
Valuation allowance	(28,645)	(27,400)

Net deferred tax asset	$—	$—

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

        As discussed in Note 2, the Company adopted SFAS 123R effective January 1, 2006 for stock-based compensation plans. Generally, tax return deductions are allowable on such arrangements but may arise in different amounts and periods from compensation costs recognized in the financial statements. Pursuant to SFAS 123R, if the tax return deduction for an award exceeds the cumulative compensation cost recognized in the financial statements, any excess tax benefit shall be recognized as additional paid-in-capital when the deduction reduces taxes payable. Prior to adoption, the Company recognized deferred tax assets, along with an offsetting valuation allowance, for net operating loss carryforwards that included deductions for excess tax benefits from stock-based compensation. Included in the net operating loss carryforwards stated above is approximately $7.67 million of unrealized excess tax benefit. In addition, the Company also has $2.38 million of additional net operating losses resulting from excess tax benefits that were recognized after the adoption of SFAS 123R.

        The Company has established a full valuation allowance against its deferred tax assets as of December 31, 2008, as it considers the realizable value of any tax benefit against future taxable income to be uncertain. The change in the valuation allowance from December 31, 2007 to December 31, 2008 is a result of the increase in NOL carryforwards from the inclusion of the current period loss, offset by a decrease in state NOL carryforwards due to expiration and the utilization of foreign net operating loss carryforwards.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. The Company adopted FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material impact on the Company's consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2008, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

10.   Segment Information

        The Company develops microspheres and other ancillary embolotherapy products for use in the treatment of hypervascularized tumors, including uterine fibroids and arteriovenous malformations. The Company operates exclusively in the embolotherapy product business, which the Company considers as one business segment pursuant to SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Financial information by geographic area, attributable to countries according to the location of customers and equipment, is as follows:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Revenue:
United States	$22,523	$19,395	$16,458
France	2,643	4,074	3,516
Other European Union countries	2,097	2,183	1,855
Other foreign countries	1,995	1,248	1,062

Total revenue	$29,258	$26,900	$22,891

	As of December 31,
(in thousands)	2008	2007	2006
Long-lived assets:
United States	$291	$340	$385
France	698	784	544

Total long-lived assets	$989	$1,124	$929

11.   Stockholders' Equity

  Common Stock

        On February 22, 2006, the Company sold 2,075,000 shares of common stock at a price per share of $7.00 to several accredited investors in a private placement. The Company received net proceeds of approximately $13.50 million. The proceeds are being used to fund current operations.

  Preferred Stock

        Under the certificate of incorporation of the Company, the Board of Directors has the authority to issue up to 1,000,000 shares of $0.01 par value preferred stock from time to time in one or more series with such preferences terms and rights as the Board of Directors may determine without further action by the stockholders of the Company and as of December 31, 2008, a total of 9,636 shares had been issued. Accordingly, the Board of Directors has the power to establish the provisions, if any, relating to dividends, voting rights, redemption rates, liquidation preferences and conversion rights for any series of preferred stock issued in the future.

  6% Series A Convertible Preferred Stock

        In November 2004, the Company completed a private placement of $8.00 million of its series A convertible preferred stock ("series A preferred stock") and warrants to purchase common stock with Sepracor Inc. and affiliates of Cerberus Capital Management, L.P., two existing investors. These investors purchased a total of 8,000 shares of series A preferred stock, which are initially convertible into 2,000,000 shares of common stock based upon a conversion price of $4.00 per share. In addition, the Company has the right to convert the series A preferred stock into common stock, or redeem it, under specified circumstances. The series A preferred stock has a 6% dividend, which is payable quarterly in either cash or additional shares of series A preferred stock, at the Company's election. Additionally, the investors were issued warrants to purchase an aggregate of 400,000 shares of common stock. These warrants expire five years from the date of issuance and have an initial exercise price of $4.00 per share. These warrants were assigned a value of $850,000 using the Black-Scholes option-pricing model. Through December 31, 2008, the Company issued 1,636 shares of series A preferred stock in payment of series A preferred stock dividends requirements.

12.   Stock Plans

  Stock Incentive Plans

        As of December 31, 2008, the Company has granted options and/or restricted stock awards under the following three stock-based compensation plans: (1) the 2006 Stock Incentive Plan (the "2006 Plan"), which was adopted by the Company's Board of Directors on March 9, 2006, approved by the Company's stockholders on May 10, 2006 and amended on May 14, 2008, and which authorizes the issuance of up to an aggregate of 2,500,000 shares of common stock to officers, directors, advisors, consultants and employees of the Company; (2) the 1997 Stock Option Plan (the "1997 Plan"), which expired March 2007, and, accordingly, has no shares available for future grant; and (3) the 1994 Director Option Plan (the "Director Plan"), which expired in January 2000, and, accordingly, has no shares available for future grant. The Company's 2006 Plan and 1997 Plan each provide for the grant of Incentive Stock Options ("ISOs") to officers and employees and Non-Statutory Stock Options ("NSOs") to officers, directors, advisors, consultants and employees of the Company. Options granted under such plans generally become exercisable in five equal annual installments beginning on the first anniversary of the date of the grant and have a maximum term of ten years from the date of grant. The Company's Director Plan provided for the grant of NSOs to directors of the Company who are not officers or employees of the Company or any subsidiary of the Company. Options granted under the Director Plan vest in either two or five equal installments beginning on the first anniversary of the date of the grant, depending on the nature of the grant, and have a maximum term of ten years from the date of grant. At December 31, 2008, there were 1,058,000 shares available for future grant under the 2006 Plan.

        The 2006 Plan also provides for the grant of restricted stock awards to officers, directors, advisors, consultants and employees of the Company. Generally, the restricted stock awards are subject to a right of repurchase by the Company if service is terminated prior to specified dates and/or if specified performance conditions are not met, which right of repurchase lapses over time. Ownership of restricted stock cannot be transferred, except under specified circumstances, until the foregoing repurchase restrictions have lapsed. In connection with restricted stock grants, the Company records compensation expense based on the fair value of the shares at the time of grant, which is amortized on a straight-line basis over the vesting periods.

        On June 1, 2006, the Board of Directors awarded an aggregate of 400,000 shares of restricted common stock to the Company's existing executive officers under the 2006 Plan. These shares of restricted common stock are subject to a right of repurchase by the Company, which lapses on June 1, 2010, subject to the achievement by the Company of specified gains in the market price of its common stock. If on June 1, 2010, the four-year cumulative total stockholder return on the Company's common stock is equal in dollar amount to the four-year cumulative total return for the NASDAQ Medical Equipment Index ("NASDAQ Index"), 25% of the restricted stock award will vest and no longer be subject to the repurchase option. An additional 1.6304% of the restricted stock award will vest and become free of the repurchase option for each one percentage that the four-year cumulative total stockholder return on the Company's common stock exceeds the four-year cumulative total return for the NASDAQ Index. The aggregate intrinsic value of the 400,000 shares of the Company's common stock at the date of grant underlying the restricted stock awards was $2.40 million, based on the closing price of the Company's common stock on the NASDAQ National Market on the date of grant. The Company utilized a Monte-Carlo simulation method to estimate a range of possible future stock prices over the four-year period for the Company's common stock and the NASDAQ Index to estimate the number of shares of restricted stock that may vest based upon such simulation. Using the Monte-Carlo simulation method, the Company calculated an aggregate compensation cost of $580,000 at the time of the grant. The Company is recognizing this compensation cost over the four-year service period whether or not the market condition is actually satisfied. However, in the event one or more of the participants voluntarily terminates before the end of the four-year period, some amounts of the charge will be reversed. In the event that a qualifying change in the control of the Company occurs prior to June 1, 2010, the Company's repurchase option will fully lapse, and the Company will then recognize a compensation change equal to the full $2.40 million intrinsic value less any previously recognized compensation expense. In connection with the resignation of one of the Company's executive officers on July 27, 2007, the Company exercised its right to repurchase all 100,000 shares of the common stock issued to this executive at the price per share originally paid by the executive.

        Pursuant to the Company's 2000 Employee Stock Purchase Plan (the "2000 ESPP"), the Company may issue and sell to its eligible employees up to an aggregate of 160,000 shares of common stock at a purchase price equal to 85% of the lower of the fair market value on the first or last day of each six-month offering period. Eligible employees may elect to have up to a maximum of 10% of their regular compensation withheld through payroll deductions to pay the purchase price of the shares at the end of the offering period, subject to limitations specified in the plan.

        As discussed in Note 2, stock-based compensation expense relates to stock options, restricted stock and stock issued under the Company's employee stock purchase plan. The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes cost over the requisite service period. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period of such awards.

        The fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 are estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2008	2007	2006
Options granted (in thousands)	763	441	620
Weighted average exercise price	$4.13	$7.05	$7.01
Weighted average grant date fair value	$2.45	$4.48	$5.21
Assumptions:
Dividend yield	0%	0%	0%
Expected volatility	65%	68%	83%
Risk-free interest rate	2.79%	4.41%	4.85%
Expected term (years)	5.67	5.79	6.25

        Historical Company information was the primary basis for the expected volatility and the expected term assumptions. SFAS 123R requires the application of an estimated forfeiture rate to current-period expense to recognize stock-based compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon historical data, adjusted for known trends, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods.

        Changes in outstanding stock options for the year ended December 31, 2008 were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2007	2,220	$5.29
Granted	763	$4.13
Exercised	(9)	$2.90
Forfeited and expired	(83)	$5.60

Outstanding at December 31, 2008	2,891	$4.98	6.98

Exercisable at December 31, 2008	1,343	$5.10	5.76
Vested or expected to vest at December 31, 2008	2,604	$4.98	6.87

        The aggregate intrinsic value of stock options outstanding at December 31, 2008 of $16,000 is calculated as the difference between the exercise price of the underlying stock options and the market price of the Company's common stock for the 45,000 shares of common stock underlying stock options that had exercise prices that were lower than the $1.93 closing market price of the Company's common stock at December 31, 2008. The aggregate intrinsic value of stock options vested or expected to vest at December 31, 2008 is $14,000. The aggregate intrinsic value of stock options exercisable at December 31, 2008 is $9,000. The total intrinsic value of stock options exercised was $13,000, $338,000 and $2.30 million during the years ended December 31, 2008, 2007 and 2006, respectively, determined as of the date of exercise.

        Changes in non-vested restricted stock awards for the year ended December 31, 2008 were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	333	$1.99
Awarded	17	$3.81
Vested	(15)	$7.16
Forfeited	—	—

Non-vested at December 31, 2008	335	$1.85

        The aggregate intrinsic value of restricted shares outstanding at December 31, 2008 is $643,000.

        At December 31, 2008, there was $3.75 million and $221,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options and restricted stock awards, respectively, which the Company expects to recognize over weighted-average periods of 3.04 years and 1.36 years, respectively. However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123R did not require any cumulative adjustments to the Company's financial statements.

  Employee Stock Purchase Plan

        Under the 2000 ESPP, an aggregate of 160,000 shares of common stock may be purchased by employees at 85% of the fair market value on the first or last day of each six-month offering period, whichever is lower. During each offering period, the maximum number of shares that may be purchased by a participating employee is determined on the first day of the offering period and is equal to the number of shares of common stock determined by dividing $12,500 by the last reported sale price of the common stock on the NASDAQ Global Market on the first day of the offering. An eligible employee may elect to have up to a maximum of 10% deducted through payroll deductions from his or her regular salary. During 2008, 2007 and 2006, 32,688, 18,370 and 21,801 shares of the Company's common stock, respectively, were issued under the 2000 ESPP. During the years ended December 31, 2008, 2007 and 2006, the Company recognized $18,000, $17,000 and $43,000, respectively, of equity compensation related to the issuance of shares under the 2000 ESPP.

        The following table presents the stock-based compensation expense relating to stock options, restricted stock and stock issued under the Company's employee stock purchase plan, for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
(in thousands)	2008	2007	2006
Cost of product sales	$230	$274	$195
Research and development	$136	$93	$72
Sales	$253	$237	$46
Marketing	$68	$54	$18
General and administrative	$1,185	$1,178	$794

13.   Employee Savings Plan

        The Company has a 401(k) savings plan for all domestic employees pursuant to which eligible employees may voluntarily contribute up to $15,500, subject to statutory limitations. In addition, the Company matches in cash 50% of the first $5,000 contributed by employees up to a $2,500 maximum per employee per year. Employer cash-matching contributions amounted to approximately $87,000, $46,000, and $43,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company maintains a retirement indemnity plan for its employees located in France pursuant to which employees are eligible to receive a one-time payment calculated based on years of service. The indemnity is payable upon retirement and is forfeited upon discontinuation of service prior to retirement. As of December 31, 2008, the present value of the benefit under this plan is approximately $99,000, of which the Company has purchased an insurance contract covering approximately $32,000.

14.   Valuation and Qualifying Accounts

        The Company monitors the creditworthiness of its trade customers based upon historical payment experience. The allowance for doubtful accounts activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

(in thousands)	Balance, Beginning of Period	Recovery of Prior Costs and Expenses	Deductions	Balance, End of Period
Year ended December 31, 2008	$160	$(8)	$(55)	$97
Year ended December 31, 2007	$218	$(38)	$(20)	$160
Year ended December 31, 2006	$233	$(8)	$(7)	$218

15.   Contingencies

        On August 17, 2005, a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, entitled Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of the Company's EmboGold Microspheres in a juvenile nasal angiofibroma embolization or the negligence of the health-care providers or both factors combined. As alleged in the complaint, the claims that the EmboGold Microspheres were defective are vague and nonspecific. All defendants have denied the allegations against them. The plaintiffs seek compensatory and punitive damages. The Company carries product liability insurance and this case is currently being defended by the Company's insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which it has denied the claims being made. Some pretrial discovery has been completed, but no party has disclosed any expert opinions. The plaintiff has voluntarily dismissed John Stith, M.D. from the lawsuit without a settlement payment. The case is presently set for trial on July 6, 2009.

        On June 4, 2008, a lawsuit was filed in the Superior Court of California, County of Los Angeles, entitled Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center, BioSphere Medical, Inc. et al. The plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed, that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with the Company's Embosphere Microspheres, that the product was defective, that the manner in which it is marketed and sold is misleading, that the health-care providers were negligent, or all factors combined. However, as alleged in the complaint, these claims are vague and nonspecific. The plaintiff is seeking unspecified damages. All defendants have denied the allegations against them. The Company carries product liability insurance and this case is currently being defended by the Company's insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which the Company has denied the claims being made. This lawsuit is in its early stages. A trial date has been set for August 10, 2009.

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

16.   Quarterly Financial Data (Unaudited)

        The following is a summary of quarterly financial results:

(in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue
2008	$7,214	$7,611	$7,198	$7,235
2007	$6,585	$6,974	$6,637	$6,704
Gross profit
2008	$5,171	$5,621	$5,309	$5,471
2007	$4,490	$5,052	$4,740	$4,850
Net loss applicable to common stockholders
2008	$(1,546)	$(1,304)	$(1,543)	$(1,677)
2007	$(1,172)	$(405)	$(453)	$(381)
Basic and diluted net loss per share
2008	$(0.09)	$(0.07)	$(0.09)	$(0.09)
2007	$(0.07)	$(0.02)	$(0.03)	$(0.02)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

  1.
  Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

  2.
  Internal Control Over Financial Reporting

  a)
  Management's Annual Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment, management concluded that, as of as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

  b)
  Attestation Report of the Independent Registered Public Accounting Firm

        This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

  c)
  Changes in Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        Information regarding our directors will be included in the definitive proxy statement for the 2009 Annual Meeting of Stockholders under "Nominees for Director" which we intend to file within 120 days of December 31, 2008 and is incorporated herein by reference.

        Information regarding our executive officers is included in Part I, Item 4, under the heading "Executive Officers" and is incorporated herein by reference.

Audit Committee

        We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee will be included in the definitive proxy statement for the 2009 Annual Meeting of Stockholders which we intend to file within 120 days of December 31, 2008 under "Board and Committee Meetings" and "Report of the Audit Committee" and is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Information regarding Section 16(a) Beneficial Ownership Reporting Compliance will be included in the definitive proxy statement for the 2009 Annual Meeting of Stockholders which we intend to file within 120 days of December 31, 2008 under "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION

        The response to this item will be included in the definitive proxy statement for the 2009 Annual Meeting of Stockholders which we intend to file within 120 days of December 31, 2008 under "Compensation of Executive Officers" and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item will be included in the definitive proxy statement for the 2009 Annual Meeting of Stockholders which we intend to file within 120 days of December 31, 2008 under "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The response to this item will be included in the definitive proxy statement for the 2009 Annual Meeting of Stockholders which we intend to file within 120 days of December 31, 2008 under "Certain Relationships and Related Transactions" and "Nominees for Director" and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The response to this item will be included in the definitive proxy statement for the 2009 Annual Meeting of Stockholders which we intend to file within 120 days of December 31, 2008 under "Report of the Audit Committee" and "Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees" and is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The following consolidated financial statements of BioSphere Medical, Inc. and subsidiaries are filed as part of this Form 10-K:
Statement
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2008 and 2007
Consolidated Statements of Operations—Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders' Equity and Comprehensive Loss—Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
(a) (2)	All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
(a) (3)	Exhibits included or incorporated herein:
See Exhibit Index

Exhibit Index

		Incorporated by Reference
					Filed with this 10-K
Exhibit No.	Description	Form	SEC Filing Date	Exhibit No.
	Articles of Incorporation and Bylaws
3.1	Certificate of Incorporation, as amended, of the Company	S-8	07/23/1999	4.1
3.2	Certificate of Amendment of Certificate of Incorporation of the Company	10-K	03/24/2007	4.4
3.2	Bylaws of the Company	S-8	06/10/1999	4.2
3.3	Amendment to Bylaws of the Company	8-K	12/11/2007	3.1
	Instruments defining the rights of security holders
4.1	Specimen Certificate for shares of Common Stock, $.01 par value, of the Company	10-K	03/30/2000	4
4.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Company	8-K	11/15/2004	4.1
4.3	Amendment No. 1 to Certificate of Designations, Preferences and Right of Series A Preferred Stock of the Company	8-K	05/23/2005	4.1
	Material Contracts—financing agreements
10.1	Share Purchase Agreement by and between Marie-Paule Leroy-Landercy and the Company, dated December 31, 1998	10-K	03/30/2000	10.4
10.2	Credit Agreement between the Company and Brown Brothers Harriman & Co., dated May 17, 2002	10-Q	08/14/2002	10.1
10.3	Second Modification, dated as of June 30, 2004, to the Credit Agreement and Promissory Note by and between the Company and Brown Brothers Harriman & Co., dated May 17, 2002	10-Q	11/12/2004	10.1
10.4	Third Modification, dated as of June 29, 2005, to the Credit Agreement and Promissory Note by and between the Company and Brown Brothers Harriman & Co., dated May 17, 2002	8-K	07/05/2005	10.1
10.5	Fourth Modification, dated as of June 29, 2007, to the Credit Agreement and Promissory Note by and between the Company and Brown Brothers Harriman & Co., dated May 17, 2002	8-K	07/03/2007	10.1

		Incorporated by Reference
					Filed with this 10-K
Exhibit No.	Description	Form	SEC Filing Date	Exhibit No.
10.6	Security Agreement between the Company and Brown Brothers Harriman & Co., dated May 17, 2002	10-Q	08/14/2002	10.2
10.7	Securities Purchase Agreement, dated as of November 10, 2004, by and among the Company and the investors named therein	8-K	11/15/2004	10.1
10.8	Investor Rights Agreement, dated as of November 10, 2004, by and among the Company and the investors named therein	8-K	11/15/2004	10.2
10.9	Warrant No. 2004-1, dated as of November 10, 2004, issued to Cerberus Partners, L.P.	8-K	11/15/2004	10.3
10.10	Amendment No. 1 to Warrant No. 2004-1, dated December 23, 2004, issued to Cerberus Partners, L.P.	8-K	12/30/2004	10.2
10.11	Warrant No. 2004-2, dated as of November 10, 2004, issued to Sepracor Inc.	8-K	11/15/2004	10.4
10.12	Amendment No. 1 to Warrant No. 2004-2, dated December 23, 2004, issued to Sepracor Inc.	8-K	12/30/2004	10.3
10.13	Restrictive Covenants Agreement, dated as of December 23, 2004, by and among the Company, Cerberus Partners, L.P. and Sepracor Inc.	8-K	12/30/2004	10.1
10.14	Securities Purchase Agreement, dated as of February 17, 2006, by and among the Company and the investors named therein	8-K	2/21/2006	10.1
10.15	Registration Rights Agreement, dated as of February 17, 2006, by and among the Company and the investors named therein	8-K	2/21/2006	10.2
	Material Contracts—leases
10.16	Lease Agreement dated January 7, 2000 by and between 1050 Hingham Street Realty Trust and the Company	10-K	03/30/2000	10.16
10.17	First Amendment to Lease Agreement dated June 27, 2000 by and between 1050 Hingham Street Realty Trust and the Company	10-K	03/29/2001	10.15

		Incorporated by Reference
					Filed with this 10-K
Exhibit No.	Description	Form	SEC Filing Date	Exhibit No.
10.18	Second Amendment to Lease between Company and Thomas J. Teuten and John H. Spurr, Jr., Trustees of 1050 Hingham Street Realty Trust, dated January 24, 2005	8-K	1/27/2005	10.15
10.19	Third Amendment to Lease between the Company and Thomas J. Teuten and John H. Spurr, Jr., Trustees of 1050 Hingham Street Realty Trust, dated February 24, 2006	8-K	2/28/2006	10.1
10.20	Fourth Amendment to Lease between the Company and Thomas J. Teuten and John H. Spurr, Jr., Trustees of 1050 Hingham Street Realty Trust, dated January 5, 2009	8-K	01/8/2009	10.1
10.21	Lease Agreement dated October 19, 2000 by and between the Company and Salamandre S.A. (translated from French)	10-K	03/29/2001	10.20
	Material Contracts—collaboration agreements and licenses
10.22	Form of Technology Transfer and License Agreement, dated as of January 1, 1994 between the Company and Sepracor Inc.	S-1	02/14/1994	10.3
10.23+	Joint Ownership Contract between the Company and L'Assistance Publique Hôpitaux de Paris, dated January 5, 1998, together with amendment dated February 10, 2001 (translated from French)	10-K	03/30/2000	10.5
10.24	Rider No. 2, dated June 20, 2000 to the Joint Ownership Contract between the Company and L'Assistance Publique Hôpitaux de Paris dated January 5, 1998 (translated from French)	10-K	04/01/2002	10.5
10.25+	Rider No. 3, dated March 2, 2009 to the Joint Ownership Contract between the Company and L'Assistance Publique Hôpitaux de Paris, dated January 5, 1998 (translated from French)				X
10.26+	Exclusive License Agreement between Dr. Shin-ichi Hori and the Company dated May 8, 2000	10-K	04/01/2002	10.6

		Incorporated by Reference
					Filed with this 10-K
Exhibit No.	Description	Form	SEC Filing Date	Exhibit No.
10.27+	Exclusive License and Know-How Agreement No. L99037 by and between Le Centre National de la Recherche Scientifique, L'Universite Louis Pasteur Strasbourg and the Company dated July 15, 1999 (translated from French)	10-K	03/30/2000	10.10
10.28+	Microspheres Yield Improvement Agreement with E.I. du Pont de Nemours and Company, dated December 20, 2007	10-K	03/26/2008	10.26
	Material Contracts—management contracts and compensatory plans
10.29(1)	1994 Director Option Plan	S-1	02/14/1994	10.2
10.30(1)	1994 Stock Option Plan	S-1	02/14/1994	10.1
10.31(1)	1997 Stock Incentive Plan	10-Q	08/08/1997	10.2
10.32(1)	2006 Stock Incentive Plan	8-K	05/16/2006	10.1
10.33(1)	Amendment No. 1 to 2006 Stock Incentive Plan	8-K	08/09/2006	10.1
10.34	Amendment No. 2 to 2006 Stock Incentive Plan	8-K	5/20/2008	10.1
10.35	2000 Employee Stock Purchase Plan	8-K	5/20/2008	10.2
10.36	Amendment No. 1 to 2000 Employee Stock Purchase Plan	8-K	5/20/2008	10.2
10.37	Amendment No. 2 to 2000 Employee Stock Purchase Plan	8-K	5/20/2008	10.2
10.38(1)	Form of Nonstatutory Stock Option Agreement granted under 1994 Stock Option Plan	10-K	03/29/2005	10.4
10.39(1)	Form of Incentive Stock Option Agreement granted under 1997 Stock Incentive Plan	10-K	03/29/2005	10.5
10.40(1)	Form of Nonstatutory Stock Option Agreement granted under 1997 Stock Incentive Plan	10-K	03/29/2005	10.6
10.41(1)	Form of Restricted Stock Agreement granted under 1997 Stock Incentive Plan	10-K	03/29/2005	10.7
10.42(1)	Form of Incentive Stock Option Agreement granted under 2006 Stock Incentive Plan	8-K	05/16/2006	10.2
10.43(1)	Form of Nonstatutory Stock Option Agreement granted under 2006 Stock Incentive Plan	8-K	05/16/2006	10.3

		Incorporated by Reference
					Filed with this 10-K
Exhibit No.	Description	Form	SEC Filing Date	Exhibit No.
10.44(1)	Form of Restricted Stock Agreement granted under 2006 Stock Incentive Plan	8-K	05/16/2006	10.4
10.45(1)	Employment Agreement between the Company and Richard J. Faleschini, dated November 2, 2004	8-K	11/08/2004	10.2
10.46(1)	Executive Retention Agreement between the Company and Richard J. Faleschini, dated November 2, 2004	8-K	11/08/2004	10.3
10.47(1)	Second Acknowledgement and Amendment Agreement between the Company and Richard J. Faleschini, dated April 5, 2007	10-Q	05/14/2007	10.2
10.48(1)	Third Acknowledgement and Amendment Agreement between the Company and Richard J. Faleschini, dated October 10, 2007	8-K	10/12/2007	10.3
10.49(1)	Fourth Acknowledgement and Amendment Agreement between the Company and Richard J. Faleschini, dated December 23, 2008	8-K	12/23/2008	10.6
10.50(1)	Letter Agreement between the Company and Martin J. Joyce, dated June 14, 2005	8-K	06/17/2005	10.2
10.51(1)	Acknowledgement and Amendment Agreement between the Company and Martin J. Joyce, dated October 10, 2007	8-K	10/12/2007	10.1
10.52(1)	Second Acknowledgement and Amendment Agreement between the Company and Martin J. Joyce, dated December 23, 2008	8-K	12/23/2008	10.1
10.53(1)	Letter Agreement between the Company and Peter C. Sutcliffe, dated June 14, 2005	8-K	06/17/2005	10.3
10.54(1)	Acknowledgement and Amendment Agreement between the Company and Peter C. Sutcliffe, dated October 10, 2007	8-K	10/12/2007	10.2
10.55(1)	Second Acknowledgement and Amendment Agreement between the Company and Peter C. Sutcliffe, dated December 23, 2008	10-K	12/23/2008	10.2
10.56(1)	Letter Agreement between the Company and Melodie R. Domurad, dated December 14, 2007	10-K			X

		Incorporated by Reference
					Filed with this 10-K
Exhibit No.	Description	Form	SEC Filing Date	Exhibit No.
10.57(1)	Acknowledgement and Amendment Agreement between the Company and Melodie R. Domurad, dated December 23, 2008	8-K	12/23/2008	10.3
10.58(1)	Letter Agreement between the Company and Joel B. Weinstein, dated January 3, 2008	10-K			X
10.59(1)	Acknowledgement and Amendment Agreement between the Company and Joel B. Weinstein, dated December 23, 2008	8-K	12/23/2008	10.4
10.60(1)	Letter Agreement between the Company and Willard W. Hennemann, dated February 3, 2008	10-K			X
10.61(1)	Acknowledgement and Amendment Agreement between the Company and Willard W. Hennemann, dated December 23, 2008	8-K	12/23/2008	10.5
	Additional Exhibits
14.1	Code of Business Conduct and Ethics of the Company	10-K	03/29/2005	14.1
21.1	Subsidiaries of the Company	10-K	03/29/2001	21
23.1	Consent of Ernst & Young LLP				X
31.1
	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 20, 2009				X
31.2
	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 20, 2009				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 20, 2009				X

Incorporated by Reference
Filed with this 10-K
Exhibit No.	Description	Form	SEC Filing Date	Exhibit No.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 20, 2009				X

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
Date: March 20, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD J. FALESCHINI Richard J. Faleschini	Director, President and Chief Executive Officer (Principal Executive Officer)	March 20, 2009
/s/ MARTIN J. JOYCE Martin J. Joyce	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2009
/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Director	March 20, 2009
/s/ WILLIAM M. COUSINS, JR. William M. Cousins, Jr.	Director	March 20, 2009
/s/ MARIAN L. HEARD Marian L. Heard	Director	March 20, 2009
/s/ ALEXANDER M. KLIBANOV, PH.D. Alexander M. Klibanov, Ph.D.	Director	March 20, 2009
/s/ JOHN H. MACKINNON John H. MacKinnon, CPA	Director	March 20, 2009
/s/ RICCARDO PIGLIUCCI Riccardo Pigliucci	Director	March 20, 2009
/s/ DAVID P. SOUTHWELL David P. Southwell	Director and Chairman of the Board	March 20, 2009