Form 10-Q
period 2009-03-31
BIOSPHERE MEDICAL INC
filed 2009-05-11
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b 2 of the Exchange Act.). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 1, 2009 was 18,347,022 shares.

BioSphere Medical, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,794	$17,837
Marketable securities	199	402
Accounts receivable, net of allowance for doubtful accounts of $94 and $97 as of March 31, 2009 and December 31, 2008, respectively	5,001	4,729
Inventories	3,426	3,762
Prepaid and other current assets	935	663
Total current assets	25,355	27,393
Property and equipment, net	962	989
Goodwill	1,443	1,443
Other assets	394	403
Total Assets	$28,154	$30,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,129	$1,175
Accrued compensation	1,712	2,051
Accrued preferred dividend	144	144
Other accrued liabilities	1,027	2,032
Current portion of capital lease obligations	10	9
Current portion of deferred licensing revenue	42	63
Total current liabilities	5,064	5,474
Long-term capital lease obligations	5	8
Total Liabilities	5,069	5,482

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 6% series A convertible preferred stock, 12,000 shares authorized, 9,636 shares issued and outstanding as of March 31, 2009 and December 31, 2008	8,521	8,521
Common stock, $.01 par value; 50,000,000 shares authorized, 18,347,022 shares issued and outstanding as of March 31, 2009 and December 31, 2008	184	184
Additional paid-in capital	106,161	105,729
Accumulated deficit	(91,915)	(90,129)
Accumulated other comprehensive income	134	441
Total stockholders’ equity	23,085	24,746
Total Liabilities and Stockholders’ Equity	$28,154	$30,228

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008
Revenue:
Product sales	$7,179	$7,110
Licensing revenue	104	104
Total revenue	7,283	7,214
Costs and expenses:
Costs of product sales	1,840	2,043
Research and development	985	647
Sales	2,718	2,652
Marketing	1,513	1,323
General and administrative	1,897	1,716
Patent	172	187
Total costs and expenses	9,125	8,568
Loss from operations	(1,842)	(1,354)
Interest income	2	171
Interest expense	(2)	(3)
Foreign exchange gain (loss), net	202	(220)
Other income, net	—	5
Net loss	(1,640)	(1,401)
Preferred stock dividends	(145)	(145)
Net loss applicable to common stockholders	$(1,785)	$(1,546)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.10)	$(0.09)
Weighted average number of common shares outstanding
Basic and diluted	18,012	17,962

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(1,640)	$(1,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	107
Non-cash stock compensation	431	396
Foreign currency (gain) loss, net	(202)	220
Realized gain on available-for-sale investments	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(319)	(383)
Inventories	229	188
Prepaid expenses and other current assets	(287)	(359)
Accounts payable	970	(727)
Accrued compensation	(291)	31
Other accrued expenses	(913)	(783)
Net cash used in operating activities	(1,917)	(2,712)
Cash flows from investing activities:
Purchase of property and equipment	(115)	(109)
Proceeds from the sale and maturity of marketable securities	208	4,998
Net cash provided by investing activities	93	4,889
Cash flows from financing activities:
Proceeds from issuance of common stock under employee benefit and incentive plans	—	26
Payment of cash dividends for preferred stock	(145)	(1)
Principal payments under long-term debt and capital lease obligations	(2)	(21)
Net cash (used in) provided by financing activities	(147)	4
Effect of exchange rate changes on cash and cash equivalents	(72)	(41)
Net (decrease) increase in cash and cash equivalents	(2,043)	2,140
Cash and cash equivalents at beginning of period	17,837	15,608
Cash and cash equivalents at end of period	$15,794	$17,748

Supplemental disclosure of non-cash financing activity:
Preferred cash dividends accrued, not paid	$145	$145

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                Nature of Business

BioSphere Medical, Inc. (the “Company”) develops, manufactures and markets products for medical procedures that use embolotherapy. Embolotherapy is the minimally invasive, image-guided therapeutic introduction of various biocompatible substances into a patient’s circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging or to devitalize or destroy a structure by occluding its blood supply. The Company’s core technologies consist of patented bioengineered polymers, which are chemical compounds that the Company creates through the application to medical science, engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles, or microspheres, that are designed to have uniquely beneficial properties for a variety of medical applications. The Company’s principal focus is the application of its Embosphere® Microspheres for the treatment of symptomatic uterine fibroids using a procedure called uterine fibroid embolization (“UFE”). The Company’s wholly owned subsidiary, BioSphere Medical SA (“BMSA”), a French société anonyme, holds the license to the embolotherapy technology that is the main focus of the Company’s business.

2.                Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The consolidated financial statements include the accounts of the Company’s three wholly owned subsidiaries, BMSA, BioSphere Medical Japan, Inc. and BSMD Ventures, Inc. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the three months ended March 31, 2009 and 2008. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2009.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with its investment policy, surplus cash is invested in investment-grade corporate and U.S. government debt as well as certain asset-backed securities. The Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value. Unrealized gains and unrealized losses that are not deemed to be other-than-temporary are included in accumulated other comprehensive income. The Company recognizes declines in fair value of its marketable securities that are deemed to be other-than-temporary impairments in the consolidated statement of operations. For the three months ended March 31, 2009 and 2008, the Company did not record significant realized gains or realized losses on marketable securities.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require that the Company undertake any new fair value measurements. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have any material impact on the Company’s results of operations, financial position or cash flows.

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

In June 2007, the FASB ratified Emerging Issue Task Force (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense in the period such determination is made.  The Company did not have any nonrefundable advance payments capitalized at March 31, 2009. The Company adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company’s results of operations, financial position or cash flows.

Income Taxes

The Company uses the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the amount recorded in the financial statements and the tax bases of such assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Although the Company’s French subsidiary, BMSA, has been profitable in recent periods, the Company expects BMSA to recognize a loss in the current year and, therefore, the Company will continue to maintain a full valuation allowance on its tax benefits until profitability has been sustained over a time period that is, and in amounts that are, sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company continues to evaluate the positive and negative evidence identified in SFAS No. 109 “Accounting For Income Taxes,” to determine whether, in its view, it is more likely than not that some or all of its deferred tax assets in each of its tax jurisdictions will be realized.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss; specifically, the effects of foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities. For the three months ended March 31, 2009 and 2008, the Company’s comprehensive loss was as follows:

	For the Three Months Ended March 31,
(in thousands)	2009	2008
Net loss	$(1,640)	$(1,401)
Cumulative translation adjustment	(312)	389
Unrealized gain (loss) on investments	5	(17)
Total comprehensive loss	$(1,947)	$(1,029)

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

	As of March 31,
(in thousands)	2009	2008
Shares issuable upon exercise of stock options	3,443	2,900
Shares issuable upon conversion of convertible securities	2,409	2,409
Shares issuable upon exercise of outstanding warrants	400	400
Unvested restricted stock awards	335	333
	6,587	6,042

Stock Options

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

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of March 31, 2009 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Asset-backed obligations	$229	$—	$(30)	$199
Total marketable securities	229	—	(30)	199
Cash equivalents:
Treasury obligations	14,500	—	—	14,500
Total marketable securities and cash equivalents	$14,729	$—	$(30)	$14,699

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of December 31, 2008 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Asset-backed obligations	$436	$—	$(34)	$402
Total marketable securities	436	—	(34)	402
Cash equivalents:
Treasury obligations	17,000	—	—	17,000
Total marketable securities and cash equivalents	$17,436	$—	$(34)	$17,402

No material realized gains or losses were recognized for the three months ended March 31, 2009 and 2008.

As of March 31, 2009, the contractual maturities of marketable securities are as follows:

(in thousands)	Estimated Fair Market Value
Due between one and five years:
Asset-backed obligations	$87
Due after ten years:
Asset-backed obligations	112
Total marketable securities	199
Cash equivalents:
Treasury obligations	14,500
Total marketable securities and cash equivalents	$14,699

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at each reporting period as of March 31, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Asset-backed obligations	$199	$—	$143	$56
Total marketable securities	199	—	143	56
Cash equivalents:
Treasury obligations	14,500	14,500	—	—
Total marketable securities and cash equivalents	$14,699	$14,500	$143	$56

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Asset-backed obligations	$402	$—	$310	$92
Total marketable securities	402	—	310	92
Cash equivalents:
Treasury obligations	17,000	17,000	—	—
Total marketable securities and cash equivalents	$17,402	$17,000	$310	$92

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs(Level 3)
Beginning balance (at December 31, 2008):	$92
Total unrealized losses:
Included in earnings	—
Included in other comprehensive income	(27)
Transfers in and/or out of Level 3	(9)
Ending balance (at March 31, 2009)	$56

4.                Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	March 31, 2009	December 31, 2008
Finished goods	$2,123	$2,395
Work in process	1,043	1,039
Raw material	260	328
Total inventory	$3,426	$3,762

5.                Segment Information

The Company develops microspheres and other ancillary embolotherapy products for use in the treatment of hypervascularized tumors, including uterine fibroids, and arteriovenous malformations. The Company operates exclusively in the embolotherapy product business, which the Company considers as one business segment pursuant to SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  Financial information by geographic area, attributable to countries according to the location of customers and equipment, is as follows:

	For the Three Months Ended March 31,
(in thousands)	2009	2008
Revenue:
United States	$5,789	$5,060
France	456	1,065
Other European Union countries	633	628
Other foreign countries	405	461
Total revenue	$7,283	$7,214

(in thousands)	March 31, 2009	December 31, 2008
Long-lived assets:
United States	$273	$291
France	689	698
Total long-lived assets	$962	$989

6.                Stock Plans

The fair value of stock options granted during the three months ended March 31, 2009 and 2008 are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2009	2008
Options granted (in thousands)	558	693
Weighted-average exercise price	$1.70	$4.25
Weighted-average grant date fair value	$1.06	$2.52
Assumptions:
Dividend yield	0%	0%
Expected volatility	68%	65%
Risk-free interest rate	2.26%	2.81%
Expected term (years)	6.05	5.63

Changes in outstanding stock options for the three months ended March 31, 2009 were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,891	$4.98
Granted	558	$1.70
Exercised	—	$—
Forfeited and expired	(6)	$5.59

Outstanding at March 31, 2009	3,443	$4.45	7.26	$186

Exercisable at March 31, 2009	1,573	$5.15	5.95	$10
Vested or expected to vest at March 31, 2009	3,086	$4.49	7.14	$157

Changes in unvested restricted stock awards for the three months ended March 31, 2009 were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2008	335	$1.85
Awarded	—	$—
Vested	—	$—
Unvested at March 31, 2009	335	$1.85

The following table presents stock-based compensation expense related to stock options, restricted stock and stock issued under the Company’s employee stock purchase plan for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
(in thousands)	2009	2008
Cost of product sales	$63	$54
Research and development	$57	$34
Sales	$6	$11
Marketing	$17	$19
General and administrative	$288	$278

At March 31, 2009, there were $3.80 million and $171,000 of unrecognized compensation cost, net of estimated forfeitures, related to unvested options and restricted stock awards, respectively, which the Company expects to recognize over weighted-average periods of 3.25 years and 1.11 years, respectively.  However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

On June 4, 2008, a lawsuit was filed in the Superior Court of California, County of Los Angeles, entitled Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center, BioSphere Medical, Inc. et al. The plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed, that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with the Company’s Embosphere Microspheres, that the product was defective, that the manner in which it is marketed and sold is misleading, that the health-care providers were negligent, or all factors combined. However, as alleged in the complaint, these claims are vague and nonspecific. The plaintiff is seeking compensatory and punitive damages. All defendants have denied the allegations against them. The Company carries product liability insurance and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. The Company has filed an answer to this lawsuit in which the Company has denied the claims being made. On April 24, 2009, the Company filed a Motion for Summary Judgment, which is scheduled to be heard on July 8, 2009.  A trial date has been set for August 10, 2009.

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

8.                Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP amends FASB No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim periods ending after June 15, 2009. The Company does not believe the adoption of FSP FAS 107-1 and APB 28-1will have a material impact on its results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-TemporaryImpairments” (“FSP FAS 115-2, FAS 124-2 and EITF 99-20-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend the existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe the adoption of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2 will have a material impact on its results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate that a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe the adoption of FSP FAS 157-4 will have a material impact on its results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 141(R) a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R) a”).  This FSP amends and clarifies FASB No. 141 (revised 2007), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting periods beginning on or after December 15, 2008. The Company does not believe the adoption of FSP FAS 141(R) a will have a material impact on its results of operations, financial position or cash flows.

During the first quarter of 2009, the Company was required to adopt the following accounting policies resulting from newly issued standards.

•                  SFAS No. 141R, “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141, “Business Combinations.” SFAS 141R changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

•                  SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements: an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement.

•                  SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and requires additional information about how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flow.

•                  FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share payment awards with a right to receive nonforfeitable dividends are participating securities for the purposes of applying the two-class method of calculating earnings per share.

•                  FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

•                  FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date for SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2007.

•                  Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EIFT 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.

•                  EIFT Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’.”

•                  EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  EITF 08-7 concludes that intangible assets that an acquirer intends to use as defensive assets are a separate unit of account from the existing intangible assets of the acquirer.

The adoption of these standards did not have a material impact on the Company’s results of operations, financial position or cash flows.

9.                Subsequent Event

On April 16, 2009, the Company entered into an international distribution agreement with Nippon Kayaku Co., Ltd. (“Nippon Kayaku”). The agreement grants Nippon Kayaku the exclusive right to distribute the Company’s HepaSphere™ Microspheres and Embosphere Microspheres in Japan. The agreement provides that Nippon Kayaku will be responsible for filing, obtaining and maintaining all regulatory approvals necessary for the sale, marketing, pricing and reimbursement of the products in Japan, including performing any clinical trials required as a result of seeking such regulatory approvals in Japan. Assuming product approval, the Company will provide HepaSphere Microspheres and Embosphere Microspheres to Nippon Kayaku for distribution and sale in Japan in accordance with a predetermined formula that is indexed to the Japanese government reimbursement rate. Additionally, Nippon Kayaku has agreed to make a nonrefundable milestone payment of $1.00 million in 2009, and up to $3.00 million in additional milestone payments based upon specified objectives, including achievement of clinical, regulatory and sales goals. The term of the agreement begins on April 16, 2009 and runs until April 16, 2022, unless earlier terminated (i) by either party as a result of a material breach or default under the agreement that remains uncured, (ii) as a result of bankruptcy, insolvency, reorganization, receivership or otherwise of either party, and (iii) on a product-by-product basis if the parties are unable to agree on a purchase price for a particular product or if Nippon Kayaku reasonably determines that a product infringes or is likely to infringe on the intellectual property of a third party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans, strategies and expectations for our business, financial condition and operations, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Part II, Item 1A—Risk Factors” below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We develop, manufacture and market products for medical procedures that use embolotherapy. Embolotherapy is the minimally invasive, image-guided therapeutic introduction of various biocompatible substances into a patient’s circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging or to devitalize or destroy the structure by occluding its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds created through the application of medical science, engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles, or microspheres, that are designed to have uniquely beneficial properties for a variety of medical applications. We currently market and sell four microsphere products:

•                  Embosphere Microspheres, which are marketed for hypervascularized tumors, which include symptomatic uterine fibroids, and arteriovenous malformations, in the United States, the European Union, the People’s Republic of China and several other foreign markets;

•                  EmboGold Microspheres, which are marketed for hypervascularized tumors and arteriovenous malformations in the United States, the European Union and several other foreign markets;

•                  HepaSphere Microspheres, which are marketed in the European Union and Brazil for primary and metastatic liver cancer, and in the European Union for drug delivery in the treatment of primary and metastatic liver cancer; and

•                  QuadraSphere®  Microspheres, which are marketed for the treatment of hypervascularized tumors and arteriovenous malformations in the United States. Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres. Regulations of the United States Food and Drug Administration, or FDA, require that we conduct clinical trials regarding the use of QuadraSphere Microspheres for the treatment of a specific disease or condition, such as primary and metastatic liver cancer, while European Union regulations do not require preclearance clinical trials for this class of medical device on an indication-by-indication basis.

On April 16, 2009, we entered into an international distribution agreement with Nippon Kayaku Co., Ltd ., or Nippon Kayaku. The agreement grants Nippon Kayaku the exclusive right to distribute our HepaSphere Microspheres and Embosphere Microspheres in Japan.  The agreement provides that Nippon Kayaku will be responsible for filing, obtaining and maintaining all regulatory approvals necessary for the sale, marketing, pricing and reimbursement of the products in Japan, including performing any clinical trials required as a result of seeking such regulatory approvals in Japan.  Assuming product approval, we will provide HepaSphere Microspheres and Embosphere Microspheres to Nippon Kayaku for distribution and sale in Japan. Additionally, Nippon Kayaku has agreed to make a nonrefundable milestone payment of $1.00 million in 2009, and up to $3.00 million in additional milestone payments based upon specified objectives, including achievement of clinical, regulatory and sales goals.

For the three months ended March 31, 2009, we primarily generated revenue from product sales of our embolic products in North America and the European Union. We also recognized revenue from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenue also includes the sale of accessory embolotherapy devices such as our EmboCath® Plus Infusion Microcatheter, Sequitor® Steerable Guidewire and Segway® Guidewire. We derive a majority of our revenue in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids, using a procedure called uterine fibroid embolization, or UFE. Although we have not received clearance or approval from the FDA to market our QuadraSphere Microspheres for primary or metastatic liver cancer, we believe that some physicians are using QuadraSphere Microspheres in the treatment of primary and metastatic liver cancer. For the three months ended March 31, 2009 and for the year ended December 31, 2008, we also derived a small portion of our revenue from the out-license of nonstrategic technology.

Our strategic priorities are to seek to accelerate our revenue growth by expanding the market for the minimally invasive treatment of symptomatic uterine fibroids using UFE and broadening treatment options for several medical conditions for patients and physicians, including treating primary liver cancer tumors using our HepaSphere Microspheres.

We are currently developing a smaller-sized version of our HepaSphere Microsphere for use in primary liver cancer tumors, which is being designed to allow for delivery into smaller vasculature. We are also conducting limited preclinical research based upon our proprietary technology. These programs include our MR Microsphere product under development, which is being designed to enhance our Embosphere Microspheres with features that make the microspheres visible under magnetic resonance imaging, or MRI, and our Resorbable Microsphere product under development, which is being designed to enhance our Embosphere Microspheres with features that would allow the microspheres to dissolve and be absorbed into the body. These programs are at an early stage of development, and we may not be successful in our development efforts.

We have experienced operating losses in each fiscal period since our inception. As of March 31, 2009, we had approximately $15.99 million in cash, cash equivalents and marketable securities, and an accumulated deficit of approximately $91.92 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to continue to incur operating losses in 2009 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities for our products and conducting research and development activities. Prior to 1999, we were engaged in chromatography programs that were divested in 1999. Of the cumulative operating loss at the end of the first quarter of 2009, approximately $31.54 million was related to our prior chromatography platform and approximately $60.38 million was related to embolotherapy platform development.

Research and Development

Research and development expense as a percentage of total revenue for the three months ended March 31, 2009 and 2008 was 14% and 9%, respectively. Research and development expense in these periods relate primarily to:

•                  seeking to develop improved manufacturing processes for our currently marketed products.

•                  research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, including a smaller-sized microsphere for our HepaSphere Microsphere and QuadraSphere Microsphere product offerings, as well as our MR Microspheres and Resorbable Microspheres, all of which are in preclinical development;

•                  seeking to develop a new generation of steerable guidewire to augment and/or replace our current guidewire product offerings; and

•                  further preclinical testing and nonclinical trials to support initial and/or additional clinical indications and/or premarketing approvals for our Embosphere Microspheres, HepaSphere Microspheres, QuadraSphere Microspheres, Sequitor Steerable Guidewire and EmboCath Plus Infusion Microcatheter, all of which are currently approved and marketed for specified indications and in specified geographic locations.

In the first quarter of 2009, a third-party developer delivered a working prototype relating to a new process for the manufacture of Embosphere Microspheres.

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

We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any of our product candidates that are currently in development, or the period in which material net cash inflows are expected to commence from any of our product candidates that are currently in development or from any of our currently marketed products for which we are seeking expanded marketing approvals in selected indications or geographic regions, due to the numerous risks and uncertainties associated with developing and commercializing medical devices, including uncertainties relating to:

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure at the date of our financial statements. The significant accounting policies that we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, stock-based compensation, accounts receivable, inventories and income taxes. For a more detailed explanation of the judgments made in these areas, refer to Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, or 2008 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission, or SEC.

In our 2008 Annual Report on Form 10-K, we identified the critical accounting policies and estimates upon which the consolidated financial statements were prepared. We reviewed our accounting policies and determined that, except as set forth below, these remain the critical accounting policies and estimates for the quarter ended March 31, 2009. Actual results could differ materially from these estimates.

Income Taxes

We use the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the amount recorded in the financial statements and the tax bases of such assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We are subject to income tax in numerous jurisdictions at various rates worldwide, and the use of estimates is required in determining the tax provision and valuation allowance against net deferred tax assets. We have substantial net operating loss carryforwards that have generated significant deferred tax assets in our tax jurisdictions. Due to the size of the net operating loss carryforward in relation to our history of unprofitable operations, we historically have not recognized any of our net deferred tax assets. However, future improvements in our operational performance in a tax jurisdiction, if any, could increase the certainty of our ability to apply our deferred tax assets against taxable income, which, if so applied, could significantly impact the value of our deferred tax assets and reported operating results.

Although BioSphere Medical S.A., or BMSA, our wholly owned French subsidiary, has been profitable in recent periods, we expect that BMSA will recognize a loss in the current year, and, therefore, we will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period that is, and in amounts that are, sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. We continue to evaluate the positive and negative evidence identified in Statement of Financial Accounting Standards, or SFAS, No. 109 “Accounting For Income Taxes,” to determine whether, in our view, it is more likely than not that some or all of our deferred tax assets in each of our tax jurisdictions will be realized. Any significant changes in any of our estimates and judgments, including our assumptions concerning the operating profitability of our French subsidiary, could have a significant impact on the valuation allowance on our tax assets and our reported operating results.

Results of Operations

Three Months Ended March 31, 2009 and March 31, 2008

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
(in thousands)	2009	2008	($)	(%)
Total revenue	$7,283	$7,214	$69	1%
Costs of product sales	1,840	2,043	(203)	(10)%
Gross margin	$5,443	$5,171	$272	5%
Gross margin %	75%	72%	3%

Revenue.  The increases in revenue of $69,000, or 1%, in the three-month period ended March 31, 2009 as compared to the same period in 2008 were primarily due to increases in sales of our microsphere products for interventional gynecology and interventional oncology procedures, offset by decreases in the sales of gastric products, which we discontinued selling in 2008. Specifically:

•                                          worldwide product revenue from sales of our microspheres for use in interventional gynecology for UFE procedures increased $395,000, or 8%, from the three-month period ended March 31, 2008, due to higher unit sales of our Embosphere Microspheres and to a price increase, which went into effect on January 1, 2009 in the United States.  During the three months ended March 31, 2009, sales in the United States of our microspheres increased $442,000, or 11%, as compared to the same period in 2008. Sales in Europe, the Middle East and Africa, or EMEA, during the three months ended March 31, 2009, decreased $78,000, or 10%, principally due to the effect of foreign exchange rates on sales originating in Europe. Sales outside of the United States and EMEA, increased $32,000, or 24% during the three months ended March 31, 2009 as compared to the same period in 2008, due to increased demand for our microspheres products in China.

•                                          worldwide product revenue from sales of our microspheres for use in interventional oncology, primarily for use in treating primary liver cancer tumors, increased $243,000, or 18%, from the three-month period ended March 31, 2008, because of  higher sales of our Embosphere Microsphere and Quadrasphere Microsphere products in the United States. During the three months ended March 31, 2009, sales in the United States of our Embosphere Microspheres increased $229,000, or 30%, while sales of our Quadrasphere Microspheres increased $40,000, or 33%, as compared to the same period in 2008.  Sales in EMEA during the three months ended March 31, 2009, decreased $11,000, or 4%, principally due to the effect of exchange rates noted above. Sales outside the United States and EMEA, decreased $15,000, or 10%, primarily due to a decrease in demand in China.

Additional increases in revenue during the three-month period ended March 31, 2009, as compared to the same period in 2008, were due to increased sales of our delivery systems. Product revenue from the sales of our delivery system products increased $5,000, or 2%, as compared to the three-month period ended March 31, 2008, primarily due to increased demand in Europe.

Included in the increase in revenue noted above is the effect of changes in foreign exchange rates. During the three months ended March 31, 2009, as compared to the same period in 2008, revenue decreased approximately $169,000 due to changes in foreign exchange rates, as revenue from our French operations decreased due to the strengthening of the U.S. dollar versus the euro.

Total worldwide embolics and delivery systems revenue was $7.28 million, an increase of 10% over the same period in 2008. Offsetting these increases was a decrease in the sales of nonstrategic gastric products in Europe, which included, among other things, barium and drainage kits, as we completed the phase-out of these nonstrategic products during 2008.  Sales of these nonstrategic products were negligible in the three-month period ended March 31, 2009, compared with $574,000 in the same period in 2008.

Gross Margin.  Gross margin as a percentage of revenue for the three months ended March 31, 2009 increased to 75%, compared to 72% in the three-month period ended March 31, 2008, primarily due to an increase in microsphere sales, which have the highest gross margins among our product offerings as a percentage of overall sales, and to the elimination of the sale of nonstrategic gastric products, which have historically had lower margins.

Expense Overview

	For the Three Months Ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
(in thousands)	2009	2008	($)	(%)
Research and development	$985	$647	$338	52%
Sales	2,718	2,652	66	2%
Marketing	1,513	1,323	190	14%
General and administrative	1,897	1,716	181	11%
Patent	172	187	(15)	(8)%
Total operating expenses	$7,285	$6,525	$760

Research and Development Expense.  Research and development expense for the three-month period ended March 31, 2009 increased over the comparable period in 2008, primarily due to higher third-party development costs of approximately $300,000. During the first quarter of 2009 a third-party developer delivered a working prototype relating to a new process for the manufacture of our Embosphere Microspheres.

Sales Expense.  Sales expense for the three-month period ended March 31, 2009 increased over the comparable period in 2008, primarily due to an increase in activities to support our expansion in Asia. During the first quarter of 2009, we added a full-time Asia territory manager to manage the relationship with our new distributor in China, as well as to seek to develop other distribution channels in Asia.

Marketing Expense.  Marketing expense for the three-month period ended March 31, 2009 increased $190,000, or 14%, as compared to the same period in 2008, primarily due to an increase in local marketing activities, which included local advertising, co-marketing with hospitals and our new community health talk programs.  As a result of the 2008 expansion of our U.S. sales force and the implementation of new, strict cost-benefit guidelines, which include, but are not limited to, requiring a minimum return on investment, during the first quarter of 2008, we had fewer local marketing activities occurring during the first quarter of 2008 than during any subsequent quarter.  Spending on local marketing during the three-month period ended March 31, 2009 was consistent with the average spending during the last three quarters of 2008.

General and Administrative Expense.  General and administrative expense increased for the three-month period ended March 31, 2009 over the comparable period in 2008. The increase of $181,000 in expense during the three months ended March 31, 2009 was primarily due to an increase in business development activities.

Patent Expense.  Patent expense decreased for the three-month period ended March 31, 2009 as compared to the same period in 2008. The decrease of $15,000 in expense during the three months ended March 31, 2009 was primarily due to a decrease in patent costs associated with our HepaSphere Microsphere drug delivery platform.

Interest Income.  Interest income in the three-month period ended March 31, 2009 was $2,000, compared to $171,000 in the three-month period ended March 31, 2008.  The decrease of $169,000 for the three-month period ended March 31, 2009 was primarily due to lower interest rates on available investment-grade assets as compared to the prior year period. At March 31, 2009, $14.50 million of our marketable securities and cash equivalents were held in treasury obligations, representing 99% of our total investments.

Foreign Exchange Gain/Loss, Net. Foreign exchange gains and losses primarily resulted from euro-to-U.S. dollar foreign currency fluctuations on euro-denominated intercompany short-term trade payable accounts. The foreign exchange gain during the three-month period ended March 31, 2009 totaled approximately $202,000, compared to a loss of $220,000 in the same period of 2008. The increase in the foreign exchange gain for the three-month period ended March 31, 2009 was due to the strengthening of the U.S. dollar against the euro.

Liquidity and Capital Resources

As of March 31, 2009, we had $15.99 million of cash, cash equivalents and marketable securities, a decrease of $2.25 million from $18.24 million at December 31, 2008. This decrease was primarily the result of operating losses and changes in working capital. Consistent with prior years, during the first three months of 2009, we made significant annual royalty payments on intellectual property we have licensed from third parties, due to sales of products during 2008. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenue, bank financing and, to a lesser extent, the exercise of stock options.

Net cash used in operating activities for the three months ended March 31, 2009 was $1.92 million and includes a net loss of $1.64 million and $611,000 in working capital changes, offset by non-cash charges primarily related to stock-based compensation and depreciation and amortization. Accounts receivable increased $319,000 from December 31, 2008 due to higher sales and to an increase in days that sales were outstanding, or DSO, which increased to 62 days at March 31, 2009 from 59 days at December 31, 2008. The increase in DSO is due to an increase in sales to some of our European distributors who have longer payment terms than our direct customers, combined with a general slowdown in payment from customers. As of the end of April 2009, we had collected all overdue amounts for these distribution customers. Accounts payable for the three months ended March 31, 2009 increased $970,000, due primarily to the timing of the payments for the ongoing development of a new manufacturing process and to the timing of payments related to ongoing operations.

Net cash used in operating activities for the three months ended March 31, 2008 was $2.71 million and includes a net loss of $1.40 million and $2.03 million in working capital changes, offset by non-cash charges primarily related to stock-based compensation. Accounts receivable increased $383,000 from December 31, 2007 due to higher sales and to a two-day increase in DSO, which increased to 56 days at March 31, 2008 from 54 days at December 31, 2007.

In the first three months of 2009, we spent $115,000 to purchase new trade-show booths and to purchase equipment to increase the capacity of our research and development facility.

Net cash used in financing activities was $147,000 for the three months ended March 31, 2009, which included $145,000 for the payment of a quarterly preferred stock dividend in cash, and scheduled principal payments on existing capital arrangements.

We believe that the $15.99 million in cash, cash equivalents and marketable securities that we have as of March 31, 2009, together with anticipated proceeds from sales of our microspheres and delivery systems, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months. In the longer term, we expect to fund our operations and capital requirements through a combination of expected proceeds from product sales and capital equipment financings.

Our currently planned operating and capital requirements primarily include the need for working capital to:

•                                         produce and manufacture our products;

•                                         support our United States sales force;

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

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation: unanticipated changes in the amount of revenue we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; the outcome of lawsuits against us, generally and as further described in “Part II, Item 1 Legal Proceedings,” for which any adverse judgment could materially adversely impact market acceptance of our products and, if not adequately covered by our product liability insurance, could have a material adverse effect on our liquidity and our ability to continue all or a portion of our business operations; costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review; the market’s acceptance of any approved products; inflation; and adverse global market and economic conditions. We also may need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

We may require substantial additional cash to fund our planned, and any unplanned, expenses. If adequate funds are not available, we could be required to reduce our capital expenditures, scale back or eliminate some or all of our research, development, sales and marketing initiatives, reduce our workforce and license to others, or divest products or technologies that we otherwise would seek to commercialize ourselves, or otherwise curtail our business operations. We may seek additional funding through a combination of collaborative arrangements, debt financing, or the sale of additional equity securities. We may not receive such additional funding on reasonable terms, or at all. Any sales of equity or debt securities are likely to dilute our existing stockholders, and the new securities may have rights, preferences or privileges senior to those of existing holders of our capital stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Borrowing Agreements

At March 31, 2009, we had a credit facility with a bank under which we may borrow up to $3.00 million. We may use amounts borrowed under the agreement for general working capital and corporate purposes, subject to limitations defined in the agreement. This agreement expires in June 2009. There were no borrowings outstanding under this agreement as of March 31, 2009. Each available 30-, 60-, 90- or 180-day advance will bear interest at a per annum rate, at our option, equal to either (i) a variable rate as determined by the bank or (ii) a rate equal to the corresponding 30-, 60-, 90- or 180-day London Interbank Offering Rate, or LIBOR (0.53% as of March 31, 2009), plus a LIBOR advance rate spread as determined by certain current working capital balances at the time of the advance. In connection with the credit facility, we entered into a security agreement pursuant to which we have pledged to the bank all of our U.S. assets, excluding our equity ownership of BMSA, our wholly owned subsidiary, as collateral. We are currently evaluating whether we will seek to extend this credit facility at the current $3.00 million limit, extend it at a limit less than $3.00 million, or if we will let the facility expire in accordance with its terms in June 2009.

Other Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments from those previously included in our Form 10-K as of December 31, 2008.

Off Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value Financial Instruments,” or FSP FAS 107-1 and APB 28-1. This FSP amends FASB No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Bulletin, or APB, Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim periods ending after June 15, 2009. We do not believe the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2, FAS 124-2 and Emerging Issues Task Force, or EITF, Issue No. 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, FAS 124-2 and EITF 99-20-2.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend the existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe the adoption of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2 will have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. This FSP provides additional guidance for estimating fair value in accordance with FASB No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate that a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe the adoption of FSP FAS 157-4 will have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 141(R) a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” or FSP FAS 141(R) a.  This FSP amends and clarifies FASB No. 141 (revised 2007), “Business Combinations,” to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting periods beginning on or after December 15, 2008.  We do not believe the adoption of FSP FAS 141(R) a will have a material impact on our results of operations, financial position or cash flows.

During the first quarter of 2009, we were required to adopt the following accounting policies resulting from newly issued standards.

•                  SFAS No. 141R, “Business Combinations,” or SFAS 141R, a replacement of SFAS No. 141, “Business Combinations.” SFAS 141R changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

•                  SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of Accounting Research Bulletin No. 51,” or SFAS 160. SFAS 160 requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement.

•                  SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS 161. SFAS 161 is intended to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, and requires additional information about how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect our financial position, financial performance and cash flows.

•                  FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” or FSP EITF 03-6-1.  FSP EITF 03-6-1 clarifies that unvested share payment awards with a right to receive nonforfeitable dividends are participating securities for the purposes of applying the two-class method of calculating earnings per share.

•                  FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

•                  FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP FAS 157-2. FSP FAS 157-2 delayed the effective date for SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2007.

•                  EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EIFT 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.

•                  EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” or EITF 07-5.  EITF 07-5 clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’.”

•                  EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF 08-7.  EITF 08-7 concludes that intangible assets that an acquirer intends to use as defensive assets are a separate unit of account from the existing intangible assets of the acquirer.

The adoption of these standards did not have a material impact on our results of operations, financial position or cash flows.

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

•                                         any statements concerning product research, development, regulatory approval and commercialization time lines;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of March 31, 2009, we did not own any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the euro, and as of March 31, 2009, approximately euro 1.55 million, or $2.04 million, remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenue and expenses in France are primarily denominated in the euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated other comprehensive income” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments primarily in treasuries and, to a lesser extent, in asset-backed securities. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. A hypothetical 100-basis-point increase or decrease in interest rates would not have a material impact on the fair value of our short-term investments or their respective cash flows as of March 31, 2009. As of March 31, 2009, approximately 99% of the $14.70 million classified as available-for-sale marketable securities and cash equivalents will mature within one year.

ITEM 4.     CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 4, 2008, a lawsuit was filed in the Superior Court of California, County of Los Angeles entitled Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center, Biosphere Medical, Inc. et al. The plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed, that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with our Embosphere Microspheres, that the product was defective, that the manner in which it is marketed and sold is misleading, that the health-care providers were negligent, or all factors combined. However, as alleged in the complaint, these claims are vague and nonspecific. The plaintiff is seeking compensatory and punitive damages. All defendants have denied the allegations against them. We carry product liability insurance and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. We have filed an answer to this lawsuit in which we have denied the claims being made. On April 24, 2009, we filed a Motion for Summary Judgment which is scheduled to be heard on July 8, 2009. A trial date has been set for August 10, 2009.

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

The following risk factors restate and supersede the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Risks Relating to Our Future Profitability, Our Financial Results and Need For Financing

Because we have a history of losses and our future profitability is uncertain, our common stock is a speculative investment.

We have incurred operating losses since our inception and, as of March 31, 2009, had an accumulated deficit of approximately $91.92 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses in 2009 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

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

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation: unanticipated changes in the amount of revenue we generate from sales of our products, in particular from the use of our Embosphere Microspheres for UFE; changes in our UFE regulatory and marketing programs; the use of our HepaSphere Microspheres for liver cancer; the outcome of product liability challenges, including the current product liability lawsuits described in “Item I Legal Proceedings,” for which any adverse judgment against us could materially adversely affect market acceptance of our products, and if not covered by our product liability insurance, could have a material adverse effect on our liquidity; costs resulting from changes in the focus and direction of our research and development programs; competitive advances that make it harder for us to market and sell our products; the timing and cost of FDA regulatory review; the market’s acceptance of any approved products; inflation; and adverse general global market and economic conditions. We may also need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

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

We are a defendant in two product liability lawsuits that are scheduled for trial in mid-2009, the outcomes of which are uncertain, which could result in adverse judgments substantially in excess of our product liability coverage and which could harm our business, reputation and financial condition.

In August 2005, we were named as a defendant in a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, which we refer to as the Pingel Claim. The case is presently set for trial on July 6, 2009. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our EmboGold Microspheres in a juvenile nasal angiofibroma embolization or the negligence of the health-care providers or both factors combined. The allegations of defect are vague and indefinite. The plaintiffs seek compensatory and punitive damages.

In June 2008, we were named as a defendant in a lawsuit commenced in the Superior Court of California, County of Los Angeles, which we refer to as the Rashidi Claim. A trial date has been set for August 10, 2009. The plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed, that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with our Embosphere Microspheres, that the product was defective, that the manner in which it is marketed and sold is misleading, that the health-care providers were negligent, or all factors combined. However, as alleged in the complaint, these claims are vague and nonspecific. The plaintiff is seeking compensatory and punitive damages.

Our business, financial conditions and results of operations are subject to a number of risks relating to these pending lawsuits, including the following:

•                  Some claims asserting medical product liability have in the past resulted in multiple-million-dollar damage awards for plaintiffs. Although we currently maintain product liability insurance coverage, if the plaintiff in either of these matters prevails in these claims against us and is awarded substantial damages, our insurance, which is subject to a $5.00 million cap on the maximum amount our insurer is required to pay for all claims within any one-year period, may not provide us with adequate coverage for a judgment against us. If we are forced to satisfy a significant judgment in excess of our product liability coverage, we may not have sufficient cash to pay such judgment. There can be no assurance that, if required, we would be able to raise the additional funds required to satisfy such judgment on favorable terms, or at all. In such case, we may be required to curtail our research and development or other programs or all or portions of our business operations, which could have a material adverse effect on our financial condition, results of operations and future prospects and would likely cause our stock price to decline.

•                  Our product liability insurer has advised us in writing that a verdict against us for punitive damages in either matter is specifically excluded from our coverage. Our insurer has also advised us that it does not waive any other defenses to coverage that may apply. If either plaintiff is awarded punitive damages, or if our insurer pursues and successfully prevails in any defenses to its coverage in either claim, we could be required to make substantial payments and we may not have sufficient cash to make such payments. There can be no assurance that, if required, we would be able to raise the additional funds required to make such payments on favorable terms, or at all. In such case, we may be required to curtail our research and development or other programs or all or portions of our business operations, which could have a material adverse effect on our financial condition, results of operations or prospects, and would likely cause our stock price to decline.

•                  Defending these litigation matters can be time consuming and can divert our management’s attention from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business.

•                  Our reputation with patients and health-care providers, including the referring gynecologists, oncologists and interventional radiologists, who are key to our current sales and marketing strategies, could be harmed because we have been named as a defendant in these two lawsuits, which could adversely affect our ability to execute on our current sales and marketing strategies and, ultimately, on the sales of our products, and our stock price would likely decline as a result.

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

As widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. The global economic crisis could adversely affect sales of our products. Also, if the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

At March 31, 2009, we had $15.99 million of cash, cash equivalents and marketable securities consisting of asset-backed securities and government obligations. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

There is also a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.

Compliance with changing regulation of corporate governance and public disclosure as well as potential new accounting pronouncements could impact our future financial position and results of operations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SEC regulations and NASDAQ Global Market rules, could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. In addition, future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New accounting pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future, and as a result we may be required to make changes in our accounting policies; for example, the 2006 requirement under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” to expense stock options.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and will require attestation of the effectiveness of our internal controls by our independent registered public accounting firm beginning with the fiscal year ended December 31, 2009. This process could require us to implement significant measures to improve our internal controls, may require us to hire additional personnel and outside advisory services, and will result in significant accounting and legal expenses. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

The majority of our revenue for the year ended December 31, 2008 and the three months ended March 31, 2009 was derived from the sale of Embosphere Microspheres for use in UFE. Our principal business focus is to grow our embolotherapy business through increases in the utilization rate for UFE procedures versus other procedures to treat uterine fibroids and in the employment by medical providers of our Embosphere Microspheres in such procedures in lieu of competing products. We began marketing and selling Embosphere Microspheres for UFE in 2002, but to date we have not achieved widespread market acceptance of UFE as an alternative to other procedures, including hysterectomy. Our ability to grow our product revenue is substantially dependent upon growth in UFE procedures and our ability to achieve widespread acceptance of the use of Embosphere Microspheres for use in UFE procedures. If growth in UFE procedures does not occur and if we do not achieve such market acceptance, our product revenue and our prospects for profitability and success will be materially adversely affected.

We face a number of significant risks relating to our ability to successfully commercialize Embosphere Microspheres for use in UFE, including risks relating to:

•                  our ability to successfully market and sell Embosphere Microspheres for use in UFE with our limited sales force;

•                  the success of our sales and marketing strategies for Embosphere Microspheres for use in UFE, including, but not limited to, our ask4UFE campaigns and other public relations campaigns, in which we are seeking to increase awareness among patients, referring physicians, interventional radiologists and third-party payors of UFE as an alternative treatment for fibroids;

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

•                  Product liability claims could create a perception that our products are unsafe. For example, in August 2005 and June 2008 we were named as defendants in product liability lawsuits in which the plaintiffs claim that they were harmed as a result of the use of our microspheres or the negligence of the health-care providers or both factors combined. See “Risk Factors -We are a defendant in two product liability lawsuits, the outcomes of which are uncertain, which could result in adverse judgments substantially in excess of our product liability coverage and could harm our business, reputation and financial condition.”

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

In March 2006, we instituted a voluntary recall of our HepaSphere Microspheres in Europe to correct a packaging defect that we identified while conducting aging studies. HepaSphere Microspheres are contained in a prefilled vial that was in turn initially packaged inside a paper pouch. In the third quarter of 2006, we launched a new plastic packaging configuration for our HepaSphere MicroSphere product designed to correct this defect. Although we are not aware of any adverse events resulting from the defects in the paper packaging, our voluntary recall of this product, or any future recall, voluntary or mandatory, of any of our products, could result in reputational harm or a perception that the recalled product is not safe, either of which could adversely affect market acceptance of our products and result in decreased sales.

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

Our ability to establish and maintain favorable relationships with gynecologists, obstetricians, interventional radiologists and other health-care providers is critical to our continued growth. We believe that the success of these relationships is, and will be, based on, among other things, the quality of our products, such providers’ perceptions concerning our commitment to embolotherapy treatments, our marketing efforts and our presence at medical society and trade association meetings. Any actual or perceived diminution in our reputation or the quality of our products, or our failure or inability to maintain these or other efforts, could damage our current relationships, or prevent us from forming new relationships with health-care professionals and cause our growth to be limited and our business to be harmed.

In order for us to sell our products, health-care professionals must recommend and endorse them. For example, our embolotherapy techniques are administered by interventional radiologists. In the treatment of uterine fibroids, we believe that the UFE procedure utilizing our Embosphere Microspheres has not yet achieved widespread acceptance primarily because obstetrics and gynecology physicians may elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require a referral to another specialist, such as an interventional radiologist. The majority of our revenue is from the sale of our Embosphere Microspheres for UFE and, accordingly, our future success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly. We have not achieved widespread market acceptance for UFE as an alternative to other forms of treatment. Acceptance of our products, to treat UFE as a procedure, and our ability to obtain the necessary endorsements and referrals, depend on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to traditional methods of treatment and the products of our competitors, and on training health-care professionals in the proper application of our products. If we are not successful in obtaining the recommendations or endorsements of gynecologists, obstetricians, interventional radiologists and other health-care professionals for our products, our sales may decline or we may be unable to increase our sales and profits.

If we experience delays, difficulties or unanticipated costs in establishing and growing the sales and distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and seeking to increase our sales.

We continue to develop sales, distribution and marketing capabilities primarily in the United States, the European Union, Asia and South America to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It has been, and we expect it will continue to be, expensive and time-consuming for us to seek to develop a global sales and marketing force. At March 31, 2009, we had a sales and marketing force of 43 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentives to maintain our sales and marketing force or to attract new sales and marketing personnel to promote our products. We have only limited sales and marketing experience in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We currently have distribution agreements with a number of third-party distributors, and we may choose or find it necessary to enter into additional third-party agreements to sell, distribute or market our products in the future. Any third party with whom we have established a sales, distribution and/or marketing relationship may not devote sufficient time to the marketing and sales of our products, thereby adversely affecting our planned revenue and exposing us to potential expenses in terminating such distribution agreements. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales, we may not achieve profitability and our stock price could decline.

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

In order to grow our revenue in future periods we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals and our ability to successfully commercialize, market and sell these new applications, assuming FDA approval is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations and prospects may be adversely affected.

We may be exposed to product liability claims, and if we are unable to obtain or maintain adequate product liability insurance, then we may incur substantial costs and expenses in defending such claims and may have to pay significant monetary damages in a successful product liability claim against us.

The development and sale of medical devices entails an inherent risk of product liability. For example, if physicians do not use our products properly, if patients experience adverse side effects in procedures in which our products are used, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims. For example, please refer to “Risk Factors—We are a defendant in two product liability lawsuits, the outcomes of which are uncertain, which could result in adverse judgments substantially in excess of our product liability coverage and could harm our business, reputation and financial condition” above for a further discussion of two pending product liability lawsuits in which we are a defendant. Although we maintain insurance, including product liability insurance, we cannot provide assurance that any claim that may be brought against us will not result in court judgments or settlements in amounts that are not covered, in whole or in part, by our insurance or are in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance.

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

The medical device market is characterized by extensive research and development, and rapid technological change. Our success depends upon our ability to develop and maintain a competitive position in both the embolotherapy and related delivery systems markets. We have many competitors in the United States and abroad, including medical device, biotechnology and other alternative therapeutic companies, universities and other private and public research institutions. Our key competitors in both the fields of embolotherapy and the delivery systems used in the UFE procedure are Biocompatibles Limited, Boston Scientific Corporation, Cook Incorporated, Cordis Corporation, a Johnson & Johnson company, Pfizer Inc., Terumo Corporation and CeloNova BioSciences, Inc.

Many of our competitors may have greater capabilities, experience and financial resources than we do. As a result, they may develop products more quickly or at less cost, that compete with our microsphere products and related delivery systems. For example, in recent years we have experienced increasing competition from products that compete with Embosphere Microsphere products for UFE. Moreover, some of our competitors have provided free or reduced-price samples of competing forms of microspheres for use in medical procedures for which our Embosphere Microspheres are indicated. We believe the availability of these free or reduced-price samples may have adversely affected our revenue, and if this practice recurs our product revenue may continue to be adversely affected.

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

The availability and levels of reimbursement by governmental and other third-party payors affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payors may attempt to contain or reduce the costs of health-care by lowering the rate at which providers are reimbursed for embolization procedures or challenging the prices that companies such as ours charge for medical products. For example, on January 1, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued a rule providing for a single, all-inclusive reimbursement code for UFE. This code is inclusive of all services occurring on the day of the procedure. This physician reimbursement rate is lower than the rate historically received by physicians. We believe that some physicians have shifted their procedural mix away from UFE in response to this change in reimbursement, which has and may continue to negatively affect our sales growth. Conversely, beginning January 1, 2008 the CMS assigned a new ambulatory procedure code, or APC, for UFE procedures performed in an outpatient setting. We believe that this new APC code has resulted in an increase in hospital reimbursement for UFE procedures. However, CMS could adversely change this APC code in the future or otherwise decrease the payment rate for such UFE procedures. Any change in reimbursement levels could have an adverse effect on utilization rates for UFE procedures.

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

As of May 1, 2009, we believe that Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 22% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, one of our directors is chairman of the board of directors of Sepracor, and we have granted board-observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitle them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state health-care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of customer information or information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses.

The marketing claims FDA specifically authorized us to make regarding our microspheres in the United States were set forth in the FDA clearance. Our EmboGold Microspheres have not been specifically cleared for use in UFE. Although our QuadraSphere Microspheres are identical to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepatocellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not indicated for use in hepatocellular carcinoma and hepatic metastasis. We will need to submit a marketing application to FDA in order to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepatocellular cancer or hepatic metastasis, while European Union regulations do not require such an application for this class of medical devices. Accordingly, in order for us to seek FDA clearance or approval to promote the use of QuadraSphere Microspheres for the embolization of hepatocellular carcinoma and hepatic metastasis, we will need to submit clinical data to FDA. Although we have not received clearance or approval from the FDA to market our QuadraSphere Microspheres for primary or metastatic liver cancer, we believe that some physicians are using QuadraSphere Microspheres in the treatment of primary and metastatic liver cancer. If the FDA believes that we have improperly promoted our products for unapproved indications, the FDA could allege that our promotional activities misbrand or adulterate our products.

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

We are also subject to numerous U.S. and foreign regulatory requirements governing the conduct of clinical trials, marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all the risks associated with FDA clearance or approval described above, as well as risks attributable to the requirement to satisfy local regulations in foreign jurisdictions. Approval or clearance by the FDA does not ensure approval by regulatory authorities of some countries outside the United States. Many foreign regulatory authorities, including those in major markets such as Japan and the People’s Republic of China, have different approval processes.

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

We may in the future make modifications to our microspheres or their labeling which we determine do not necessitate the filing of a new 510(k) notification or premarket approval, or PMA application. However, if the FDA does not agree with our determination, it may require us to make additional 510(k) filings for the modification, or to file a PMA application, and we may be prohibited from marketing the modified product or the new claims until we obtain FDA clearance or approval. Similarly, if we obtain premarket approval, we may not be able to make product, manufacturing or labeling changes until we get further FDA approval. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions which could affect our ability to develop, market and sell our products and product candidates successfully and could harm our reputation and lead to decreased acceptances of our products by the market.

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

Existing legislation may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute products after approval.

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

We may not obtain meaningful protection for our technology and products with the patents and patent applications that we own or license relating to our microsphere technology or other ancillary products. In particular, the patent rights we possess or are pursuing generally cover our technologies to varying degrees, and these rights may not prevent others from designing products similar to or otherwise competitive with our Embosphere Microspheres and other products we commercialize. To the extent that our competitors are able to design products competitive with ours, we may experience less market penetration with our products and, consequently, we may have decreased revenue. The patent laws involving medical devices and life sciences technologies such as our microspheres are complex and vary from country to country. Thus, although we have a current policy of pursuing patent protection wherever possible for our new technologies, we cannot predict whether we will secure patent protection from any of our existing patent applications in the United States or abroad. We also cannot predict whether such coverage obtained in any of our United States or foreign patent applications will be meaningful.

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

On January 13, 2005, we were notified of a Notice of Opposition filed in the European Patent Office, or EPO, by Biocompatibles UK Limited on December 23, 2004, challenging the patentability of the claims in our granted European Patent, EP 1128816, which relates to certain PVA microspheres for use in embolization and methods thereof. On December 10, 2007, the EPO upheld the claims of our patent in amended form and rendered its formal written decision on December 27, 2007. We and Biocompatibles have appealed this decision. On July 1, 2008, Biocompatibles UK Limited filed a Notice of Opposition in the EPO challenging the patentability of the claims in our granted European Patent, EP 1267839, which relates to certain drug-loaded microspheres and their use in embolization. We filed a reply to Notice of Opposition on March 19, 2009. We intend to continue to defend our European patent. We are not able to predict the outcome of either of these opposition proceedings.

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenue from the sale of our microspheres and other products outside the United States. For the three months ended March 31, 2009 and for the year ended December 31, 2008, approximately 21% and 30%, respectively, of our revenue was derived from sales of our microspheres and other products in geographic territories outside the United States. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

In  2008, we commercially launched our Embosphere Microsphere product in the People’s Republic of China. Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in interruptions of our commercialization efforts in China. In addition, the Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Our commercialization efforts in China could be materially harmed by any changes in the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations. If such commercialization efforts in China are materially harmed, we would not be able to grow sales of our Embosphere Microspheres in China and our operating results could be adversely affected.

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

The market price of our stock is highly volatile. From January 1, 2007 through May 1, 2009, the price of our common stock has ranged from a low of $1.26 to a high of $8.02. As a result of this volatility, investments in our stock could rapidly lose their value.

Our stock price could fluctuate for many reasons, including, without limitation:

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

Date: May 11, 2009	BIOSPHERE MEDICAL, INC.

/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
Chief Executive Officer
(principal executive officer)

Date: May 11, 2009	/s/ MARTIN J. JOYCE
Martin J. Joyce
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Fourth Amendment to Lease between the Company and Thomas J. Teuten and John H. Spurr, Jr., Trustees of 1050 Hingham Street Realty Trust, dated January 5, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 8, 2009).

10.2

Rider No. 3, dated March 2, 2009 to the Joint Ownership Contract between the Company and L’Assistance Publique Hôpitaux de Paris, dated January 5, 1998 (translated from French) (incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 20, 2009).

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