Form 10-Q
period 2009-06-30
BIOSPHERE MEDICAL INC
filed 2009-08-13
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2009 was 18,391,585 shares.

BioSphere Medical, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (including restricted cash of $116 at June 30, 2009)	$17,612	$17,837
Marketable securities	87	402
Accounts receivable, net of allowance for doubtful accounts of $96 and $97 as of June 30, 2009 and December 31, 2008, respectively	5,023	4,729
Inventories	3,408	3,762
Prepaid and other current assets	519	663
Total current assets	26,649	27,393
Property and equipment, net	970	989
Goodwill	1,443	1,443
Other assets	392	403
Total Assets	$29,454	$30,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,092	$1,175
Accrued compensation	2,244	2,051
Accrued preferred dividend	144	144
Other accrued liabilities	1,727	2,032
Current portion of capital lease obligations	10	9
Current portion of deferred revenue	354	63
Total current liabilities	5,571	5,474
Long-term portion of deferred revenue	597	—
Long-term capital lease obligations	2	8
Total Liabilities	6,170	5,482

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 6% series A convertible preferred stock, 12,000 shares authorized, 9,636 shares issued and outstanding as of June 30, 2009 and December 31, 2008	8,521	8,521
Common stock, $.01 par value; 50,000,000 shares authorized, 18,391,585 and 18,347,022 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	184	184
Additional paid-in capital	106,695	105,729
Accumulated deficit	(92,582)	(90,129)
Accumulated other comprehensive income	466	441
Total stockholders’ equity	23,284	24,746
Total Liabilities and Stockholders’ Equity	$29,454	$30,228

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Revenue:
Product sales	$7,937	$7,507	$15,117	$14,617
Licensing and collaborative revenue	174	104	278	208
Total revenue	8,111	7,611	15,395	14,825
Costs and expenses:
Cost of product sales	1,914	1,990	3,755	4,033
Research and development	704	770	1,690	1,417
Sales	2,623	2,615	5,340	5,266
Marketing	1,311	1,693	2,825	3,017
General and administrative	1,702	1,672	3,599	3,308
Patent	205	135	377	402
Total costs and expenses	8,459	8,875	17,586	17,443
Loss from operations	(348)	(1,264)	(2,191)	(2,618)
Interest income	—	109	2	280
Interest expense	(1)	(2)	(3)	(6)
Foreign exchange gain (loss), net	(138)	2	63	(218)
Realized loss on investments	(35)	(5)	(35)	(4)
Other income, net	—	1	—	5
Net loss	(522)	(1,159)	(2,164)	(2,561)
Preferred stock dividends	(145)	(145)	(289)	(289)
Net loss applicable to common stockholders	$(667)	$(1,304)	$(2,453)	$(2,850)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.04)	$(0.07)	$(0.14)	$(0.16)
Weighted average number of common shares outstanding
Basic and diluted	18,035	17,979	18,024	17,970

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(2,164)	$(2,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of doubtful accounts	—	(15)
Provision for inventory obsolescence	—	125
Depreciation and amortization	212	216
Non-cash stock compensation	925	885
Foreign currency (gain) loss, net	(63)	218
Realized loss on available-for-sale investments	35	4
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable	(287)	(662)
Inventories	363	332
Prepaid expenses and other current assets	144	(127)
Accounts payable	(81)	(1,015)
Accrued compensation	175	334
Accrued severance	22	—
Other accrued expenses	626	(680)
Net cash used in operating activities	(91)	(2,946)
Cash flows from investing activities:
Purchase of property and equipment	(185)	(209)
Proceeds from the sale and maturity of marketable securities	313	6,109
Net cash provided by investing activities	128	5,900
Cash flows from financing activities:
Proceeds from issuance of common stock under employee benefit and incentive plans	41	62
Payment of cash dividends for preferred stock	(289)	(146)
Principal payments under long-term debt and capital lease obligations	(5)	(23)
Net cash used in financing activities	(253)	(107)
Effect of exchange rate changes on cash and cash equivalents	(9)	20
Net (decrease) increase in cash and cash equivalents	(225)	2,867
Cash and cash equivalents at beginning of period	17,837	15,608
Cash and cash equivalents at end of period	$17,612	$18,475

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

2.                Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The consolidated financial statements include the accounts of the Company’s three wholly owned subsidiaries, BMSA, BioSphere Medical Japan, Inc. and BSMD Ventures, Inc. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the three- and six-month periods ended June 30, 2009 and 2008. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2009.

Subsequent Events

Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2009 and on or before August 13, 2009, the date these consolidated financial statements were issued.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair-value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair-value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require that the Company undertake any new fair-value measurements. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have any material impact on the Company’s results of operations, financial position or cash flows.

Restricted cash consists of amounts the Company is required to keep as collateral for its existing letters of credit relating to its facility lease in Rockland, Massachusetts.

Fair Value of Financial Instruments

Effective April 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Bulletin (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP No. FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments in interim as well as in annual financial statements.

The Company’s financial instruments include cash and equivalents, marketable securities, accounts receivable and payable, capital lease obligations, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

Revenue Recognition

The Company applies the revenue recognition guidelines summarized in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The Company recognizes revenue when products are shipped and the customer or distributor takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists (such as a valid purchase order from an approved customer or distributor), the sales price is fixed or determinable, payment is not contingent on resale and the Company does not have any continuing obligations to ensure resale. The Company establishes reserves for potential sales returns and evaluates the adequacy of those reserves based upon realized experience and expectations. Any significant credit returns could have a material adverse impact on the Company’s revenue and operating results for the period or periods in which such returns materialize. Shipping and handling costs are included in costs of product sales.

In September 2006, the Company entered into an agreement to license certain patent technologies to a third party in exchange for an upfront lump-sum payment of $250,000 and an additional 4% royalty on future net sales of the licensed products. Under the agreement, the third party is required to pay a minimum royalty of $1.00 million over the first three years of the agreement. The Company is recognizing both the up-front payment and the minimum royalties over the estimated useful life of the patent. The Company recognized approximately $208,000 as licensing revenue during the six months ended June 30, 2009 and 2008.

On April 16, 2009, the Company entered into an international distribution agreement with Nippon Kayaku Co., Ltd., or Nippon Kayaku. The agreement grants Nippon Kayaku the exclusive right to distribute the Company’s HepaSphere™ Microspheres and Embosphere Microspheres in Japan.  The agreement provides that Nippon Kayaku will be responsible for filing, obtaining and maintaining all regulatory approvals necessary for the sale, marketing, pricing and reimbursement of the products in Japan, including performing any clinical trials required as a result of seeking such regulatory approvals in Japan.  Assuming product approval, the Company will provide HepaSphere Microspheres and Embosphere Microspheres to Nippon Kayaku for distribution and sale in Japan. Additionally, Nippon Kayaku has agreed to make a nonrefundable milestone payment of $1.00 million in 2009 and up to $3.00 million in additional milestone payments based upon specified objectives, including achievement of clinical, regulatory and sales goals. In the second quarter of 2009, Nippon Kayaku made the nonrefundable $1.00 million milestone payment, which will be recognized as collaborative revenue ratably over the expected term of the arrangement.  For the six months ended June 30, 2009, the Company recognized approximately $69,000 as collaborative revenue relating to the Nippon Kayaku agreement, with the remaining $931,000 recorded as short- and long-term deferred revenue.

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

As of June 30, 2009, the Company has approximately $490,000 in research and development tax credits related to research and development activities performed at the Company’s French facility between 2004 through 2008.  During the second quarter of 2009, the Company received $381,000 from the French tax authorities because a portion of the credits were monetized under an economic stimulus program enacted by the French government. The Company intends to conduct a study of these research and development tax credits to determine if some or all of the benefit of these credits can be recognized in the Company’s financial statements in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109.” The study findings may result in an adjustment to the Company’s research and development credits.  However, until the study is completed and any adjustment is known, no amounts are being recognized.  As of June 30, 2009, the credits have been deferred and are included in other accrued liabilities.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss; specifically, the effects of foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities. For the three and six months ended June 30, 2009 and 2008, the Company’s comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(522)	$(1,159)	$(2,164)	$(2,561)
Cumulative translation adjustment	304	(4)	(8)	386
Unrealized gain (loss) on investments	28	(29)	33	(46)
Total comprehensive loss	$(190)	$(1,192)	$(2,139)	$(2,221)

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

	As of June 30,
(in thousands)	2009	2008
Shares issuable upon exercise of stock options	3,450	2,900
Shares issuable upon conversion of convertible securities	2,409	2,409
Shares issuable upon exercise of outstanding warrants	400	400
Unvested restricted stock awards	335	335
	6,594	6,044

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

3.                Marketable Securities and Cash Equivalents

All current fixed maturity securities are classified as “available for sale” and are reported at fair value. The Company has determined that its investment securities are available to support current operations and, accordingly, has classified such marketable securities as current assets without regard to contractual maturities. The unrealized gains or losses on these securities are included in accumulated other comprehensive income as a separate component of stockholders’ equity unless the decline in value is deemed to be other-than-temporary, in which case securities are written down to fair value and the loss is charged to income. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. During the six months ended June 30, 2009, the Company recognized an approximate $35,000 charge to income as a result of a write-down of certain asset-backed securities due to an other-than-temporary decline. No material realized gains or losses were recognized for the six months ended June 30, 2008.

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of June 30, 2009 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Asset-backed obligations	$89	$—	$(2)	$87
Total marketable securities	89	—	(2)	87
Cash equivalents:
Treasury obligations	14,600	—	—	14,600
Total marketable securities and cash equivalents	$14,689	$—	$(2)	$14,687

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of December 31, 2008 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Asset-backed obligations	$436	$—	$(34)	$402
Total marketable securities	436	—	(34)	402
Cash equivalents:
Treasury obligations	17,000	—	—	17,000
Total marketable securities and cash equivalents	$17,436	$—	$(34)	$17,402

As of June 30, 2009, the contractual maturities of marketable securities are as follows:

(in thousands)	Estimated Fair Value
Due between one and five years:
Asset-backed obligations	$2
Due after ten years:
Asset-backed obligations	85
Total marketable securities	87
Cash equivalents:
Treasury obligations	14,600
Total marketable securities and cash equivalents	$14,687

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at each reporting period as of June 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Asset-backed obligations	$87	$—	$47	$40
Total marketable securities	87	—	47	40
Cash equivalents:
Treasury obligations	14,600	14,600	—	—
Total marketable securities and cash equivalents	$14,687	$14,600	$47	$40

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Asset-backed obligations	$402	$—	$310	$92
Total marketable securities	402	—	310	92
Cash equivalents:
Treasury obligations	17,000	17,000	—	—
Total marketable securities and cash equivalents	$17,402	$17,000	$310	$92

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance (at December 31, 2008):	$92
Total unrealized losses:
Included in earnings	(35)
Included in other comprehensive income	—
Transfers in and/or out of Level 3	(17)
Ending balance (at June 30, 2009)	$40

4.                Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	June 30, 2009	December 31, 2008
Finished goods	$1,948	$2,395
Work in process	1,106	1,039
Raw material	354	328
Total inventory	$3,408	$3,762

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Revenue:
United States	$6,418	$5,558	$12,207	$10,618
France	420	708	899	1,742
Other European Union countries	545	676	1,210	1,270
Other foreign countries	728	669	1,079	1,195
Total revenue	$8,111	$7,611	$15,395	$14,825

(in thousands)	June 30, 2009	December 31, 2008
Long-lived assets:
United States	$270	$291
France	700	698
Total long-lived assets	$970	$989

6.                Stock Plans

The fair value of stock options granted during the three and six months ended June 30, 2009 and 2008 are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options granted (in thousands)	45	35	603	728
Weighted-average exercise price	$1.90	$3.82	$1.72	$4.23
Weighted-average grant date fair value	$1.38	$2.45	$1.08	$2.52
Assumptions:
Dividend yield	0%	0%	0%	0%
Expected volatility	72%	66%	68%	65%
Risk-free interest rate	2.99%	3.50%	2.32%	2.84%
Expected term (years)	8.07	6.40	6.20	5.67

Changes in outstanding stock options for the six months ended June 30, 2009 were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,891	$4.98
Granted	603	$1.72
Exercised	(4)	$0.81
Forfeited and expired	(40)	$5.31

Outstanding at June 30, 2009	3,450	$4.41	7.03	$437

Exercisable at June 30, 2009	1,679	$5.08	5.78	$26
Vested or expected to vest at June 30, 2009	3,164	$4.45	6.93	$379

Changes in unvested restricted stock awards for the six months ended June 30, 2009 were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2008	335	$1.85
Awarded	18	$1.80
Vested	(18)	$6.84
Unvested at June 30, 2009	335	$1.59

The following table presents stock-based compensation expense related to stock options, restricted stock and stock issued under the Company’s employee stock purchase plan for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Cost of product sales	$69	$53	$132	$107
Research and development	$18	$14	$75	$48
Sales	$53	$57	$60	$68
Marketing	$19	$16	$35	$34
General and administrative	$335	$349	$623	$628

At June 30, 2009, there were $3.55 million and $158,000 of unrecognized compensation cost, net of estimated forfeitures, related to unvested options and restricted stock awards, respectively, which the Company expects to recognize over weighted-average periods of 3.10 years and 0.97 years, respectively.  However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

7.                Contingencies

On August 17, 2005, a lawsuit was filed in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, entitled Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of the Company’s EmboGold® Microspheres in a juvenile nasal angiofibroma embolization or the negligence of the health-care providers or both factors combined. The plaintiffs seek compensatory and punitive damages. In the lawsuit, Plaintiffs allege that the EmboGold Microspheres were defective and unreasonably dangerous in their design and that the Company did not, in the product’s package insert, provide sufficient information to health-care professionals regarding certain risks associated with the use of the product. The Company has filed an answer to this lawsuit in which the Company denied the claims being made. The Company carries product liability insurance for cases such as this, and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. Pretrial discovery is ongoing. Plaintiff has voluntarily dismissed John Stith, M.D. from the lawsuit without a settlement payment and has settled with Dr. Beineman and St. Louis University for a confidential amount. Recently the plaintiff dismissed St. Louis University Hospital without prejudice, and without payment by St. Louis University Hospital, so that the Company is now the only defendant. The case is currently set for trial on October 19, 2009.

On June 4, 2008, a lawsuit was filed in the Superior Court of California, County of Los Angeles, entitled Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center and BioSphere Medical, Inc. Plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed and that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with the Company’s Embosphere Microspheres. Plaintiff claims that the product was defective, that the manner in which it is marketed and sold is misleading, that the health-care providers were negligent, and that one or more of these factors combined to cause his injuries. Plaintiff is seeking compensatory and punitive damages.   The Company filed an answer to this lawsuit in which it has denied all the claims being made. Pretrial discovery is ongoing. On April 24, 2009, the Company filed a motion for summary judgment, which is scheduled to be heard on October 15, 2009. A trial date has been set for January 5, 2010.  The Company carries product liability insurance for cases such as this and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists.

The Company intends to defend the Pingel and Rashidi claims vigorously. However, the Company cannot give any assurance that it will prevail in either claim, whether its product liability insurance coverage would be sufficient to cover any judgment, or that all or any part of its liabilities, if any, for either lawsuit would be covered by its product liability insurance. Accordingly, the Company is currently unable to predict the financial or operational impact of either of these product liability litigations.  Moreover, if the Company is forced to satisfy a significant judgment in excess of its product liability coverage, the Company may not have sufficient cash to pay such judgment. There can be no assurance that, if required, the Company would be able to raise the additional funds required to satisfy such judgment on favorable terms, or at all.  In such case, the Company may be required to curtail its operations, which could have a material adverse effect on its financial condition, results of operations, the viability of its business and its future prospects and would likely cause the Company’s stock price to decline.

8.                Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”). This SFAS removes the concept of a qualifying special-purpose entity (“SPEs”) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) and eliminates the exception for qualifying SPEs from the consolidation guidance of FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities”  (“FIN 46(R)” ). SFAS 166 is effective January 1, 2010.  The Company does not believe the adoption of SFAS 166 will have a material impact on its results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This SFAS addresses the effects of eliminating the qualifying special-purpose entity (“QSPE”) concept from SFAS 140, and responds to concerns about the application of certain key provisions of FIN 46(R), including concerns over the transparency of enterprises’ involvement with variable interest entities. SFAS 167 is effective January 1, 2010.  The Company does not believe the adoption of SFAS 167 will have a material impact on its results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“Codification”). This SFAS will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Following this SFAS, the Board will not issue new standards in the form of SFAS, FSP or Emerging Issues Task Force (“EITF”). Instead, it will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification.

During the first half of 2009, the Company was required to adopt the following accounting policies resulting from newly issued standards.

•                  FSP No. FAS 107-1 and APB No.28-1, “Interim Disclosures about Fair Value Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

•                  FSP No. FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2, FAS 124-2 and EITF 99-20-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend the existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

•                  FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate that a transaction is not orderly.

•                  FSP No. FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-a”).  This FSP amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations,” to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting periods beginning on or after December 15, 2008.

•                  SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This SFAS establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

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

•                  SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and requires additional information regarding how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flow.

•                  FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share payment awards with a right to receive nonforfeitable dividends are participating securities for the purposes of applying the two-class method of calculating earnings per share.

•                  FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS Statement No. 142, “Goodwill and Other Intangible Assets.”

•                  FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date for SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

•                  EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EIFT 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.

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

•                  HepaSphere Microspheres, which are marketed in the European Union and Brazil for primary and metastatic liver cancer, and in the European Union for drug delivery in the treatment of primary and metastatic liver cancer; and

•                  QuadraSphere®  Microspheres, which are marketed for the treatment of hypervascularized tumors and arteriovenous malformations in the United States. Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres. Regulations of the United States Food and Drug Administration, or FDA, require that we conduct clinical trials regarding the use of QuadraSphere Microspheres and submit a marketing application which includes data from the clinical trials to the FDA in order to obtain the approvals and clearances required to promote QuadraSphere Microspheres for the treatment of a specific disease or condition, such as primary and metastatic liver cancer. European Union regulations do not require preclearance clinical trials for this class of medical device on an indication-by-indication basis. We are currently formulating plans to undertake a clinical trial necessary for a regulatory filing in the United States to market our QuadraSphere Microspheres for the treatment of primary liver cancer, and we have forwarded materials to the FDA for their consideration of this analysis.

On April 16, 2009, we entered into an international distribution agreement with Nippon Kayaku Co., Ltd., or Nippon Kayaku. The agreement grants Nippon Kayaku the exclusive right to distribute our HepaSphere Microspheres and Embosphere Microspheres in Japan.  The agreement provides that Nippon Kayaku will be responsible for filing, obtaining and maintaining all regulatory approvals necessary for the sale, marketing, pricing and reimbursement of the products in Japan, including performing any clinical trials required as a result of seeking such regulatory approvals in Japan.  Assuming product approval, we will provide HepaSphere Microspheres and Embosphere Microspheres to Nippon Kayaku for distribution and sale in Japan. Additionally, Nippon Kayaku has agreed to make a nonrefundable milestone payment of $1.00 million in 2009 and up to $3.00 million in additional milestone payments based upon specified objectives, including achievement of clinical, regulatory and sales goals. In the second quarter of 2009, Nippon Kayaku made the nonrefundable $1.00 million milestone payment, which will be recognized as collaborative revenue ratably over the expected term of the arrangement.  For the six months ended June 30, 2009, we recognized approximately $69,000 as collaborative revenue relating to the Nippon Kayaku agreement, with the remaining $931,000 recorded as short- and long-term deferred revenue.

In the six-month period ended June 30, 2009, we primarily generated revenue from product sales of our embolic products in North America and the European Union. We also recognized revenue from product sales in other geographic territories, including the

Middle East, Africa, South America and Asia. Product revenue also includes the sale of accessory embolotherapy devices such as our EmboCath® Plus Infusion Microcatheter, Sequitor® Steerable Guidewire and Segway® Guidewire. We derive a majority of our revenue in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids, using a procedure called uterine fibroid embolization, or UFE. Although we have not received approval or clearance from the FDA to market our QuadraSphere Microspheres for primary or metastatic liver cancer, we believe that some physicians are using QuadraSphere Microspheres in the treatment of primary and metastatic liver cancer. In the six-month period ended June 30, 2009 and for the year ended December 31, 2008, we also derived a small portion of our revenue from the out-license of nonstrategic technology.

Our strategic priorities are to seek to accelerate our revenue growth by expanding the market for the minimally invasive treatment of symptomatic uterine fibroids using UFE and broadening treatment options for several medical conditions for patients and physicians, including treating primary liver cancer tumors using our HepaSphere Microspheres.

We are currently developing a smaller-sized version of our HepaSphere Microsphere for use in primary liver cancer tumors, which is being designed to allow for delivery into smaller vasculature. We are also conducting limited preclinical research based upon our proprietary technology. These preclinical programs include development of our MR Microsphere product, which is being designed to enhance our Embosphere Microspheres with features that make the microspheres visible under magnetic resonance imaging, or MRI, and development of our Resorbable Microsphere product, which is being designed to enhance our Embosphere Microspheres with features that would allow the microspheres to dissolve and be absorbed into the body. These programs are at an early stage of development, and we may not be successful in our development efforts.

We have experienced operating losses in each fiscal period since our inception. As of June 30, 2009, we had approximately $17.70 million in cash, cash equivalents and marketable securities, and an accumulated deficit of approximately $92.58 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to continue to incur operating losses in 2009 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities for our products and conducting research and development activities. Prior to 1999, we were engaged in chromatography programs that we divested in 1999. Of the cumulative operating loss at the end of the second quarter of 2009, approximately $31.54 million was related to our prior chromatography platform and approximately $61.04 million was related to embolotherapy platform development.

Research and Development

Research and development expense as a percentage of total revenue for the six months ended June 30, 2009 and 2008 was 11% and 10%, respectively. Research and development expense in these periods relate primarily to:

•                  seeking to develop improved manufacturing processes for our currently marketed products;

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

We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any of our product candidates that are currently in development, or the period in which material net cash inflows are expected to commence from any of our product candidates that are currently in development or from any of our currently marketed products for which we are seeking expanded marketing approvals or clearance in selected indications or geographic regions, due to the numerous risks and uncertainties associated with developing and commercializing medical devices, including uncertainties relating to:

•                  the technical risks in new-product research and development;

•                  the scope, rate of progress and cost of clinical trials and other research and development activities undertaken by us;

•                  future clinical trial results;

•                  publicity with respect to our products or their indications;

•                  the cost, timing and success of regulatory approvals or clearance;

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

In our 2008 Annual Report on Form 10-K, we identified the critical accounting policies and estimates upon which the consolidated financial statements were prepared. We reviewed our accounting policies and determined that, except as set forth below, these remain the critical accounting policies and estimates for the quarter ended June 30, 2009. Actual results could differ materially from these estimates.

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

We are subject to income tax in numerous jurisdictions at various rates worldwide, and the use of estimates is required in determining the tax provision and valuation allowance against net deferred tax assets. We have substantial net operating loss carryforwards, or NOL, that have generated significant deferred tax assets in our tax jurisdictions. Due to the size of the net operating loss carryforward in relation to our history of unprofitable operations, we historically have not recognized any of our net deferred tax assets. However, future improvements in our operational performance in a tax jurisdiction, if any, could increase the certainty of our ability to apply our deferred tax assets against taxable income, which, if so applied, could significantly impact the value of our deferred tax assets and reported operating results. As of June 30, 2009, the credits have been deferred and are included in other accrued liabilities.

Although BioSphere Medical S.A., or BMSA, our wholly owned French subsidiary, has been profitable in recent periods, we expect that BMSA will recognize a loss in the current year, and, therefore, we will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period that is, and in amounts that are, sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. We continue to evaluate the positive and negative evidence identified in Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting For Income Taxes,” to determine whether, in our view, it is more likely than not that some or all of our deferred tax assets in each of our tax jurisdictions will be realized. Any significant changes in any of our estimates and judgments, including our assumptions concerning the operating profitability of our French subsidiary, could have a significant impact on the valuation allowance on our tax assets and our reported operating results. As of June 30, 2009, we have NOL carryforwards in France of approximately $3.16 million, which were fully reserved.

As of June 30, 2009, we have approximately $490,000 in research and development tax credits related to research and development activities performed at our French facility between 2004 through 2008.  During the second quarter of 2009, we received $381,000 from the French tax authorities because a portion of the credits were monetized under an economic stimulus program enacted by the French government. We intend to conduct a study of these research and development tax credits to determine if some or all of the benefit of these credits can be recognized in our financial statements in accordance with the Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109.” The study findings may result in an adjustment to our research and development credits.  However, until the study is completed and any adjustment is known, no amounts are being recognized.

Investments

We review our financial investments in debt and equity securities in accordance with the FASB’s, Staff Position, or FSP, FAS 115-2  “Recognition and Presentation of Other-Than-Temporary Impairments”. If an impairment exists and we intend to sell the security or it is more likely than not that we will sell the debt or equity security before recovery, the impairment is considered other-than-temporary and the entire amount of the impairment shall be recognized in earnings. Additionally, if an impairment of a debt security exists and it is more likely than not that we will not sell the debt security before recovery of its cost basis, but it is probable that we will be unable to collect all amounts due according to the contractual terms of the security, the impairment is considered other-than-temporary. The amount of the impairment related to credit losses shall be recognized in earnings and the amount of the impairment related to other factors shall be recognized in other comprehensive income. During the six months ended June 30, 2009, we recognized an approximate $35,000 charge to income as a result of a write-down of certain asset-backed securities due to an other-than-temporary decline.

Results of Operations

Three and Six Months Ended June 30, 2009 and June 30, 2008

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2009	2008	($)	(%)
Total revenue	$8,111	$7,611	$500	7%
Cost of product sales	1,914	1,990	(76)	(4)%
Gross margin	$6,197	$5,621	$576	10%
Gross margin %	76%	74%	2%

	For the Six Months Ended,		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2009	2008	($)	(%)
Total revenue	$15,395	$14,825	$570	4%
Cost of product sales	3,755	4,033	(278)	(7)%
Gross margin	$11,640	$10,792	$848	8%
Gross margin %	76%	73%	3%

Revenue.  The $500,000 and $570,000, or 7% and 4%, increases in revenue in the three- and six-month periods ended June 30, 2009 as compared to the same periods in 2008 were primarily due to increases in sales of our microsphere products for interventional gynecology and interventional oncology procedures, offset by decreases in the sales of gastric products, which we discontinued selling in 2008. Specifically:

•                                          worldwide product revenue from sales of our microspheres for use in interventional gynecology for UFE procedures increased $449,000 and $844,000, respectively, or 8%, from the three- and six-month periods ended June 30, 2008 due to higher unit sales of our Embosphere Microspheres and to a price increase which went into effect on January 1, 2009 in the United States.  During the three- and six- month periods ended June 30, 2009, revenue from sales in the United States of our microspheres increased $556,000 and $997,000, or 13% and 12%, respectively, as compared to the same periods in 2008. Revenue from sales in Europe, the Middle East and Africa, or EMEA, during the three- and six-month periods ended June 30, 2009 decreased $187,000 and $264,000, or 22% and 16%, respectively, principally due to the effect of foreign exchange rates on revenues in Europe. Revenue from sales outside of the United States and EMEA increased $80,000 and $111,000, or 29% and 28%, respectively, during the three- and six- month periods ended June 30, 2009 as compared to the same period in 2008, due to increased demand for our microspheres products in Canada and to the timing of a larger than usual stocking order for our distributor in Argentina.

•                                          worldwide product revenue from sales of our microspheres for use in interventional oncology increased $195,000 and $439,000, or 14% and 16%, respectively, from the three- and six-month periods ended June 30, 2008 because of higher sales of our Embosphere Microsphere and Quadrasphere Microsphere products in the United States. During the three- and six-month periods ended June 30, 2009, revenue from sales in the United States of our Embosphere Microspheres increased $158,000 and $388,000, or 20% and 25%, respectively, while revenue from sales of our QuadraSphere Microspheres increased $98,000 and $137,000, or 83% and 57%, respectively, as compared to the same periods in 2008.  Revenue from sales in EMEA during the three- and six-month periods ended June 30, 2009 decreased $23,000 and $34,000, or 7% and 5%, respectively, principally due to the effect of exchange rates noted above. Revenue from sales outside the United States and EMEA decreased $38,000 and $52,000, or 20% and 15%, respectively, primarily due to a decrease in demand in Brazil, as our sales in the second quarter of 2008 were higher due to the distributor taking advantage of favorable exchange rates.

The increase in revenue during the three- and six-month periods ended June 30, 2009, as compared to the same period in 2008, was also due to the recognition of $69,000 of revenue related to the $1.00 million nonrefundable payment we received upon the signing of a distribution agreement with Nippon Kayaku for the exclusive distribution of our embolic products in Japan.

Included in the increase in revenue noted above is the effect of changes in foreign exchange rates. During the three and six months ended June 30, 2009, as compared to the same period in 2008, revenue decreased approximately $158,000  and $272,000 due to changes in foreign exchange rates, as revenue from our French operations decreased due to the strengthening of the U.S. dollar versus the euro.

For the three and six months ended June 30, 2009, total worldwide embolics and delivery systems revenue was $7.94 million and $15.12 million, an increase of 9% over the same periods in 2008. Offsetting these increases was a decrease in revenue from the sales of nonstrategic gastric products in Europe, which included, among other things, barium and drainage kits, as we completed the phase-out of these nonstrategic products during 2008.  Sales of these nonstrategic products were negligible during the three- and six-month periods ended June 30, 2009, compared with $199,000 and $773,000, respectively, during the same periods in 2008.

Gross Margin.  Gross margin as a percentage of revenue for the three- and six-month periods ended June 30, 2009 increased to 76%, compared to 74% and 73%, respectively, in the three- and six-month periods ended June 30, 2008, primarily due to an increase in microsphere sales, which have the highest gross margins among our product offerings as a percentage of overall sales, and to the elimination of the sale of nonstrategic gastric products, which have historically had lower margins.

Expense Overview

	For the Three Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2009	2008	($)	(%)
Research and development	$704	$770	$(66)	(9)%
Sales	2,623	2,615	8	0%
Marketing	1,311	1,693	(382)	(23)%
General and administrative	1,702	1,672	30	2%
Patent	205	135	70	52%
Total operating expenses	$6,545	$6,885	$(340)

	For the Six Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2009	2008	($)	(%)
Research and development	$1,690	$1,417	$273	19%
Sales	5,340	5,266	74	1%
Marketing	2,825	3,017	(192)	(6)%
General and administrative	3,599	3,308	291	9%
Patent	377	402	(25)	(6)%
Total operating expenses	$13,831	$13,410	$421

Research and Development Expense.  Research and development expense for the three-month period ended June 30, 2009 decreased as compared to the same period in 2008, primarily due to a reduction in salary and benefits as a result of the elimination of a headcount position and to changes in exchange rates because the dollar cost of our European operations decreased $49,000 as the dollar strengthened compared to the euro in the current-year period.  During the six-month period ended June 30, 2009, research and development expense increased as compared to the same period in 2008 due to higher third-party development costs of approximately $300,000, offset by the decreases noted above. During the first quarter of 2009, a third-party developer delivered a working prototype relating to a new process for the manufacture of our Embosphere Microspheres.

Sales Expense.  Sales expense for the three- and six-month periods ended June 30, 2009 increased slightly over the comparable periods in 2008, primarily due to higher incentive compensation and an increase in activities to support our expansion in Asia, offset by the effect of changes in exchange rates. During the second quarter of 2009, the sales force earned a higher rate of commissions on higher sales performance against targets as compared to the same quarter in the prior year, and during the first quarter of 2009 we added a full-time Asia territory manager to manage the relationship with our distributor in China, as well as to seek to develop other distribution channels in Asia. These increases were offset by changes in exchange rates, which reduced the dollar cost of our euro-denominated expenses $52,000 and $100,000, respectively, as compared to the three- and six-month periods ended June 30, 2008.

Marketing Expense.  Marketing expense for the three- and six-month periods ended June 30, 2009 decreased as compared to the same period in 2008, primarily due to the more efficient deployment of marketing resources in the U.S. Specifically, during the three months ended June 30, 2008, we sponsored a satellite symposium at the 2008 Society of Interventional Radiology meeting featuring Beverly Johnson, and we engaged in significant other national marketing activities to publicize the increase in hospital reimbursement for the UFE procedure, which became effective in 2008. These activities did not reoccur in 2009, as we have focused more resources in local marketing activities, specifically our new community health talk programs.

General and Administrative Expense.  General and administrative expense increased for the three- and six-month periods ended June 30, 2009 over the comparable period in 2008. The increase in expense was primarily due to an increase in business development activities.

Patent Expense.  Patent expense increased for the three-month period ended June 30, 2009 as compared to the same period in 2008, due to costs associated with a review of our patent portfolio performed during the second quarter of 2009. During the six-month period ended June 30, 2009, patent expense decreased due to a decrease in patent costs associated with our HepaSphere Microsphere drug delivery platform offset by the increase noted above.

Interest Income.  Interest income in the three- and six-month periods ended June 30, 2009 decreased $109,000 and $278,000, respectively, as compared to the comparable periods in 2008 due to lower interest rates on available investment-grade assets. At June

30, 2009, $14.60 million of our marketable securities and cash equivalents were held in treasury obligations, representing 99% of our total investments.

Foreign Exchange Gain/Loss, Net. Foreign exchange gains and losses primarily resulted from euro-to-U.S. dollar foreign currency fluctuations on euro-denominated intercompany short-term trade payable accounts.

Liquidity and Capital Resources

As of June 30, 2009, we had $17.70 million of cash, cash equivalents and marketable securities, a decrease of $540,000 from $18.24 million at December 31, 2008. This decrease was primarily the result of operating losses and changes in working capital. Consistent with prior years, during the first half of 2009, we made annual royalty payments of approximately $1.20 million on intellectual property we have licensed from third parties, due to sales of products during 2008. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenue, bank financing and, to a lesser extent, the exercise of stock options.

Net cash used in operating activities for the six months ended June 30, 2009 was $91,000 and includes a net loss of $2.16 million, offset by $962,000 in working capital changes, non-cash charges primarily related to stock-based compensation and depreciation and amortization. Accounts receivable increased $287,000 from December 31, 2008 due to higher sales, offset by a decrease in days that sales were outstanding, or DSO, which decreased to 56 days at June 30, 2009 from 59 days at December 31, 2008. The decrease in DSO is primarily due to increased collection efforts in the United States. Inventory decreased $363,000 from December 31, 2008 due to a decrease in delivery system products relating to the timing of purchasing these products, which are manufactured for us by third parties, and a reduction in HepaSphere Microspheres and QuadraSphere Microspheres inventory due to higher than expected sales. Other accrued expenses increased $626,000 from December 31, 2008, primarily due to deferred revenue relating to the Nippon Kayaku distribution agreement and an increase in the reserve of research and development tax credit carryforwards, offset by annual payments associated with royalties on intellectual property.

Net cash used in operating activities for the six months ended June 30, 2008 was $2.95 million and includes a net loss of $2.56 million and $1.82 million in working capital changes, offset by non-cash charges primarily related to stock-based compensation. Accounts receivable increased $662,000 from December 31, 2007 due to higher sales and to a three-day increase in DSO, which increased to 57 days at June 30, 2008 from 54 days at December 31, 2007. Accounts payable for the six months ended June 30, 2008 decreased $1.02 million, due primarily to the timing of payments on delivery system products, production materials and capital equipment.  Other accrued expenses decreased $680,000 for the six months ended June 30, 2008, due primarily to annual payments associated with royalties on intellectual property.

In the first six months of 2009, we spent $185,000 to purchase new trade-show booths and to purchase equipment to increase the capacity of our research and development facility.

Net cash used in financing activities was $253,000 for the six months ended June 30, 2009, which included $289,000 for the payment of a quarterly preferred stock dividend in cash, and scheduled principal payments on existing capital arrangements, offset by the proceeds from the issuance of common stock under our employee stock purchase plan.

We believe that the $17.70 million in cash, cash equivalents and marketable securities that we have as of June 30, 2009, together with anticipated proceeds from sales of our microspheres and delivery systems, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months. In the longer term, we expect to fund our operations and capital requirements through a combination of expected proceeds from product sales and capital equipment financings.

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

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation:

•                                         unanticipated changes in the amount of revenue we generate from sales of our products, in particular from sales of our Embosphere Microspheres for UFE;

•                                         changes in our UFE regulatory and marketing programs;

•                                         an adverse judgment in either of the product liability lawsuits pending against us, as further described in “Part II, Item 1 Legal Proceedings,” which could materially adversely impact market acceptance of our products and, if not adequately covered by our product liability insurance, could have a material adverse effect on our liquidity and our ability to continue all or a portion of our business operations;

•                                         costs associated with any clinical trial necessary for a regulatory filing in the United States to market our QuadraSphere Microspheres for the treatment of primary liver cancer;

•                                         costs resulting from changes in our research and development, regulatory and marketing strategies;

•                                         competitive advances that make it harder for us to market and sell our products;

•                                         the timing and cost of FDA regulatory review;

•                                         the market’s acceptance of any approved products;

•                                         inflation; and

•                                         adverse global market and economic conditions.

We also may need additional funds for possible strategic acquisitions of synergistic businesses, products and/or technologies.

We may require substantial additional cash to fund our planned, and any unplanned, expenses. If adequate funds are not available, we could be required to reduce our capital expenditures, scale back or eliminate some or all of our research, development, sales and marketing initiatives, reduce our workforce and license to others, or divest products or technologies that we otherwise would seek to commercialize ourselves, or otherwise curtail our business operations. If market conditions permit, we may seek additional funding through a combination of collaborative arrangements, debt financing, or the sale of additional equity securities. We may not receive such additional funding on reasonable terms, or at all. Any sales of equity or debt securities are likely to dilute our existing stockholders, and the new securities may have rights, preferences or privileges senior to those of existing holders of our capital stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Borrowing Agreements

On June 30, 2009, our $3.00 million credit facility with a bank expired.  There were no borrowings outstanding under this agreement as of June 30, 2009, and we did not borrow any amounts under this agreement during the prior five years. Previously, the credit facility acted as security for all outstanding letters of credit.  As of June 30, 2009, we had $116,000 classified as restricted cash to be held as collateral for our existing letters of credit relating to our facility leases.

Other Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments from those previously included in our Form 10-K as of December 31, 2008.

As of June 30, 2009, we are party to two operating leases for our facilities in Rockland, Massachusetts, and Roissy, France. The Roissy, France, operating lease expires in May 2010. On January 5, 2009, we amended the lease for the office and laboratory facility that we currently occupy in Rockland, Massachusetts. Pursuant to that amendment, the term of the lease was extended from February 28, 2009 to February 28, 2010.

Off Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, or SFAS 166. This SFAS removes the concept of a qualifying special-purpose entity, or SPE,  from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or SFAS 140, and eliminates the exception for qualifying SPEs from the consolidation guidance of FASB Interpretation No 46(R), “Consolidation of Variable Interest Entities,” or FIN 46(R).  SFAS 166 is effective January 1, 2010.  We do not believe the adoption of SFAS 166 will have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS 167. This SFAS addresses the effects of eliminating the qualifying special-purpose entity, or QSPE, concept from SFAS 140, and responds to concerns about the application of certain key provisions of FIN 46(R), including concerns over the transparency of enterprises involvement with variable interest entities. SFAS 167 is effective January 1, 2010.  We do not believe the adoption of SFAS 167 will have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” or the Codification. This SFAS will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Following this SFAS, the Board will not issue new standards in the form of SFAS, FSPs, or Emerging Issues Task Force, or EITFs. Instead, it will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification.

During the first half of 2009, we were required to adopt the following accounting policies resulting from newly issued standards.

•                  FSP No. FAS 107-1 and Accounting Principles Bulletin, or APB, 28-1, “Interim Disclosures about Fair Value Financial Instruments,” or FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

•                  FSP No. FAS 115-2, FAS 124-2 and EITF No. 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, FAS 124-2 and EITF 99-20-2.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend the existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

•                  FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate that a transaction is not orderly.

•                  FSP No. FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” or FSP FAS 141(R)-a.  This FSP amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations,” to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting periods beginning on or after December 15, 2008.

•                  SFAS No. 165, “Subsequent Events,” or SFAS 165.  This SFAS establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

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

•                  SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS 161. SFAS 161 is intended to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, and requires additional information regarding how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect our financial position, financial performance and cash flows.

•                  FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” or FSP EITF 03-6-1.  FSP EITF 03-6-1 clarifies that unvested share payment awards with a right to receive nonforfeitable dividends are participating securities for the purposes of applying the two-class method of calculating earnings per share.

•                  FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”

•                  FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP FAS 157-2. FSP FAS 157-2 delayed the effective date for SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including:

•                                         any projections of the availability of cash to fund our operations, revenue, expenses, earnings or losses from operations, or other financial items;

•                                         any statements of the plans, strategies and objectives of management for future operations;

•                                         any statements regarding our position in litigation;

•                                         any statements concerning product research, development, regulatory approval or clearance and commercialization time lines;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of June 30, 2009, we did not own any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the euro, and as of June 30, 2009, approximately euro 1.72 million, or $2.41 million, remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenue and expenses in France are primarily denominated in the euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated other comprehensive income” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments primarily in treasuries and, to a lesser extent, in asset-backed securities. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. A hypothetical 100-basis-point increase or decrease in interest rates would not have a material impact on the fair value of our short-term investments or their respective cash flows as of June 30, 2009. As of June 30, 2009, approximately 99% of the $14.60 million classified as available-for-sale marketable securities and cash equivalents will mature within one year.

ITEM 4.     CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

On August 17, 2005, a lawsuit was filed in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, entitled Brett Pingel by next friend Dawn LaRose vs. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our EmboGold Microspheres in a juvenile nasal angiofibroma embolization or the negligence of the health-care providers or both factors combined. The plaintiffs seek compensatory and punitive damages. In the lawsuit, Plaintiffs allege that the EmboGold Microspheres were defective and unreasonably dangerous in their design and that we did not, in the product’s package insert, provide sufficient information to health-care professionals regarding certain risks associated with the use of the product.  We have filed an answer to this lawsuit in which we have denied the claims being made. We carry product liability insurance for cases such as this, and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists. Pretrial discovery is ongoing. Plaintiff has voluntarily dismissed John Stith, M.D. from the lawsuit without a settlement payment and has settled with Dr. Beineman and St. Louis University for a confidential amount. Recently the plaintiff dismissed St. Louis University Hospital without prejudice, and without payment by St. Louis University Hospital, so that we are now the only defendant. This case is currently set for trial on October 19, 2009.

On June 4, 2008, a lawsuit was filed in the Superior Court of California, County of Los Angeles entitled Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center and Biosphere Medical, Inc. Plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed and that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with our Embosphere Microspheres. Plaintiff claims that the product was defective, that the manner in which it is marketed and sold is misleading, that the health-care providers were negligent, and that one or more of these factors combined to cause his injuries. Plaintiff is seeking compensatory and punitive damages. We have filed an answer to this lawsuit in which we have denied all claims being made. Pretrial discovery is ongoing. On April 24, 2009, we filed a motion for summary judgment, which is scheduled to be heard on October 15, 2009. A trial date has been set for January 5, 2010. We carry product liability insurance for cases such as this and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists.

We intend to defend the Pingel and Rashidi claims vigorously. However, we cannot give any assurance that we will prevail in either claim, that our product liability insurance coverage would be sufficient to cover any judgments, or that all or any part of our liabilities, if any, for either lawsuit would be covered by our product liability insurance. Accordingly, we are currently unable to predict the financial or operational impact of either of these product liability litigations. Moreover, if we are forced to satisfy a significant judgment in excess of our product liability coverage, we may not have sufficient cash to pay such judgment. There can be no assurance that, if required, we would be able to raise the additional funds required to satisfy such judgment on favorable terms, or at all.  In such case, we may be required to curtail our operations, which could have a material adverse effect on our financial condition, results of operations, the viability of our business and our future prospects, and would likely cause our stock price to decline.

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

We have incurred operating losses since our inception and, as of June 30, 2009, had an accumulated deficit of approximately $92.58 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, to perform clinical trials, marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses for the remainder of 2009 and beyond as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

We may never become profitable. If we do become profitable, we may not remain profitable on a continuing basis. Our failure to become and remain profitable could depress the market price of our common stock and impair our ability to raise capital and expand, diversify or continue our operations.

We are a defendant in two product liability lawsuits, the outcomes of which are uncertain, and that could result in adverse judgments substantially in excess of our product liability coverage and could harm our business, reputation, and financial condition.

In August 2005, we were named as a defendant in a lawsuit commenced in the Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, which we refer to as the Pingel Claim. The Pingel Claim is currently set for trial on October 19, 2009. The lawsuit alleges, among other things, that a patient suffered permanent bilateral blindness as a result of the use of our EmboGold Microspheres in a juvenile nasal angiofibroma embolization or the negligence of the health-care providers or both factors combined.  Plaintiff is seeking an unspecified amount in compensatory and punitive damages. In the lawsuit, Plaintiff alleges that our EmboGold Microspheres were defective and unreasonably dangerous in their design and that we did not, in the product’s package insert, provide sufficient information to health-care professionals regarding certain risks associated with the use of the product.

In June 2008, we were named as a defendant in a lawsuit commenced in the Superior Court of California, County of Los Angeles, which we refer to as the Rashidi Claim. A trial date has been set for January 5, 2010. Plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed, that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with our Embosphere Microspheres. Plaintiff alleges that the product was defective, that the manner in which it is marketed and sold is misleading, that the health-care providers were negligent, and that one or more of these factors combined to cause his injuries. The plaintiff is seeking an unspecified amount in compensatory and punitive damages.

Our business, financial conditions and results of operations are subject to a number of significant risks relating to these pending lawsuits, including the following:

•                  Claims asserting medical product liability have in the past resulted in multiple-million-dollar damage awards for plaintiffs against various manufacturers of drugs and medical devices. Although we currently maintain product liability insurance coverage, if the plaintiff in either of these matters prevails with the claims against us and is awarded substantial damages, our insurance, which is subject to a $5.00 million cap on the maximum amount our insurer is required to pay for all claims within any one-year period, may not provide us with adequate coverage for a judgment against us. If we are forced to satisfy a judgment in excess of our product liability coverage, we may not have sufficient cash to pay such judgment. There can be no assurance that, if required, we would be able to raise the additional funds required to satisfy such judgment on favorable terms, or at all. In such case, we may be required to curtail our operations, which could have a material adverse effect on our financial condition, results of operations, the viability of our business and future prospects, and would likely cause our stock price to decline.

•                  Our product liability insurer has advised us in writing that a verdict against us for punitive damages in either the Pingel Claim or the Rashidi Claim is specifically excluded from our coverage. Our insurer has also advised us that it does not waive any other defenses to coverage that may apply. If either plaintiff is awarded punitive damages, or if our insurer pursues and successfully prevails in any defenses to its coverage in either claim, we could be required to make substantial payments for which we may not have sufficient cash. There can be no assurance that, if required, we would be able to raise the additional funds required to make such payments on favorable terms, or at all. In such case, we may be required to curtail our operations, which could have a material adverse effect on our financial condition, results of operations, the viability of our business and our future prospects, and would likely cause our stock price to decline.

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

•                  If, as a result of this litigation, the market perceives that our products are unsafe, we could be unsuccessful in our efforts to gain market acceptance of our products and experience a decline in our revenue, which could adversely affect our financial condition, results of operations, the viability of our business, and cause our stock price to decline as a result.

•                  In these lawsuits plaintiffs alleged that our EmboGold Microspheres and Embosphere Microspheres are defective and that the manner in which the applicable product was marketed was insufficient.  As is often the case when product liability lawsuits arise that assert claims of defects in the manufacturing and design of a medical device or of a failure to warn of risks inherent to such product, the FDA and comparable regulatory agencies outside of the U.S. could engage in a further review of the safety of these products and their approved conditions for use.  On the basis of that review, the FDA or such other regulatory agency could decide to impose additional requirements regarding the manufacturing,  marketing or promotion of these products, require changes to the labeling of these products, recall these products, or commence proceedings to withdraw its clearance of the products, any of which could harm our reputation, adversely affect market acceptance of these products or cause a decline in revenue from the sale of the applicable product, which could adversely affect our financial condition, results of operations, the viability of our business and our future prospects, and cause our stock price to decline.

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

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation:

•                  unanticipated changes in the amount of revenue we generate from sales of our products, in particular from sales of our Embosphere Microspheres for UFE;

•                  an adverse judgment in either of the product liability lawsuits described in “Item 1- Legal Proceedings” could materially adversely affect market acceptance of our products, and if not covered by our product liability insurance, could have a material adverse effect on our liquidity;

•                  costs associated with any clinical trial necessary for a regulatory filing in the United States to market our QuadraSphere Microspheres for the treatment of primary liver cancer;

•                  costs resulting from changes in our research and development, regulatory and marketing strategies;

•                  competitive advances that make it harder for us to market and sell our products;

•                  the timing and cost of regulatory approvals and clearances ;

•                  inflation; and

•                  adverse global market and economic conditions.

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

•                  regulatory approvals or clearances;

•                  product recalls;

•                  product liability claims against our products, including any adverse judgments;

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

In addition, a large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenue declines or does not grow as much as we anticipate, we might not be able to improve our operating margins. Failure to achieve anticipated levels of revenue could significantly harm our operating results for a particular fiscal period. Due to these fluctuations, our operating results in some quarters may not meet the expectations of our investors and our stock price may decline.

Unstable market and economic conditions may have serious adverse consequences on our business.

As widely reported, global credit and financial markets have been experiencing extreme disruptions in the past year, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. The global economic crisis could adversely affect sales of our products. Also, if the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals.

At June 30, 2009, we had $17.70 million of cash, cash equivalents and marketable securities consisting of asset-backed securities and government obligations. We are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

There is also a possibility that our stock price may decline, because of the volatility of the stock market and the general economic downturn.

Compliance with changing regulation of corporate governance and public disclosure, as well as potential new accounting pronouncements, could impact our future financial position and results of operations.

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

The majority of our revenue for the year ended December 31, 2008 and the six months ended June 30, 2009 was derived from the sale of Embosphere Microspheres for use in UFE. Our principal business focus is to grow our embolotherapy business through increases in the utilization rate for UFE procedures versus other procedures to treat uterine fibroids and in the employment by medical providers of our Embosphere Microspheres in such procedures in lieu of competing products. We began marketing and selling Embosphere Microspheres for UFE in 2002, but to date we have not achieved widespread market acceptance of UFE as an alternative to other procedures, including hysterectomy. Our ability to grow our product revenue is substantially dependent upon growth in UFE procedures and our ability to achieve widespread acceptance of the use of Embosphere Microspheres for use in UFE procedures. If growth in UFE procedures does not occur and if we do not achieve such market acceptance, our product revenue and our prospects for profitability and success will be materially adversely affected.

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

In the United States, we began selling our first microsphere product in the first half of 2000. In November 2002, we received FDA clearance to market our Embosphere Microspheres in the United States for UFE procedures. We began to market and sell our HepaSphere Microspheres in the European Union in the fourth quarter of 2005 and received marketing clearance from the FDA for our QuadraSphere Microspheres in November 2006. Our success will depend upon increasing acceptance by the medical community, patients and third-party payors that our Embosphere Microspheres and other products are medically therapeutic and cost-effective. Our products may not gain widespread market acceptance for a variety of reasons, including:

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

•                  To use our microspheres correctly for a particular medical procedure, trained physicians must correctly evaluate the subject’s vasculature, select and use the proper size and quantity of the product, and carry out appropriate placement of the product. Physician error potentially could have significant adverse health effects on the patient, including death.

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

•                  Product liability claims could create a perception that our products are unsafe. For example, in August 2005 and June 2008 we were named as defendants in product liability lawsuits in which the plaintiffs claim that they were harmed as a result of the use of our microspheres or the negligence of the health-care providers or both factors combined. See “Risk Factors -We are a defendant in two product liability lawsuits, the outcomes of which are uncertain, could result in adverse judgments substantially in excess of our product liability coverage, and could harm our business, reputation and financial condition.”

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

Product liability claims could create a perception that our products are unsafe. For example, in August 2005 and June 2008 we were named as defendants in product liability lawsuits in which the plaintiffs claim that they were harmed as a result of the use of our microspheres or the negligence of the health-care providers or both factors combined. See “Risk Factors -We are a defendant in two product liability lawsuits, the outcomes of which are uncertain, could result in adverse judgments substantially in excess of our product liability coverage, and could harm our business, reputation and financial condition.”

If we experience delays, difficulties or unanticipated costs in establishing and growing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and seeking to increase our sales.

We continue to develop sales, distribution and marketing capabilities primarily in the United States, the European Union, Asia and South America to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It has been, and we expect it will continue to be, expensive and time-consuming for us to seek to develop a global sales and marketing force. At June 30, 2009, we had a sales and marketing force of 41 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentives to maintain our sales and marketing force or to attract new sales and marketing personnel to promote our products. We have only limited sales and marketing experience in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We will be required to expend significant resources for research, development, testing and regulatory approval or clearance of our products under development, and these products may not be developed successfully.

We are developing and commercializing products for medical applications using embolotherapy techniques, including, without limitation, MR Microspheres, Resorbable Microspheres and a smaller-sized version of our HepaSphere Microsphere and QuadraSphere Microsphere, all of which are still in preclinical development. Our products under development may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, engineering, and preclinical and/or clinical testing, as well as regulatory approval or clearance and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

•                  be developed successfully;

•                  be proven safe and effective in clinical trials;

•                  offer therapeutic or other improvements over current treatments and products;

•                  meet applicable regulatory standards or receive regulatory approvals or clearance;

•                  be capable of production in commercial quantities at acceptable costs; or

•                  be successfully marketed.

If we do not develop and introduce new products, our business may not grow and our future prospects may be adversely affected.

In order to grow our revenue in future periods we need to develop and introduce new applications for our embolotherapy technology and pursue opportunities for microsphere technology in other medical applications. Any such new application for our embolotherapy technology or microsphere technology will be subject to a number of risks inherent in the development and commercialization of a medical device product, including uncertainties with respect to the successful completion of clinical trials, our ability to achieve and maintain, and our willingness to seek, required regulatory approvals or clearances and our ability to successfully commercialize, market and sell these new applications, assuming FDA approval or clearance is achieved. If, as a result of these or other risks, we are not successful in developing new applications and products, our position in, and share of, the markets in which we participate, and our business, financial condition, results of operations and prospects may be adversely affected.

We may be exposed to product liability claims, and if we are unable to obtain or maintain adequate product liability insurance, then we may incur substantial costs and expenses in defending such claims and may have to pay significant monetary damages in a successful product liability claim against us.

The development and sale of medical devices entails an inherent risk of product liability. For example, if physicians do not use our products properly, if patients experience adverse side effects in procedures in which our products are used, or if patients, health-care providers or other constituencies conclude that any of our products are not safe or effective for any reason, we may be exposed to product liability claims. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. For example, please refer to “Risk Factors—We are a defendant in two product liability lawsuits, the outcomes of which are uncertain, could result in adverse judgments substantially in excess of our product liability coverage, and could harm our business, reputation and financial condition” above for a further discussion of two pending product liability lawsuits in which we are a defendant.

Although we maintain insurance, including product liability insurance, we cannot provide assurance that any claim that may be brought against us could result in court judgments or settlements in amounts that are not covered, in whole or in part, by our insurance or that are in excess of the limits of our insurance coverage.  For example, our current product liability insurance policies contain an exclusion for punitive damages, which are typically sought in most product liability lawsuits. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Any product liability claim brought against us, regardless of whether it has merit, could result in the increase of our product liability insurance rates or our inability to secure additional insurance coverage in the future. A product liability claim, whether meritorious or not, could be time-consuming and expensive to defend, could be harmful to our reputation, could result in a diversion of management and financial resources away from our primary business, could require us to incur payment obligations that cannot be satisfied due to insufficient capital, and could result in product recalls, withdrawals or labeling, marketing or promotional restrictions. Any such actions could harm our reputation,  adversely affect market acceptance of our products or cause a decline in revenue from the sale of the applicable product, which could adversely affect our financial condition, results of operations, the viability of our business and our future prospects and cause our stock price to decline.

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

The availability and levels of reimbursement by governmental and other third-party payors affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payors may attempt to contain or reduce the costs of health care by lowering the rate at which providers are reimbursed for embolization procedures or challenging the prices that companies such as ours charge for medical products. For example, on January 1, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued a rule providing for a single, all-inclusive reimbursement code for UFE. This code is inclusive of all services occurring on the day of the procedure. This physician reimbursement rate is lower than the rate historically received by physicians. We believe that some physicians have shifted their procedural mix away from UFE in response to this change in reimbursement, which has, and may continue to, negatively affect our sales growth. Conversely, beginning January 1, 2008 the CMS assigned a new ambulatory procedure code, or APC, for UFE procedures performed in an outpatient setting. We believe that this new APC code has resulted in an increase in hospital reimbursement for UFE procedures. However, CMS could adversely change this APC code in the future or otherwise decrease the payment rate for such UFE procedures. Any change in reimbursement levels could have an adverse effect on utilization rates for UFE procedures.

In some foreign countries, particularly the countries of the European Union where our microsphere products are currently marketed and sold, the pricing of medical devices is subject to governmental control, and the prices charged for our products have in some instances been reduced as a result of these controls.

Initiatives to limit the growth of health-care costs, including price regulation, are underway in the United States and other major health-care markets. For example, payors may increase the complexity of patient precertification required prior to performing a UFE procedure. In addition, we may be affected by prescription drug benefit legislation recently enacted in the United States. It is unclear what, if any, impact on hospital and/or physician reimbursement levels for UFE may result from new health-care reform initiatives currently being debated in the U.S. Congress. While these initiatives have in many cases related to pharmaceutical pricing, implementation of more sweeping health-care reforms in significant markets may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician’s selection of products used to treat patients.

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

As of July 31, 2009, we believe that Sepracor Inc., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 22% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, one of our directors is chairman of the board of directors of Sepracor, and we have granted board-observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitle them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

The holders of our series A preferred stock have the right to an adjustment in the conversion rate of the series A preferred stock if we issue securities at a price below the purchase price paid by these holders. These provisions could substantially dilute stockholders’ interest in us in the event of future financing transactions. The holders of series A preferred stock also have the right to receive a 6% dividend per annum which, at our election, may be paid in cash or additional shares of series A preferred stock. To the extent such dividends are paid in stock, this dividend could also further dilute stockholders’ ownership interest. In addition, the holders of our series A preferred stock have the right to participate in future capital-raising transactions by us. The existence of this right may reduce our ability to establish terms with respect to, or enter into, any financing with parties other than the holders of our series A preferred stock.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state health-care fraud and abuse laws and regulations or the Foreign Corrupt Practices Act, to report financial information or data accurately or to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of customer information or information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses.

The marketing claims the FDA specifically authorized us to make regarding our microspheres in the United States were set forth in the FDA clearance. Our EmboGold Microspheres have not been specifically cleared for use in UFE. Although our QuadraSphere Microspheres are identical to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepatocellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not indicated for use in hepatocellular carcinoma and hepatic metastasis. We will need to submit a marketing application to the FDA in order to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepatocellular cancer or hepatic metastasis, while European Union regulations do not require such an application for this class of medical devices. Accordingly, in order for us to seek FDA approval or clearance to promote the use of QuadraSphere Microspheres for the embolization of hepatocellular carcinoma and hepatic metastasis, we will need to submit clinical data to the FDA. Although we have not received approval or clearance from the FDA to market our QuadraSphere Microspheres for primary or metastatic liver cancer, we believe that some physicians are using QuadraSphere Microspheres in the treatment of primary and metastatic liver cancer. If the FDA were to conclude that we have improperly promoted our products for unapproved indications, the FDA could allege that our promotional activities misbrand or adulterate our products.

In addition, during the course of our operations, our directors, executives and employees may have access to material, nonpublic information regarding our business, our results of operations or potential transactions we are considering. Despite the adoption of an Insider Trading Policy, we may not be able to prevent a director or employee from trading in our common stock on the basis of, or while having access to, material, nonpublic information. If a director or employee was to be investigated, or an action was to be brought against a director or employee for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

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

We are also subject to numerous U.S. and foreign regulatory requirements governing the conduct of clinical trials, marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all the risks associated with FDA approval or clearance described above, as well as risks attributable to the requirement to satisfy local regulations in foreign jurisdictions. Approval or clearance by the FDA does not ensure approval by regulatory authorities of some countries outside the United States. Many foreign regulatory authorities, including those in major markets such as Japan and the People’s Republic of China, have different approval processes.

If the FDA or another regulatory agency places restrictions on, or imposes additional approval or clearance requirements with respect to, products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products.

Even if the FDA grants us approval or clearance with respect to marketing any product, such product will be subject to ongoing regulatory review and restrictions, including the review of clinical results which are reported after such product is made commercially available, and restrictions on the indications for which we can market the product. The FDA can propose to withdraw approval or clearance or impose additional restrictions if new clinical data on the use of a product indicates that a product may not be safe for use under the approved conditions of use. For example, we are party to two product liability lawsuits in which plaintiffs have made allegations to the effect that our EmboGold Microspheres and Embosphere Microspheres are defective and not accompanied by proper warnings and instructions for use. Product liability claims like these can lead the FDA and comparable regulatory agencies outside of the U.S. to engage in a further review of the safety of these products and their approved conditions for use. On the basis of that review, the FDA or such other regulatory agency could determine to impose additional requirements regarding the manufacturing, marketing or promotion of these products, require changes to the labeling of these products, or commence proceedings to withdraw its clearance of the products, any of which could harm our reputation, adversely affect market acceptance of these products or cause a decline in revenue from the sale of the applicable product, which could adversely affect our financial condition, results of operations, the viability of our business and our future prospects and cause our stock price to decline.  For a further discussion of these lawsuits, please see “Item 1 — Legal Proceedings” and “Item 1A — Risk Factors — We are a defendant in two product liability lawsuits, the outcomes of which are uncertain, and that could result in adverse judgments substantially in excess of our product liability coverage, and could harm our business, reputation and financial condition.”

The marketing claims we are permitted to make in labeling or advertising regarding our microspheres in the United States are limited to those consistent with any FDA approval or clearance. For example, because our EmboGold Microspheres are not cleared for specific use in UFE, we may not promote them for this specific use. Although our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepatocellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not specifically indicated for use in hepatocellular carcinoma and hepatic metastasis. FDA regulations require that we conduct clinical trials prior to submitting a marketing application to claim the use of QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepatocellular cancer or hepatic metastasis, while European Union regulations do not require it for this class of medical devices. Accordingly, in order for us to seek FDA approval or clearance to promote the use of QuadraSphere Microspheres for the embolization of hepatocellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials. If the FDA were to conclude that our advertisements or labeling, or statements made by our sales representatives or other company officials, improperly promote our products for unapproved indications, the FDA could allege that our promotional activities misbrand or adulterate our products. Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective labeling, including sending letters to health-care providers. The FDA also could take enforcement action, including seizure of product, injunction or criminal prosecution against us and our officers or employees, or seek civil penalties or disgorgement or restitution.

We may in the future make modifications to our microspheres or their labeling or the process through which they are manufactured, which we determine do not necessitate the filing of a new 510(k) notification or premarket approval, or PMA application. However, if the FDA does not agree with our determination, it may require us to make additional 510(k) filings for the modification, or to file a PMA application, and we may be prohibited from marketing the modified product or the new claims until we obtain FDA approval or clearance. The FDA may also institute an enforcement action against us in these circumstances. Similarly, if we obtain premarket approval, we may not be able to make product, manufacturing or labeling changes until we get further FDA approval. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions which could affect our ability to develop, market and sell our products and product candidates successfully and could harm our reputation and lead to decreased acceptances of our products by the market.

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

Existing or future legislation or regulations may make it more difficult and costly for us to obtain regulatory approval or clearance of our product candidates and to produce, market and distribute products after approval.

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

Legislation or regulations enacted or modified in the future, including potential changes to the 510(k) premarket notification process, may also make it more difficult and/or costly to obtain clearance of new medical device products or to produce, market and distribute products after approval.

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

On January 13, 2005, we were notified of a Notice of Opposition filed in the European Patent Office, or EPO, by Biocompatibles UK Limited on December 23, 2004, challenging the patentability of the claims in our granted European Patent, EP 1128816, which relates to certain PVA microspheres for use in embolization and methods thereof. On December 10, 2007, the EPO upheld the claims of our patent in amended form and rendered its formal written decision on December 27, 2007. We and Biocompatibles have appealed this decision. The EPO has not set a date, but we expect oral proceedings to be scheduled within the next six to twelve months. On July 1, 2008, Biocompatibles UK Limited filed a Notice of Opposition in the EPO challenging the patentability of the claims in our granted European Patent, EP 1267839, which relates to certain drug-loaded microspheres and their use in embolization. We filed a reply to Notice of Opposition on March 19, 2009.  Oral Proceedings are scheduled for March 3, 2010. We intend to continue to defend our European patent. We are not able to predict the outcome of either of these opposition proceedings.

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

We are dependent on various license agreements relating to each of our current and proposed products that grant us rights to intellectual property held by third parties. In particular, we have an agreement with L’Assistance Publique-Hôpitaux de Paris, pursuant to which L’Assistance Publique-Hôpitaux de Paris has granted us exclusive rights to use two United States patents and their foreign counterparts that we jointly own with L’Assistance Publique-Hôpitaux de Paris relating to Embosphere Microspheres. We also have an agreement with Dr. Shinichi Hori pursuant to which we have an exclusive royalty-bearing license relating to Japanese patent rights for our HepaSphere Microsphere and QuadraSphere Microsphere products. We also have an agreement with Archimmed SARL pursuant to which we have an exclusive royalty-bearing license to patent rights for our MR Microsphere product, which is in development. Each of these agreements can be terminated on short notice by the licensor if we default on our obligations under the license and fail to cure such default after notice is provided. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party’s failure, to comply with the terms of any of these licenses could result in our losing our rights to the license, which could result in our being unable to develop, manufacture or sell products which contain the licensed technology.

Risks Relating to the Production and Supply of Our Products

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer.

If we fail to produce sufficient products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce and package all of our microsphere products in one manufacturing facility in France. We have contracted with two suppliers for our guidewire products, and are currently in negotiation to extend an existing contract with a third party to supply and package our catheter product. Either we or any third-party manufacturer would likely experience significant delays or cessation in producing our products if we or they experience difficulties, delays or failures in manufacturing processes, quality control processes, equipment calibration, process-critical equipment or in any other process necessary for the manufacture of our products, or if we or they experience a labor-based error or omission, or a labor strike, natural disaster, local or regional conflict or any disruption in supply. If we are unable to manufacture and package our products at our facility in France, we may be required to enter into arrangements with one or more alternative contract manufacturing companies.

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

Medical device manufacturers must adhere to current Good Manufacturing Practices and Quality System Regulations which are enforced by the FDA through its inspection program. We and other third-party manufacturers must comply with various quality system requirements pertaining to all aspects of our product design and manufacturing process, including requirements for packaging, labeling and record keeping, complaint handling, corrective and preventive actions, adoption of new manufacturing methods and internal auditing. In addition, medical device manufacturing laws are also in effect in many countries outside of the U.S. We or our third-party manufacturers may not be able to comply or maintain compliance. If we or any third-party manufacturers we engage fail to comply, such noncompliance could significantly delay our receipt of new product premarket approvals, result in FDA enforcement action, including an embargo on imported devices, or otherwise cause delays and disruptions in the manufacture and supply of our products, any of which would harm our reputation and could materially adversely affect our operating results.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers’ demands for our products in a timely manner or within budget.

We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately ten third-party vendors, including a third party from which we purchase guidewires for our Segway Guidewire product; a third party from which we purchase catheters for our EmboCath Plus Infusion Microcatheter product; and a third party from which we purchase guidewires for our Sequitor Steerable Guidewire product. Our reliance on our suppliers exposes us to risks, including:

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenue from the sale of our microspheres and delivery system products outside the United States. For the six months ended June 30, 2009 and for the year ended December 31, 2008, approximately 21% and 20%, respectively, of our revenue was derived from sales of our microspheres and delivery systems in geographic territories outside the United States. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

In 2008, we commercially launched our Embosphere Microsphere product in the People’s Republic of China. Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China. The economy of China has been transitioning from a planned economy to a market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in interruptions of our commercialization efforts in China. In addition, the Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Our commercialization efforts in China could be materially harmed by any changes in the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations. If such commercialization efforts in China are materially harmed, we would not be able to grow sales of our Embosphere Microspheres in China and our operating results could be adversely affected.

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

The market price of our stock is highly volatile. From January 1, 2007 through July 31, 2009, the price of our common stock has ranged from a low of $1.26 to a high of $8.02. As a result of this volatility, investments in our stock could rapidly lose their value.

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

•                  filings of, results of, or developments under lawsuits involving us or our competitors;

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 14, 2009.  At the meeting, the following matters were voted upon by holders of our common stock and series A preferred stock:

1.   To elect the following eight persons to serve as directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified:

	Votes For	Votes Withheld

Timothy J. Barberich	19,381,550	327,323
William M. Cousins, Jr.	17,205,041	2,503,832
Richard J. Faleschini	19,387,363	321,510
Marian L. Heard	19,059,480	649,393
Alexander M. Klibanov, Ph.D.	19,337,363	371,510
John H. MacKinnon	19,333,016	375,857
Riccardo Pigliucci	19,018,772	690,101
David P. Southwell	17,437,867	2,271,006

Each of the above-named individuals was elected as a director.

2.   To approve an amendment to the 2000 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan from 160,000 to 230,000:

Number of Shares For:	12,991,551
Number of Shares Against:	317,865
Number of Shares Abstain:	10,193

3.    To approve an amendment to the 2006 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan from 2,500,000 to 3,000,000.

Number of Shares For:	10,855,844
Number of Shares Against:	2,292,134
Number of Shares Abstain:	171,631

ITEM 6.          EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2009	BIOSPHERE MEDICAL, INC.

/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2009	/s/ MARTIN J. JOYCE
Martin J. Joyce
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2009	/s/ MICHAEL R. MEGNA
Michael R. Megna
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1*+	International Distribution Agreement, dated April 16, 2009, by and between BioSphere Medical, Inc. and Nippon Kayaku Co. Ltd.

10.2	2006 Stock Incentive Plan, as amended (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2009).

10.3	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2009).

31.1*	Certification of the principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*                    Filed herewith.

+                    Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.