Form 10-Q
period 2009-09-30
BIOSPHERE MEDICAL INC
filed 2009-11-06
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2009 was 18,391,585 shares.

BioSphere Medical, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents, including restricted cash of $116 as of September 30, 2009	$18,408	$17,837
Marketable securities	158	402
Accounts receivable, net of allowance for doubtful accounts of $98 and $97 as of September 30, 2009 and December 31, 2008, respectively	4,714	4,729
Inventories	3,749	3,762
Prepaid and other current assets	689	663
Total current assets	27,718	27,393
Property and equipment, net	897	989
Goodwill	1,443	1,443
Other assets	510	403
Total Assets	$30,568	$30,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,588	$1,175
Accrued compensation	2,478	2,051
Accrued preferred dividend	145	145
Other accrued liabilities	1,831	2,031
Current portion of capital lease obligations	10	9
Current portion of deferred revenue	333	63
Total current liabilities	6,385	5,474
Long-term portion of deferred revenue	514	—
Long-term capital lease obligations	—	8
Total Liabilities	6,899	5,482

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 6% series A convertible preferred stock, 12,000 shares authorized, 9,636 shares issued and outstanding as of September 30, 2009 and December 31, 2008	8,521	8,521
Common stock, $.01 par value; 50,000,000 shares authorized, 18,391,585 and 18,347,022 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	184	184
Additional paid-in capital	107,203	105,729
Accumulated deficit	(92,943)	(90,129)
Accumulated other comprehensive income	704	441
Total stockholders’ equity	23,669	24,746
Total Liabilities and Stockholders’ Equity	$30,568	$30,228

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Revenue:
Product sales	$7,499	$7,094	$22,616	$21,711
Licensing and collaborative revenue	187	104	465	312
Total revenue	7,686	7,198	23,081	22,023
Costs and expenses:
Cost of product sales	1,851	1,889	5,606	5,922
Research and development	765	822	2,455	2,239
Sales	2,497	2,497	7,838	7,763
Marketing	1,287	1,855	4,111	4,872
General and administrative	1,782	1,609	5,381	4,917
Patent	199	151	576	553
Total costs and expenses	8,381	8,823	25,967	26,266
Loss from operations	(695)	(1,625)	(2,886)	(4,243)
Interest income	(1)	88	—	368
Interest expense	(1)	(1)	(4)	(7)
Foreign exchange gain (loss), net	(128)	282	(64)	64
Realized gain (loss) on investments	4	(13)	(31)	(17)
Other income, net	—	—	—	5
Loss before taxes	(821)	(1,269)	(2,985)	(3,830)
Income tax benefit (provision)	605	(129)	605	(129)
Net loss	(216)	(1,398)	(2,380)	(3,959)
Preferred stock dividends	(145)	(145)	(434)	(434)
Net loss applicable to common stockholders	$(361)	$(1,543)	$(2,814)	$(4,393)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.02)	$(0.09)	$(0.16)	$(0.24)
Weighted average number of common shares outstanding
Basic and diluted	18,057	17,990	18,035	17,977

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(2,380)	$(3,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of doubtful accounts	—	(15)
Provision for inventory obsolescence	—	113
Depreciation and amortization	323	324
Non-cash stock compensation	1,433	1,389
Foreign currency loss (gain), net	64	(64)
Realized loss on available-for-sale investments	31	2
Unrealized loss on available-for-sale investments	—	15
Changes in operating assets and liabilities:
Accounts receivable	60	(455)
Inventories	100	(71)
Prepaid expenses and other current assets	(133)	(62)
Accounts payable	401	(455)
Accrued compensation	406	283
Other accrued expenses	559	(247)
Net cash provided by (used in) operating activities	864	(3,202)
Cash flows from investing activities:
Purchase of property and equipment	(192)	(294)
Proceeds from the sale and maturity of marketable securities	373	7,208
Purchase of marketable securities	(125)	—
Acquisition of patent rights	—	(345)
Net cash provided by investing activities	56	6,569
Cash flows from financing activities:
Proceeds from issuance of common stock under employee benefit and incentive plans	41	62
Payment of cash dividends for preferred stock	(434)	(290)
Principal payments under long-term debt and capital lease obligations	(7)	(25)
Net cash used in financing activities	(400)	(253)
Effect of exchange rate changes on cash and cash equivalents	51	(25)
Net increase in cash and cash equivalents	571	3,089
Cash and cash equivalents at beginning of period	17,837	15,608
Cash and cash equivalents at end of period	$18,408	$18,697

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                Nature of Business

BioSphere Medical, Inc. (the “Company”) develops, manufactures and markets products for medical procedures that use embolotherapy. Embolotherapy is the minimally invasive, image-guided therapeutic introduction of various biocompatible substances into a patient’s circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging or to devitalize or destroy a structure by occluding its blood supply. The Company’s core technologies consist of patented bioengineered polymers, which are chemical compounds that the Company creates through the application of medical science, engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles, or microspheres, that are designed to have uniquely beneficial properties for a variety of medical applications. The Company’s principal focus is the application of its Embosphere® Microspheres for the treatment of symptomatic uterine fibroids using a procedure called uterine fibroid embolization (“UFE”). The Company’s wholly owned subsidiary, BioSphere Medical SA (“BMSA”), a French société anonyme, holds the license to the embolotherapy technology that is the main focus of the Company’s business.

2.                Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The consolidated financial statements include the accounts of the Company’s three wholly owned subsidiaries, BMSA, BioSphere Medical Japan, Inc. and BSMD Ventures, Inc. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the three- and nine-month periods ended September 30, 2009 and 2008. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2009.

Subsequent Events

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2009 and on or before November 6, 2009, the date these consolidated financial statements were issued.

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

Restricted cash consists of amounts the Company is required to keep as collateral for its existing letter of credit relating to its facility lease in Rockland, Massachusetts.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable and payable, capital lease obligations and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

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

In September 2006, the Company entered into an agreement to license certain patent technologies to a third party in exchange for an upfront lump-sum payment of $250,000 and an additional 4% royalty on future net sales of the licensed products. Under the agreement, the third party is required to pay a minimum royalty of $1.00 million over the first three years of the agreement. The Company is recognizing both the up-front payment and the minimum royalties over the estimated useful life of the patent. The Company recognized approximately $312,000 as licensing revenue relating to this agreement during the nine months ended September 30, 2009 and 2008. Subsequent to September 30, 2009 the Company received a payment totaling approximately $409,000 representing the remaining amounts due under the $1.00 million minimum royalty.

On April 16, 2009, the Company entered into an international distribution agreement with Nippon Kayaku Co., Ltd. (“Nippon Kayaku”). The agreement grants Nippon Kayaku the exclusive right to distribute the Company’s HepaSphere™ Microspheres and Embosphere Microspheres in Japan.  The agreement provides that Nippon Kayaku will be responsible for filing, obtaining and maintaining all regulatory approvals necessary for the sale, marketing, pricing and reimbursement of the products in Japan, including performing any clinical trials required as a result of seeking such regulatory approvals in Japan.  Assuming product approval, the Company will provide HepaSphere Microspheres and Embosphere Microspheres to Nippon Kayaku for distribution and sale in Japan. Additionally, Nippon Kayaku has agreed to make a nonrefundable milestone payment of $1.00 million in 2009 and up to $3.00 million in additional milestone payments based upon specified objectives, including achievement of clinical, regulatory and sales goals. In the second quarter of 2009, Nippon Kayaku made the nonrefundable $1.00 million milestone payment, which will be recognized as collaborative revenue ratably over the expected term of the research and development period.  For the nine months ended September 30, 2009, the Company recognized approximately $153,000 as collaborative revenue relating to the Nippon Kayaku agreement, with the remaining $847,000 recorded as short- and long-term deferred revenue.

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

Although the Company’s French subsidiary, BMSA, has been profitable in recent periods and is expected to recognize a minimal profit in 2009, the Company expects BMSA to recognize a loss in future years as the Company invests in product development, new manufacturing technologies and invests in sales and marketing to grow the business in Europe and, therefore, the Company will continue to maintain a full valuation allowance on its tax benefits until profitability has been sustained over a time period that is, and in amounts that are, sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company continues to evaluate whether, in its view, it is more likely than not that some or all of its deferred tax assets in each of its tax jurisdictions will be realized.

As of September 30, 2009, the Company has approximately $605,000 in research and development tax credits related to research and development activities performed at the Company’s French facility between 2004 through the third quarter of 2009.  During the first nine months of 2009, the Company received $411,000 from the French tax authorities because a portion of those credits were monetized under an economic stimulus program enacted by the French government. During the third quarter of 2009, the Company conducted a study of these research and development tax credits and determined the benefit of these credits could be recognized in the Company’s financial statements. As of September 30, 2009, $77,000 in outstanding research and development tax credits related to 2005 have been included in other current assets until they are received by the French tax authorities, and $117,000 in tax credits related to 2009 have been included in other long-term assets.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss; specifically, the effects of foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities. For the three and nine months ended September 30, 2009 and 2008, the Company’s comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(216)	$(1,398)	$(2,380)	$(3,959)
Cumulative translation adjustment	237	(501)	229	(115)
Unrealized gain (loss) on investments	1	9	34	(37)
Total comprehensive income (loss)	$22	$(1,890)	$(2,117)	$(4,111)

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

	As of September 30,
(in thousands)	2009	2008
Shares issuable upon exercise of stock options	3,450	2,870
Shares issuable upon conversion of convertible securities	2,409	2,409
Shares issuable upon exercise of outstanding warrants	400	400
Unvested restricted stock awards	335	335
	6,594	6,014

Stock Options

The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock and stock issued under the Company’s employee stock purchase plan based on estimated fair values.  The fair value of employee stock options and employee stock purchases is estimated on the date of grant using the Black-Scholes option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense with pro rata vesting on a straight-line basis over the requisite service periods in the Company’s Consolidated Statements of Operations.  Because share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for forfeitures.

3.                Marketable Securities and Cash Equivalents

All current fixed maturity securities are classified as “available for sale” and are reported at fair value. The Company has determined that its investment securities are available to support current operations and, accordingly, has classified such marketable securities as current assets without regard to contractual maturities. The unrealized gains or losses on these securities are included in accumulated other comprehensive income as a separate component of stockholders’ equity unless the decline in value is deemed to be other-than-temporary, in which case securities are written down to fair value and the loss is charged to income. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. During the third quarter of 2009, the Company sold two asset-backed securities, on which it had previously recognized a $35,000 other-than-temporary decline.  These securities were sold at a loss, yet the loss was less than the other-than-temporary loss previously recognized, resulting in a gain of $4,000 for the three months ended September 30, 2009. No material realized gains or losses were recognized for the nine months ended September 30, 2008.

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of September 30, 2009 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Asset-backed obligations	$34	$—	$(1)	$33
Treasury bills	125	—	—	125
Total marketable securities	159	—	(1)	158
Cash equivalents:
Treasury obligations	14,500	—	—	14,500
Total marketable securities and cash equivalents	$14,659	$—	$(1)	$14,658

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of December 31, 2008 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Asset-backed obligations	$436	$—	$(34)	$402
Total marketable securities	436	—	(34)	402
Cash equivalents:
Treasury obligations	17,000	—	—	17,000
Total marketable securities and cash equivalents	$17,436	$—	$(34)	$17,402

As of September 30, 2009, the contractual maturities of marketable securities are as follows:

(in thousands)	Estimated Fair Value
Due within one year:
Treasury bills	$125
Due after ten years:
Asset-backed obligations	33
Total marketable securities	158
Cash equivalents:
Treasury obligations	14,500
Total marketable securities and cash equivalents	$14,658

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at each reporting period as of September 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Asset-backed obligations	$33	$—	$33	$—
Treasury bills	125	125	—	—
Total marketable securities	158	125	33	—
Cash equivalents:
Treasury obligations	14,500	14,500	—	—
Total marketable securities and cash equivalents	$14,658	$14,625	$33	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Asset-backed obligations	$402	$—	$310	$92
Total marketable securities	402	—	310	92
Cash equivalents:
Treasury obligations	17,000	17,000	—	—
Total marketable securities and cash equivalents	$17,402	$17,000	$310	$92

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance (at December 31, 2008):	$92
Total realized losses:
Included in earnings	(31)
Transfers in and/or out of Level 3	(61)
Ending balance (at September 30, 2009)	$—

The transfers out of Level 3 during the nine-month period ending September 30, 2009are due to the sale of the asset-backed securities in this classification.

4.                Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	September 30, 2009	December 31, 2008
Finished goods	$2,077	$2,395
Work in process	1,249	1,039
Raw material	423	328
Total inventory	$3,749	$3,762

5.                Segment Information

The Company develops microspheres and other ancillary embolotherapy products for use in the treatment of hypervascularized tumors, including uterine fibroids, and arteriovenous malformations. The Company operates exclusively in the embolotherapy product business, which the Company considers as one business segment. Financial information by geographic area, attributable to countries according to the location of customers and equipment, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Revenue:
United States	$5,995	$6,007	$18,132	$16,625
France	379	423	1,267	2,199
Other European Union countries	608	541	1,802	1,633
Other foreign countries	704	227	1,880	1,566
Total revenue	$7,686	$7,198	$23,081	$22,023

(in thousands)	September 30, 2009	December 31, 2008
Property and equipment, net:
United States	$222	$291
France	675	698
Total property and equipment, net	$897	$989

6.                Stock Plans

The fair value of stock options granted during the three and nine months ended September 30, 2009 and 2008 are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options granted (in thousands)	8	3	611	732
Weighted-average exercise price	$3.62	$3.60	$1.74	$4.23
Weighted-average grant date fair value	$2.31	$2.06	$1.10	$2.51
Assumptions:
Dividend yield	0%	0%	0%	0%
Expected volatility	67%	61%	68%	65%
Risk-free interest rate	3.32%	3.28%	2.33%	2.84%
Expected term (years)	6.21	5.61	6.20	5.67

Changes in outstanding stock options for the nine months ended September 30, 2009 were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,891	$4.98
Granted	611	$1.74
Exercised	(4)	$0.81
Forfeited and expired	(48)	$5.34

Outstanding at September 30, 2009	3,450	$4.41	6.79	$1,662

Exercisable at September 30, 2009	1,754	$5.01	5.53	$524
Vested or expected to vest at September 30, 2009	3,174	$4.44	6.69	$1,499

Changes in unvested restricted stock awards for the nine months ended September 30, 2009 were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2008	335	$1.85
Awarded	18	$1.80
Vested	(18)	$6.84
Unvested at September 30, 2009	335	$1.59

At September 30, 2009, there were $3.11 million and $119,000 of unrecognized compensation cost, net of estimated forfeitures, related to unvested options and restricted stock awards, respectively, which the Company expects to recognize over weighted-average periods of 2.96 years and 0.72 years, respectively.  However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

7.     Contingencies

On September 15, 2009, the Company entered into a settlement agreement with the plaintiff in a product liability lawsuit filed against the Company and other previously dismissed defendants in the matter captioned Brett Pingel by next friend Dawn LaRose v. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The parties agreed to settle the case without any admission of liability. The Company maintains product liability insurance, and its insurer has agreed to pay the full amount of the settlement.

On June 4, 2008, a lawsuit was filed in the Superior Court of California, County of Los Angeles, entitled Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center and BioSphere Medical, Inc. Plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed and that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with the Company’s Embosphere Microspheres. Plaintiff claims that the product was defective, that the manner in which it is marketed and sold is misleading, that the health-care providers were negligent, and that one or more of these factors combined to cause his injuries. Plaintiff is seeking compensatory and punitive damages.   The Company filed an answer to this lawsuit in which it has denied all the claims being made. Pretrial discovery is ongoing. On April 24, 2009, the Company filed a motion for summary judgment, which is scheduled to be heard in February 2010. The case is presently set for trial on June 7, 2010.  The Company carries product liability insurance for cases such as this, and this case is currently being defended by the Company’s insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists.

The Company intends to defend the Rashidi claim vigorously. However, the Company cannot give any assurance that it will prevail in the claim, that its product liability insurance coverage would be sufficient to cover any judgment, or that all or any part of its liabilities, if any, for the lawsuit would be covered by its product liability insurance. Accordingly, the Company is currently unable to predict the financial or operational impact of this product liability litigation.

8.                Recent Accounting Pronouncements

Fair Value Measurements and Disclosures (Accounting Standards Update (“ASU”) 2009-05 Topic 820) — Measuring Liabilities at Fair Value

The amendments of ASU 2009-05 clarify the measurement of liabilities at fair value.  When a quoted price in an active market for the identical liability is not available, the guidance requires that fair value be measured using one or more of the listed valuation techniques to maximize the use of relevant observable inputs and minimize the use of unobservable inputs.  This guidance is effective for the first reporting period beginning after its issuance in August 2009. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position or cash flows.

Revenue Recognition (ASU 2009-13 Topic 605) — Multiple-Deliverable Revenue Arrangements

The amendments of ASU 2009-13 require an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. When applying the relative-selling-price method, the determination of the selling price for each deliverable must be consistent with the objective of determining vendor-specific objective evidence of fair value, which is the price at which the entity does or would sell the element on a stand-alone basis.  The amendments of ASU 2009-13 require both ongoing disclosures regarding an entity’s multiple-element revenue arrangement, as well as certain transitional disclosures during the periods after adoption.  This guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. The Company does not believe the adoption of this standard will have a material impact on its results of operations, financial position or cash flows.

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

•                  HepaSphere Microspheres, which are marketed in the European Union and Brazil for primary and metastatic liver cancer, and in the European Union for drug delivery in the treatment of primary and metastatic liver cancer; and

•                  QuadraSphere®  Microspheres, which are marketed for the treatment of hypervascularized tumors and arteriovenous malformations in the United States. Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres. Regulations of the United States Food and Drug Administration, or FDA, require that we conduct clinical trials regarding the use of QuadraSphere Microspheres and submit a marketing application which includes data from the clinical trials to the FDA in order to obtain the approvals and clearances required to promote QuadraSphere Microspheres for the treatment of a specific disease or condition, such as primary and metastatic liver cancer. European Union regulations do not require preclearance clinical trials for this class of medical device on an indication-by-indication basis. We have submitted an application to the FDA for authorization to start a clinical trial to evaluate the use of QuadraSphere Microspheres to deliver doxorubicin, a chemotherapeutic agent, for the treatment of primary liver cancer.

On April 16, 2009, we entered into an international distribution agreement with Nippon Kayaku Co., Ltd., or Nippon Kayaku. The agreement grants Nippon Kayaku the exclusive right to distribute our HepaSphere Microspheres and Embosphere Microspheres in Japan.  The agreement provides that Nippon Kayaku will be responsible for filing, obtaining and maintaining all regulatory approvals necessary for the sale, marketing, pricing and reimbursement of the products in Japan, including performing any clinical trials required as a result of seeking such regulatory approvals in Japan.  Assuming product approval, we will provide HepaSphere Microspheres and Embosphere Microspheres to Nippon Kayaku for distribution and sale in Japan. Additionally, Nippon Kayaku has agreed to make a nonrefundable milestone payment of $1.00 million in 2009 and up to $3.00 million in additional milestone payments based upon specified objectives, including achievement of clinical, regulatory and sales goals. In the second quarter of 2009, Nippon Kayaku made the nonrefundable $1.00 million milestone payment, which will be recognized as collaborative revenue ratably over the expected term of the research and development period.  For the nine months ended September 30, 2009, we recognized approximately $153,000 as collaborative revenue relating to the Nippon Kayaku agreement.

On September 15, 2009, we entered into a settlement agreement with the plaintiff in a product liability lawsuit filed against us and other previously dismissed defendants in the matter captioned Brett Pingel by next friend Dawn LaRose v. BioSphere Medical, Inc., Bruce Kirke Bieneman, M.D., St. Louis University Hospital, John Stith, M.D. and St. Louis University. The parties agreed to settle the case without any admission of liability. We maintain product liability insurance, and our insurer has agreed to pay the full amount of the settlement.

In October 2009, we announced the submission to the FDA of an Investigational Device Exemption, or IDE, application for a clinical trial to evaluate the use of QuadraSphere Microspheres to deliver the chemotherapeutic agent doxorubicin for the treatment of primary liver cancer. The proposed clinical trial will be conducted in approximately 15 sites in the United States, European Union and Brazil and will focus on treating patients with advanced hepatocellular carcinoma, or primary liver cancer, and will compare QuadraSphere Microspheres with doxorubicin against conventional transarterial chemoembolization with doxorubicin.  Provided that the FDA approves our IDE application, we anticipate that patient enrollment will take approximately twelve months and that we will file a premarket approval application with the FDA approximately twelve months after the final patient is enrolled. We expect to fund the trial from current financial resources and cash flow from operations.

In the nine-month period ended September  30, 2009, we primarily generated revenue from product sales of our embolic products in North America and the European Union. We also recognized revenue from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenue also includes the sale of accessory embolotherapy devices such as our EmboCath® Plus Infusion Microcatheter, Sequitor® Steerable Guidewire and Segway® Guidewire. We derive a majority of our revenue in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids, using a procedure called uterine fibroid embolization, or UFE. Although we have not received approval or clearance from the FDA to market our QuadraSphere Microspheres for primary or metastatic liver cancer, we believe that some physicians are using QuadraSphere Microspheres in the treatment of primary and metastatic liver cancer. In the nine-month period ended September 30, 2009 and for the year ended December 31, 2008, we also derived a small portion of our revenue from the out-license of nonstrategic technology.

Our strategic priorities are to seek to accelerate our revenue growth by expanding the market for the minimally invasive treatment of symptomatic uterine fibroids using UFE and broadening treatment options for several medical conditions for patients and physicians, including treating primary liver cancer tumors using our HepaSphere Microspheres and QuadraSphere Microspheres.

We are currently developing a smaller-sized version of our HepaSphere Microsphere and QuadraSphere Microsphere for use in primary liver cancer tumors, which is being designed to allow for delivery into smaller vasculature. We are also conducting limited preclinical research based upon our proprietary technology. These preclinical programs include development of our MR Microsphere product, which is being designed to enhance our Embosphere Microspheres with features that make the microspheres visible under magnetic resonance imaging, or MRI, and development of our Resorbable Microsphere product, which is being designed to enhance our Embosphere Microspheres with features that would allow the microspheres to dissolve and be absorbed into the body. These programs are at an early stage of development, and we may not be successful in our development efforts.

We have experienced operating losses in each fiscal period since our inception. As of September 30, 2009, we had approximately $18.57 million in cash, cash equivalents and marketable securities, and an accumulated deficit of approximately $92.94 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to continue to incur operating losses in 2009 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities for our products and conducting the clinical trial and conducting research and development activities. Prior to 1999, we were engaged in chromatography programs that we divested in 1999. Of the cumulative operating loss at the end of the third quarter of 2009, approximately $31.54 million was related to our prior chromatography platform and approximately $61.40 million was related to embolotherapy platform development.

Research and Development

Research and development expense as a percentage of total revenue for the nine months ended September 30, 2009 and 2008 was 11% and 10%, respectively. Research and development expense in these periods relate primarily to:

•                  efforts to develop improved manufacturing processes for our currently marketed products;

•                  research to identify and evaluate new and innovative embolotherapy products based on our platform microsphere technology, including a smaller-sized microsphere for our HepaSphere Microsphere and QuadraSphere Microsphere product offerings, as well as our MR Microspheres and Resorbable Microspheres, all of which are in preclinical development;

•                  efforts to develop a new generation of steerable guidewire to augment and/or replace our current guidewire product offerings; and

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

Any failure to complete the development of our product candidates in a timely manner, or at all, could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, is set forth in “Part II, Item 1A—Risk Factors” below.

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

In our 2008 Annual Report on Form 10-K, we identified the critical accounting policies and estimates upon which the consolidated financial statements were prepared. We reviewed our accounting policies and determined that, except as set forth below, these remain the critical accounting policies and estimates for the quarter ended September 30, 2009. Actual results could differ materially from these estimates.

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

Although BioSphere Medical S.A., or BMSA, our wholly owned French subsidiary, has been profitable in recent periods and is expected to recognize a minimal profit in 2009, we expect that BMSA will recognize a loss in future years as we invest in product development, new manufacturing technologies and invest in sales and marketing to grow the business in Europe, and, therefore, we will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period that is, and in amounts that are, sufficient to support a conclusion that it is more likely than not that some portion or all of the deferred tax assets will be realized. We continue to evaluate to determine whether, in our view, it is more likely than not that some or all of our deferred tax assets in each of our tax jurisdictions will be realized. Any significant changes in any of our estimates and judgments, including our assumptions concerning the operating profitability of our French subsidiary, could have a significant impact on the valuation allowance on our tax assets and our reported operating results. As of September 30, 2009, we have NOL carryforwards in France of approximately $2.53 million, which were fully reserved.

Investments

We review our financial investments in debt and equity securities for other-than-temporary impairments. If an impairment exists and we intend to sell the security or it is more likely than not that we will sell the debt or equity security before recovery, the impairment is considered other-than-temporary and the entire amount of the impairment shall be recognized in earnings. Additionally, if an impairment of a debt security exists and it is more likely than not that we will not sell the debt security before recovery of its cost basis, but it is probable that we will be unable to collect all amounts due according to the contractual terms of the security, the impairment is considered other-than-temporary. The amount of the impairment related to credit losses shall be recognized in earnings and the amount of the impairment related to other factors shall be recognized in other comprehensive income. During the third quarter of 2009, we sold two asset-backed securities, on which we had already recognized a $35,000 other-than-temporary decline.  These securities were sold at a loss, yet the loss was less than the other-than-temporary loss previously recognized, resulting in a gain of $4,000 for the three months ended September 30, 2009.

Results of Operations

Three and Nine Months Ended September 30, 2009 and September 30, 2008

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(in thousands)	2009	2008	($)	(%)
Total revenue	$7,686	$7,198	$488	7%
Cost of product sales	1,851	1,889	(38)	(2)%
Gross margin	$5,835	$5,309	$526	10%
Gross margin %	76%	74%	2%

	For the Nine Months Ended,		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(in thousands)	2009	2008	($)	(%)
Total revenue	$23,081	$22,023	$1,058	5%
Cost of product sales	5,606	5,922	(316)	(5)%
Gross margin	$17,475	$16,101	$1,374	9%
Gross margin %	76%	73%	3%

Revenue.  The $488,000 and $1,058,000, or 7% and 5%, respectively, increases in revenue in the three- and nine-month periods ended September 30, 2009 as compared to the same periods in 2008 were primarily due to increases in sales of our microsphere products for interventional oncology procedures and to an increase in non-product revenue, which includes licensing revenue and a milestone payment under the Nippon Kayaku distribution agreement.

For the three and nine months ended September 30, 2009, total worldwide embolics and delivery systems revenue was $7.50 million and $22.61 million, an increase of 6% and 8%, respectively, over the same periods in 2008. Offsetting these increases was a decrease in revenue from the sales of nonstrategic gastric products in Europe, which included, among other things, barium and drainage kits, as we completed the phaseout of these nonstrategic products during 2008.  Sales of these nonstrategic products were negligible during the three- and nine-month periods ended September 30, 2009, compared with $16,000 and $790,000, respectively, during the same periods in 2008.

Worldwide product revenue from sales of our microspheres for use in interventional oncology increased $381,000 and $820,000, or 31% and 20%, respectively, from the three- and nine-month periods ended September 30, 2008 because of higher sales of our Embosphere Microsphere in the United States and China and higher sales of QuadraSphere Microsphere products in the United States. During the three- and nine-month periods ended September 30, 2009, revenue from sales in the United States of our Embosphere Microspheres increased $122,000 and $510,000, or 15% and 21%, respectively, while revenue from sales of our QuadraSphere Microspheres increased $66,000 and $204,000, or 54% and 56%, respectively, as compared to the same periods in 2008.  Revenue from sales in Europe, the Middle East and Africa, or EMEA, increased $28,000, or 12%, during the three months ended September 30, 2009, while sales decreased $6,000, or 1%, for the nine-month ended period as a result of unfavorable exchange rate movements. Revenue from sales outside the United States and EMEA increased $165,000 and $112,000, or 418% and 30%, respectively, primarily due to an increase in demand in China, as there were no sales in the third quarter of 2008 to China.

Worldwide product revenue from sales of our microspheres for use in interventional gynecology for UFE procedures decreased $41,000, or 1%, from the three-month period ended September 30, 2008 due to a decrease in sales in the United States and the effect of exchange rates.  Sales in the United States decreased $220,000, or 5%. We believe this decrease is a result of the current economic environment, including the high rate of unemployment in the United States, which has reduced the demand for elective procedures such as UFE. For the nine-month period ended September 30, 2009, worldwide product revenue from sales of our microspheres for use in interventional gynecology for UFE procedures increased $803,000, or 5%, due to an increase in United States sales resulting from a price increase that went into effect on January 1, 2009. Revenue from sales in EMEA during the nine-month period ended September 30, 2009 decreased $216,000, or 9%, primarily due to the effect of exchange rate changes. Revenue from sales outside of the United States and EMEA increased $131,000 and $242,000, or 135% and 48%, respectively, during the three- and nine-month periods ended September 30, 2009 as compared to the same periods in 2008, due to an increase in demand in Brazil and China, as there were no sales in the third quarter of 2008 to either China or Brazil.

The increase in revenue during the three- and nine-month periods ended September 30, 2009, as compared to the same periods in 2008, was also due to the recognition of $83,000 and $153,000, respectively, of revenue related to the $1.00 million nonrefundable payment we received upon the signing of a distribution agreement with Nippon Kayaku for the exclusive distribution of our embolic products in Japan.

Included in the revenue changes noted above is the effect of changes in foreign exchange rates. During the three and nine months ended September 30, 2009, as compared to the same periods in 2008, total revenue decreased approximately $59,000 and $384,000, respectively, due to changes in foreign exchange rates, as revenue from our French operations decreased due to the strengthening of the U.S. dollar versus the euro.

Gross Margin.  Gross margin as a percentage of revenue for the three- and nine-month periods ended September 30, 2009 increased to 76%, compared to 74% and 73%, respectively, in the three- and nine-month periods ended September 30, 2008, primarily due to an increase in non-product revenue related to the signing of the Nippon Kayaku distribution agreement and an increase in microsphere sales, which have the highest gross margins among our product offerings as a percentage of overall sales, and to the elimination of the sale of nonstrategic gastric products, which have historically had lower margins, and a reduction in inventory write-offs.

Expense Overview

	For the Three Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(in thousands)	2009	2008	($)	(%)
Research and development	$765	$822	$(57)	(7)%
Sales	2,497	2,497	—	—%
Marketing	1,287	1,855	(568)	(31)%
General and administrative	1,782	1,609	173	11%
Patent	199	151	48	32%
Total operating expenses	$6,530	$6,934	$(404)

	For the Nine Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(in thousands)	2009	2008	($)	(%)
Research and development	$2,455	$2,239	$216	10%
Sales	7,838	7,763	75	1%
Marketing	4,111	4,872	(761)	16%
General and administrative	5,381	4,917	464	9%
Patent	576	553	23	4%
Total operating expenses	$20,361	$20,344	$17

Research and Development Expense.  Research and development expense for the three-month period ended September 30, 2009 decreased as compared to the same period in 2008, primarily due to a reduction in salary and benefits as a result of a reduction in headcount at the beginning of 2009. During the nine-month period ended September 30, 2009, research and development expense increased as compared to the same period in 2008 due to higher third-party development costs of approximately $300,000, offset by the decrease in salary and benefits noted above. During the first quarter of 2009, a third-party developer delivered a working prototype relating to a new process for the manufacture of our Embosphere Microspheres.

Sales Expense.  Sales expense remained flat for the three-month period, and increased slightly during the nine-month period, ended September 30, 2009 as compared to the same periods in 2008.   The increase is primarily due to an increase in activities to support our expansion in Asia and South America. During the first quarter of 2009, we added a full-time territory manager in Asia to manage the relationship with our distributor in China, as well as to seek to develop other distribution channels in Asia. During the third quarter of 2009, we utilized a part-time resource in a similar function to manage our distributors in South America. These increases were offset by lower incentive compensation during the three months ended September 30, 2009 as compared to the same period in 2008 on lower performance against revenue targets in the United States.

Marketing Expense.  Marketing expense for the three- and nine-month periods ended September 30, 2009 decreased as compared to the same period in 2008, primarily due to a reduction in national marketing events and to more efficient deployment of marketing resources in the U.S. Specifically, during the three months ended September 30, 2008, we commenced the national UFE awareness campaign featuring Beverly Johnson, and we engaged in significant other national marketing activities to publicize the increase in hospital reimbursement for the UFE procedure, which became effective in 2008. These activities did not reoccur in 2009, as we have focused more resources in local marketing activities, specifically our new community health talk programs. During the nine-month period ended September 30, 2009, the decreases in marketing expense noted above were combined with a decrease in conference participation in Europe as we had a smaller presence at the 2009 Cardiovascular and Interventional Radiological Society of Europe, or CIRSE, and Global Embolization Symposium and Technologies, or GEST, conferences.

General and Administrative Expense.  General and administrative expense increased for the three- and nine-month periods ended September 30, 2009 as compared to the same periods in 2008. The increase in expense was primarily due to an increase in management incentive bonus, legal expenses associated with product liability litigation, tax advisory fees related to a review of our research and development tax credits and an increase in business development activities.  These increases were offset by lower personnel expenses in France during 2009 versus 2008.

Patent Expense.  Patent expense increased for the three- and nine-month periods ended September 30, 2009 as compared to the same period in 2008, due to costs associated with a review of our patent portfolio performed during 2009, offset by a reduction in the initial registrations of our drug delivery intellectual property.

Interest Income.  Interest income in the three- and nine-month periods ended September 30, 2009 decreased $89,000 and $368,000, respectively, as compared to the comparable periods in 2008 due to lower interest rates on available investment-grade assets. At September 30, 2009, $14.50 million of our marketable securities and cash equivalents were held in treasury obligations, representing 99% of our total investments.

Foreign Exchange Gain/Loss, Net. Foreign exchange gains and losses primarily resulted from euro-to-U.S. dollar foreign currency fluctuations on euro-denominated intercompany short-term trade payable accounts.

Income tax benefit (provision).  As of September 30, 2009, we have approximately $605,000 in research and development tax credits related to research and development activities performed at our French facility from 2004 through the third quarter of 2009.  During the first nine months of 2009, we received $411,000 from the French tax authorities because a portion of the credits were monetized under an economic stimulus program enacted by the French government. During the third quarter of 2009, we conducted a study of these research and development tax credits and determined the benefit of these credits could be recognized in our financial statements. As of September 30, 2009, $77,000 in outstanding research and development tax credits related to 2005 have been included in other current assets until they are received by the French tax authorities, and $117,000 in tax credits related to 2009 have been included in other long-term assets.

Liquidity and Capital Resources

As of September 30, 2009, we had $18.57 million of cash, cash equivalents and marketable securities, an increase of $330,000 from $18.24 million at December 31, 2008. This increase was primarily the result of net cash provided by operating activities and changes in working capital. Consistent with prior years, during the first nine months of 2009, we made annual royalty payments of approximately $1.20 million on intellectual property we have licensed from third parties, due to sales of products during 2008. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenue, bank financing and, to a lesser extent, the exercise of stock options.

Net cash provided by operating activities for the nine months ended September 30, 2009 was $864,000 and includes a net loss of $2.38 million, offset by $1.39 million in working capital changes, including approximately $411,000 received by our French facility relating to research and development tax credits that were monetized, non-cash charges primarily related to stock-based compensation and depreciation and amortization. Accounts receivable decreased $60,000 from December 31, 2008 due to a decrease in days that sales were outstanding, or DSO, which decreased to 55 days at September 30, 2009 from 59 days at December 31, 2008, offset by higher sales. The decrease in DSO is primarily due to increased collection efforts in the United States. Accounts payable increased $401,000 from December 31, 2008, primarily due to the timing of our normally scheduled check runs. Accrued compensation increased $406,000 from December 31, 2008, due to an increase in the accrual for management incentive bonuses based on higher year-to-date achievement to targets as compared to the full year 2008. Other accrued expenses increased $559,000 from December 31, 2008, primarily due to deferred revenue relating to the Nippon Kayaku distribution agreement offset by annual payments associated with royalties on intellectual property.

Net cash used in operating activities for the nine months ended September 30, 2008 was $3.20 million and includes a net loss of $3.96 million and $1.01 million in working capital changes, offset by non-cash charges primarily related to stock-based compensation and depreciation. Accounts receivable increased $455,000 due to higher sales and to an increase in days that sales were outstanding, which increased to 57 days at September 30, 2008 from 54 days at December 31, 2007. Accounts payable for the nine months ended September 30, 2008 decreased $455,000 due primarily to the timing of payments on delivery system products, which are manufactured for us by third parties, production materials and capital equipment.

In the first nine months of 2009, we spent $192,000 to purchase new trade-show booths and to purchase equipment to increase the capacity of our research and development facility.

Net cash used in financing activities was $400,000 for the nine months ended September 30, 2009, which included $434,000 for the payment of a quarterly preferred stock dividend in cash, and scheduled principal payments on existing capital arrangements, offset by the proceeds from the issuance of common stock under our employee stock purchase plan.

We believe that the $18.57 million in cash, cash equivalents and marketable securities that we have as of September 30, 2009, together with anticipated proceeds from sales of our microspheres and delivery systems, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months. In the longer term, we expect to fund our operations and capital requirements through a combination of expected proceeds from product sales and capital equipment financings. If market conditions permit, we may seek additional funding through a combination of collaborative arrangements, debt financing, or the sale of additional equity securities.

Our currently planned operating and capital requirements primarily include the need for working capital to:

•                                         support our clinical trial for QuadraSphere Microspheres;

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

•                                         an adverse judgment in the product liability lawsuit pending against us, as further described in “Part II, Item 1 Legal Proceedings,” which could materially adversely impact market acceptance of our products and, if not adequately covered by our product liability insurance, could have a material adverse effect on our liquidity and our ability to continue all or a portion of our business operations;

•                                         costs associated with our QuadraSphere Microspheres clinical trial;

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

We may require substantial additional cash to fund our planned, and any unplanned, expenses. If adequate funds are not available, we could be required to reduce our capital expenditures, scale back or eliminate some or all of our clinical research, development, sales and marketing initiatives, reduce our workforce, license to others, or divest products or technologies that we otherwise would seek to commercialize ourselves, or otherwise curtail our business operations. If market conditions permit, we may seek additional funding through a combination of collaborative arrangements, debt financing, or the sale of additional equity securities. We may not receive such additional funding on reasonable terms, or at all. Any sales of equity or debt securities are likely to dilute our existing stockholders, and the new securities may have rights, preferences or privileges senior to those of existing holders of our capital stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Borrowing Agreements

On June 30, 2009, our $3.00 million credit facility with a bank expired.  There were no borrowings outstanding under this agreement as of June 30, 2009, and we did not borrow any amounts under this agreement during the prior five years. Previously, the credit facility acted as security for all outstanding letters of credit.  As of September 30, 2009, we had $116,000 classified as restricted cash to be held as collateral for our existing letters of credit relating to our facility leases. We do not anticipate renewing the credit facility in the near term.

Other Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments from those previously included in our 2008 Annual Report on 10-K.

As of September 30, 2009, we are party to two operating leases for our facilities in Rockland, Massachusetts, and Roissy, France. The Roissy, France, original operating lease was scheduled to expire in May 2010; however, in accordance with the lease agreement, it automatically renewed for a three-year period that ends in May 2013. On January 5, 2009, we amended the lease for the office and laboratory facility that we currently occupy in Rockland, Massachusetts. Pursuant to that amendment, the term of the lease was extended from February 28, 2009 to February 28, 2010.

Off Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

Fair Value Measurements and Disclosures (Accounting Standards Update, or ASU, 2009-05 Topic 820) — Measuring Liabilities at Fair Value

The amendments of ASU 2009-05 clarify the measurement of liabilities at fair value.  When a quoted price in an active market for the identical liability is not available, the guidance requires that fair value be measured using one or more of the listed valuation techniques to maximize the use of relevant observable inputs and minimize the use of unobservable inputs.  This guidance is effective for the first reporting period beginning after its issuance in August 2009. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

Revenue Recognition (ASU 2009-13 Topic 605) — Multiple-Deliverable Revenue Arrangements

The amendments of ASU 2009-13 require an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. When applying the relative-selling-price method, the determination of the selling price for each deliverable must be consistent with the objective of determining vendor-specific objective evidence of fair value, which is the price at which the entity does or would sell the element on a stand-alone basis.  The amendments of ASU 2009-13 require both ongoing disclosures regarding an entity’s multiple-element revenue arrangement as well as certain transitional disclosures during the periods after adoption.  This guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. We do not believe the adoption of this standard will not have a material impact on our results of operations, financial position or cash flows.

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

•                                         any statements regarding the anticipated timing of, goals for, and outcomes of our planned QuadraSphere Microspheres clinical trial;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of September 30, 2009, we did not own any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the euro, and as of September 30, 2009, approximately euro 2.79 million, or $4.07 million, remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenue and expenses in France are primarily denominated in the euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated other comprehensive income” component of stockholders’ equity. Because our foreign currency exchange rate risk is not material, no quantitative tabular disclosure has been provided.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments primarily in treasuries and, to a lesser extent, in asset-backed securities. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. A hypothetical 100-basis-point increase or decrease in interest rates would not have a material impact on the fair value of our short-term investments or their respective cash flows as of September 30, 2009. As of September 30, 2009, approximately 99% of the $14.65 million classified as available-for-sale marketable securities and cash equivalents will mature within one year.

ITEM 4.   CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

On June 4, 2008, a lawsuit was filed in the Superior Court of California, County of Los Angeles entitled Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center and Biosphere Medical, Inc., which we refer to as the Rashidi claim. Plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed and that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with our Embosphere Microspheres. Plaintiff claims that the product was defective, that the manner in which it is marketed and sold is misleading, that the health-care providers were negligent, and that one or more of these factors combined to cause his injuries. Plaintiff is seeking compensatory and punitive damages. We have filed an answer to this lawsuit in which we have denied all claims being made. Pretrial discovery is ongoing. On April 24, 2009, we filed a motion for summary judgment, which is scheduled to be heard in February 2010. The case is presently set for trial on June 7, 2010. We carry product liability insurance for cases such as this and this case is currently being defended by our insurer under reservation of rights with respect to the claim of punitive damages, for which an exclusion from coverage exists.

We intend to defend the Rashidi claim vigorously. However, we cannot give any assurance that we will prevail in the claim, that our product liability insurance coverage would be sufficient to cover any judgments, or that all or any part of our liabilities, if any, for the lawsuit would be covered by our product liability insurance. Accordingly, we are currently unable to predict the financial or operational impact of this product liability litigation. Moreover, if we are forced to satisfy a significant judgment in excess of our product liability coverage, we may not have sufficient cash to pay such judgment. There can be no assurance that, if required, we would be able to raise the additional funds required to satisfy such judgment on favorable terms, or at all.  In such case, we may be required to curtail our operations, which could have a material adverse effect on our financial condition, results of operations, the viability of our business and our future prospects, and would likely cause our stock price to decline.

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

The following risk factors restate and supersede the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Risks Relating to Our Future Profitability, Our Financial Results and Need For Financing

Because we have a history of losses and our future profitability is uncertain, our common stock is a speculative investment.

We have incurred operating losses since our inception and, as of September 30, 2009, had an accumulated deficit of approximately $92.94 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, to perform clinical trials, for marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses for the remainder of 2009 and beyond as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

We may never become profitable. If we do become profitable, we may not remain profitable on a continuing basis. Our failure to become and remain profitable could depress the market price of our common stock and impair our ability to raise capital and expand, diversify or continue our operations.

We are a defendant in a product liability lawsuit, the outcome of which is uncertain, and which could result in an adverse judgment substantially in excess of our product liability coverage and could harm our business, reputation, and financial condition.

In June 2008, we were named as a defendant in a lawsuit commenced in the Superior Court of California, County of Los Angeles, which we refer to as the Rashidi Claim. The case is presently set for trial on June 7, 2010. Plaintiff alleges, among other things, that he presented to an emergency room with a severe nosebleed and that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with our Embosphere Microspheres. Plaintiff alleges that the product was defective, that the manner in which it is marketed and sold is misleading, that the health-care providers were negligent, and that one or more of these factors combined to cause his injuries. The plaintiff is seeking an unspecified amount in compensatory and punitive damages.

Our business, financial condition and results of operations are subject to a number of significant risks relating to this pending lawsuit, including the following:

•                  Claims asserting medical product liability have in the past resulted in multiple-million-dollar damage awards for plaintiffs against various manufacturers of drugs and medical devices. Although we currently maintain product liability insurance coverage, if the plaintiff in this matter prevails with the claims against us and is awarded substantial damages, our insurance, which is subject to a $5.00 million cap on the maximum amount our insurer is required to pay for all claims within any one-year period, may not provide us with adequate coverage for a judgment against us. If we are forced to satisfy a judgment in excess of our product liability coverage, we may not have sufficient cash to pay such judgment. There can be no assurance that, if required, we would be able to raise the additional funds required to satisfy such judgment on favorable terms, or at all. In such case, we may be required to curtail our operations, which could have a material adverse effect on our financial condition, results of operations, the viability of our business and future prospects, and would likely cause our stock price to decline.

•                  Our product liability insurer has advised us in writing that a verdict against us for punitive damages in the Rashidi Claim is specifically excluded from our coverage. Our insurer has also advised us that it does not waive any other defenses to coverage that may apply. If the plaintiff is awarded punitive damages, or if our insurer pursues and successfully prevails in any defenses to its coverage in the claim, we could be required to make substantial payments for which we may not have sufficient cash. There can be no assurance that, if required, we would be able to raise the additional funds required to make such payments on favorable terms, or at all. In such case, we may be required to curtail our operations, which could have a material adverse effect on our financial condition, results of operations, the viability of our business and our future prospects, and would likely cause our stock price to decline.

•                  Defending this litigation matter can be time consuming and can divert our management’s attention from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business.

•                  Our reputation with patients and health-care providers, including the referring gynecologists, oncologists and interventional radiologists, who are key to our current sales and marketing strategies, could be harmed because we have been named as a defendant in this lawsuit, which could adversely affect our ability to execute on our current sales and marketing strategies and, ultimately, on the sales of our products, and our stock price would likely decline as a result.

•                  If, as a result of this litigation, the market perceives that our products are unsafe, we could be unsuccessful in our efforts to gain market acceptance of our products and experience a decline in our revenue, which could adversely affect our financial condition, results of operations and the viability of our business, and cause our stock price to decline as a result.

•                  In this lawsuit the plaintiff alleged that our Embosphere Microspheres are defective and that the manner in which the applicable product was marketed was insufficient.  As is often the case when product liability lawsuits arise that assert claims of defects in the manufacturing and design of a medical device or of a failure to warn of risks inherent to such product, the FDA and comparable regulatory agencies outside of the U.S. could engage in a further review of the safety of these products and their approved conditions for use.  On the basis of that review, the FDA or such other regulatory agency could decide to impose additional requirements regarding the manufacturing, marketing or promotion of these products, require changes to the labeling of these products, recall these products, or commence proceedings to withdraw its clearance of the products, any of which could harm our reputation, adversely affect market acceptance of these products or cause a decline in revenue from the sale of the applicable product, which could adversely affect our financial condition, results of operations, the viability of our business and our future prospects, and cause our stock price to decline.

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

•                  support our QuadraSphere Microspheres clinical trial;

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

•                  an adverse judgment in our product liability lawsuit described in “Item 1- Legal Proceedings” could materially adversely affect market acceptance of our products, and if not covered by our product liability insurance, could have a material adverse effect on our liquidity;

•                  costs associated with our QuadraSphere Microspheres clinical trial;

•                  costs resulting from changes in our research and development, regulatory and marketing strategies;

•                  competitive advances that make it harder for us to market and sell our products;

•                  the timing and cost of regulatory approvals and clearances; and

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

As widely reported, global credit and financial markets have been experiencing extreme disruptions in the past year, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. The global economic crisis could adversely affect sales of our products. For example, in the third quarter ended September 30, 2009, worldwide product revenue from sales of our microspheres for use in interventional gynecology for UFE procedures declined in part due to current economic conditions, including the high rate of unemployment, which we believe reduced the demand for elective procedures and the use of our products.  We may experience declines in revenue in the fourth quarter of 2009 and beyond as a result of these factors. Also, if the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals.

At September 30, 2009, we had $18.57 million of cash, cash equivalents and marketable securities consisting of asset-backed securities and government obligations. We are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2009, but no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

There is also a possibility that our stock price may decline because of the volatility of the stock market and the general economic downturn.

Compliance with changing regulation of corporate governance and public disclosure, as well as potential new accounting pronouncements, could impact our future financial position and results of operations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SEC regulations and NASDAQ Global Market rules, could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. In addition, future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New accounting pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future, and as a result we may be required to make changes in our accounting policies; for example, the 2006 requirement to expense employee equity compensation.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and will require attestation of the effectiveness of our internal controls by our independent registered public accounting firm beginning with the fiscal year ended December 31, 2010. This process could require us to implement significant measures to improve our internal controls, may require us to hire additional personnel and outside advisory services, and will result in significant accounting and legal expenses. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

The majority of our revenue for the year ended December 31, 2008 and the nine months ended September 30, 2009 was derived from the sale of Embosphere Microspheres for use in UFE. Our principal business focus is to grow our embolotherapy business through increases in the utilization rate for UFE procedures versus other procedures to treat uterine fibroids and in the employment by medical providers of our Embosphere Microspheres in such procedures in lieu of competing products. We began marketing and selling Embosphere Microspheres for UFE in 2002, but to date we have not achieved widespread market acceptance of UFE as an alternative to other procedures, including hysterectomy. Our ability to grow our product revenue is substantially dependent upon growth in UFE procedures and our ability to achieve widespread acceptance of the use of Embosphere Microspheres for use in UFE procedures. If growth in UFE procedures does not occur and if we do not achieve such market acceptance, our product revenue and our prospects for profitability and success will be materially adversely affected.

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

•                  the unknown future impact that Health Care Reform and other measures may have on our ability to educate patients about fibroids and treatment options on behalf of or in partnership with hospitals;

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

•                  unemployment levels and adverse economic conditions, which may cause a decrease in UFE procedure rates and sales of our products; and

•                  the various other factors discussed in detail throughout this section titled “Risk Factors.”

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

•                  Product liability claims could create a perception that our products are unsafe. For example, we were named as a defendant in a product liability lawsuit in which the plaintiff claims that he was harmed as a result of the use of our microspheres or the negligence of the health-care providers or both factors combined. See “Risk Factors -We are a defendant in a product liability lawsuit, the outcome of which is uncertain, and which could result in an adverse judgment substantially in excess of our product liability coverage and could harm our business, reputation and financial condition.”

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

In order for us to sell our products, health-care professionals must recommend and endorse them. For example, our embolotherapy techniques are administered by interventional radiologists. In the treatment of uterine fibroids, we believe that the UFE procedure utilizing our Embosphere Microspheres has not yet achieved widespread acceptance primarily because obstetrics and gynecology physicians may elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require a referral to another specialist, such as an interventional radiologist. The majority of our revenue is from the sale of our Embosphere Microspheres for UFE and, accordingly, our future success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can otherwise provide directly. We have not achieved widespread market acceptance for UFE as an alternative to other forms of treatment. Acceptance of UFE as a procedure, and our ability to obtain the necessary endorsements and referrals, depend on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to traditional methods of treatment and the products of our competitors, and on training health-care professionals in the proper application of our products. If we are not successful in obtaining the recommendations or endorsements of gynecologists, obstetricians, interventional radiologists and other health-care professionals for our products, our sales may decline or we may be unable to increase our sales and profits.

Product liability claims could create a perception that our products are unsafe. For example, we are named as a defendant in a product liability lawsuit in which the plaintiff claims that he was harmed as a result of the use of our microspheres or the negligence of the health-care providers or both factors combined. See “Risk Factors -We are a defendant in a product liability lawsuit, the outcome of which is uncertain, and which could result in an adverse judgment substantially in excess of our product liability coverage and could harm our business, reputation and financial condition.”

If we experience delays, difficulties or unanticipated costs in establishing and growing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and seeking to increase our sales.

We continue to develop sales, distribution and marketing capabilities primarily in the United States, the European Union, Asia and South America to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It has been, and we expect it will continue to be, expensive and time-consuming for us to seek to develop a global sales and marketing force. At September 30, 2009, we had a sales and marketing force of 42 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentives to maintain our sales and marketing force or to attract new sales and marketing personnel to promote our products. We have only limited sales and marketing experience in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We are developing and commercializing products for medical applications using embolotherapy techniques, including, without limitation, MR Microspheres, Resorbable Microspheres and a smaller-sized version of our HepaSphere Microsphere and QuadraSphere Microsphere, all of which are still in preclinical development. In October 2009, we announced the submission to the FDA of an IDE application for a clinical trial to evaluate the use of our QuadraSphere Microspheres to deliver the chemotherapeutic agent doxorubicin for the treatment of primary liver cancer in the United States. Our products under development may not provide greater benefits than current treatments or products, or alternative treatments or products under development. All of our products under development will require significant additional research, development, engineering, and preclinical and/or clinical testing, as well as regulatory approval or clearance and a commitment of significant additional resources prior to their commercialization. Our potential products may not:

•                  be developed successfully;

•                  be proven safe and effective in clinical trials;

•                  offer therapeutic or other improvements over current treatments and products;

•                  meet applicable regulatory standards or receive regulatory approvals or clearances;

•                  be capable of production in commercial quantities at acceptable costs and in compliance with regulatory requirements; or

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

The development and sale of medical devices entails an inherent risk of product liability. For example, if physicians do not use our products properly, if patients experience adverse side effects in procedures in which our products are used, or if patients, health-care providers or other constituencies conclude that any of our products are not safe or effective for any reason, we may be exposed to product liability claims. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. For example, please refer to “Risk Factors—We are a defendant in a product liability lawsuit, the outcome of which is uncertain, and which could result in an adverse judgment substantially in excess of our product liability coverage and could harm our business, reputation and financial condition” above for a further discussion of the pending product liability lawsuit in which we are a defendant.

Although we maintain insurance, including product liability insurance, we cannot provide assurance that any claim that may be brought against us will not result in court judgments or settlements in amounts that are not covered, in whole or in part, by our insurance or that are in excess of the limits of our insurance coverage.  For example, our current product liability insurance policies contain an exclusion for punitive damages, which are typically sought in product liability lawsuits. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Currently, the primary products with which our microspheres compete for some of our applications are spherical PVA sold by Boston Scientific, Terumo and Biocompatibles, Embozene by CeloNova, and gelfoam sold by Pfizer, Boston Scientific and Cook. In the liver cancer application Biocompatibles competes with HepaSphere Microspheres in Europe.

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

As of November 2, 2009, we believe that Sepracor Inc., an indirect wholly owned subsidiary of Dainippon Sumitomo Pharma Co., Ltd., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 22% and 14% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of warrants and series A preferred stock held by these stockholders. Moreover, we have granted board-observation rights to Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitle them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

In addition, during the course of our operations, our directors, executives and employees may have access to material, nonpublic information regarding our business, our results of operations or potential transactions we are considering. Despite our adoption of an Insider Trading Policy, we may not be able to prevent a director or employee from trading in our common stock on the basis of, or while having access to, material, nonpublic information. If a director or employee was to be investigated, or an action was to be brought against a director or employee for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

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

Our QuadraSphere Microspheres clinical trial may not be successful, in which case we may be unable to market the use of our QuadraSphere Microspheres to deliver doxorubicin in the United States for the treatment of primary liver cancer and the value of our business could decline.

In order to obtain regulatory approval to market the use of our QuadraSphere Microspheres to deliver doxorubicin for the treatment of primary liver cancer in the United States, we will be required to complete clinical trials to demonstrate the safety and efficacy of this therapeutic approach. Clinical testing is expensive, difficult to design and implement, can take multiple years to complete and is uncertain as to outcome. We may experience numerous unforeseen events during, or as a result of, our planned QuadraSphere Microspheres clinical trial that could delay or prevent our ability to receive the regulatory approval we are seeking to market the use of our QuadraSphere Microspheres to deliver doxorubicin for the treatment of primary liver cancer. These unforeseen events may include:

•                  the FDA may deny our IDE application, or we may be delayed in obtaining approval of our IDE application by the FDA;

•                  conditions imposed on us by the FDA regarding the scope or design of our clinical trial;

•                  difficulty obtaining or maintaining institutional review board approval of our clinical trial at one or more sites;

•                  difficulty in complying with applicable FDA regulations for conducting a clinical trial;

•                  our clinical trial may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials;

•                  the number of patients required for our clinical trial may be larger than we anticipate, enrollment in our clinical trial may be slower than we anticipate, or participants may drop out of our clinical trial at a higher rate than we anticipate, any of which would result in significant delays and increased costs;

•                  we might have to suspend or terminate our clinical trial if the participants are being exposed to unacceptable health risks;

•                  regulators may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•                  the cost of our clinical trial may be greater than we anticipate; and

•                  we may not achieve the desired favorable effects in the use of our QuadraSphere Microspheres to deliver doxorubicin for the treatment of primary liver cancer in the United States, the treatment may produce undesirable side effects or may have other unexpected characteristics.

If we are required to conduct additional clinical trials or other testing of the use of our QuadraSphere Microspheres to deliver doxorubicin for the treatment of primary liver cancer, if we are unable to successfully complete our clinical trial or other testing, if the results of the trial are not positive or are only modestly positive or if there are safety concerns, we may:

•                  be delayed in obtaining marketing approval in the United States for the use of our QuadraSphere Microspheres to deliver doxorubicin for the treatment of primary liver cancer;

•                  not be able to obtain marketing approval; or

•                  obtain approval for an indication that is not as broad as the indication that we sought.

The delay, suspension or discontinuation of our QuadraSphere Microspheres clinical trial for any of the foregoing reasons could adversely affect our efforts to obtain regulatory approval for and to commercialize the use of our QuadraSphere Microspheres to deliver doxorubicin in the United States for the treatment of primary liver cancer, increase our operating expenses, and have a material adverse effect on our results of operations and financial condition.

If the FDA or another regulatory agency places restrictions on, or imposes additional approval or clearance requirements with respect to, products we are then marketing, we may incur substantial additional costs and experience delays or difficulties in continuing to market and sell these products.

Even if the FDA grants us approval or clearance with respect to marketing any product, such product will be subject to ongoing regulatory review and restrictions, including the review of clinical results which are reported after such product is made commercially available, and restrictions on the indications for which we can market the product. The FDA can propose to withdraw approval or clearance or impose additional restrictions if new clinical data on the use of a product indicates that a product may not be safe for use under the approved conditions of use. For example, we are party to a product liability lawsuit in which a plaintiff has made allegations to the effect that our Embosphere Microspheres are defective and not accompanied by proper warnings and instructions for use. A product liability claim like this can lead the FDA and comparable regulatory agencies outside of the U.S. to engage in a further review of the safety of these products and their approved conditions for use. On the basis of that review, the FDA or such other regulatory agency could determine to impose additional requirements regarding the manufacturing, marketing or promotion of these products, require changes to the labeling of these products, or commence proceedings to withdraw its clearance of the products, any of which could harm our reputation, adversely affect market acceptance of these products or cause a decline in revenue from the sale of the applicable product, which could adversely affect our financial condition, results of operations, the viability of our business and our future prospects and cause our stock price to decline.  For a further discussion of this lawsuit, please see “Item 1 — Legal Proceedings” and “Item 1A — Risk Factors — We are a defendant to a product liability lawsuit, the outcome of which is uncertain, and which could result in an adverse judgment substantially in excess of our product liability coverage and could harm our business, reputation and financial condition.”

The marketing claims we are permitted to make in labeling or advertising regarding our microspheres in the United States are limited to those consistent with any FDA approval or clearance. For example, because our EmboGold Microspheres are not cleared for specific use in UFE, we may not promote them for this specific use. Although our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepatocellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not specifically indicated for use in hepatocellular carcinoma and hepatic metastasis. FDA regulations require that we conduct clinical trials prior to submitting a marketing application to claim the use of QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepatocellular cancer or hepatic metastasis, while European Union regulations do not require it for this class of medical devices. Accordingly, in order for us to seek FDA approval or clearance to promote the use of QuadraSphere Microspheres for the embolization of hepatocellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials. If the FDA were to conclude that our advertisements or labeling, or statements made by our sales representatives or other company officials, improperly promote our products for unapproved indications or otherwise violate the law, the FDA could allege that our promotional activities misbrand or adulterate our products. Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective labeling, including sending letters to health-care providers. The FDA also could take enforcement action, including seizure of product, injunction or criminal prosecution against us and our officers or employees, or seek civil penalties or disgorgement or restitution.

We may in the future make modifications to our microspheres or their labeling or the process through which they are manufactured, which we determine do not necessitate the filing of a new 510(k) notification or premarket approval application, or PMA application. However, if the FDA does not agree with our determination, it may require us to make additional 510(k) filings for the modification, or to file a PMA application, and we may be prohibited from marketing the modified product or the new claims until we obtain FDA approval or clearance. The FDA may also institute an enforcement action against us in these circumstances. Similarly, if we obtain premarket approval, we may not be able to make product, manufacturing or labeling changes until we get further FDA approval. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions which could affect our ability to develop, market and sell our products and product candidates successfully and could harm our reputation and lead to decreased acceptance of our products by the market.

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

•                  operating restrictions, partial suspension or total shutdown of production or a refusal to allow imported product into the United States;

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

Consequently, in the event that our suppliers delay or interrupt the supply of components for any reason, our ability to produce and supply our products could be impaired, which could lead to customer dissatisfaction and harm our reputation.

Risks Relating to Our Foreign Operations

If we are unable to meet the operational, legal and financial challenges that we encounter in our international operations, we may not be able to grow our business.

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenue from the sale of our microspheres and delivery system products outside the United States. For the nine months ended September 30, 2009 and for the year ended December 31, 2008, approximately 21% and 20%, respectively, of our revenue was derived from sales of our microspheres and delivery systems in geographic territories outside the United States. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

The market price of our stock is highly volatile. From January 1, 2007 through November 2, 2009, the price of our common stock has ranged from a low of $1.26 to a high of $8.02. As a result of this volatility, investments in our stock could rapidly lose their value.

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

Date: November 6, 2009	BIOSPHERE MEDICAL, INC.

/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	/s/ MARTIN J. JOYCE
Martin J. Joyce
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2009	/s/ MICHAEL R. MEGNA
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