Form 10-Q
period 2010-03-31
BIOSPHERE MEDICAL INC
filed 2010-05-17
CIK 919015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2010 was 18,736,345 shares.

BioSphere Medical, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,890	$8,573
Marketable securities	11,670	9,515
Accounts receivable, net of allowance for doubtful accounts of $57 as of March 31, 2010 and December 31, 2009	4,223	5,183
Inventories, net	3,390	3,713
Prepaid and other current assets	745	639
Total current assets	24,918	27,623
Property and equipment, net	725	829
Goodwill	1,443	1,443
Other assets	558	552
Total Assets	$27,644	$30,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,383	$1,128
Accrued compensation	1,648	2,796
Accrued preferred dividend	145	144
Other accrued liabilities	1,275	1,960
Current portion of capital lease obligations	5	8
Current portion of deferred revenue	333	333
Total current liabilities	4,789	6,369
Long-term portion of deferred revenue	437	431
Total Liabilities	5,226	6,800

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 6% series A convertible preferred stock, 12,000 shares authorized, 9,636 shares issued and outstanding as of March 31, 2010 and December 31, 2009	8,521	8,521
Common stock, $.01 par value; 50,000,000 shares authorized, 18,736,345 and 18,419,895 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	187	184
Additional paid-in capital	108,152	107,742
Accumulated deficit	(94,612)	(93,381)
Accumulated other comprehensive income	170	581
Total stockholders’ equity	22,418	23,647
Total Liabilities and Stockholders’ Equity	$27,644	$30,447

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
Revenue:
Product sales	$7,018	$7,179
Licensing and collaborative revenue	103	104
Total revenue	7,121	7,283
Costs and expenses:
Costs of product sales	1,790	1,840
Research and development	718	985
Sales	2,498	2,718
Marketing	1,407	1,513
General and administrative	1,838	1,897
Patent	203	172
Total costs and expenses	8,454	9,125
Loss from operations	(1,333)	(1,842)
Interest income	3	2
Interest expense	(1)	(2)
Foreign exchange gain, net	218	202
Loss before income tax	(1,113)	(1,640)
Income tax benefit	27	—
Net loss	(1,086)	(1,640)
Preferred stock dividends	(145)	(145)
Net loss applicable to common stockholders	$(1,231)	$(1,785)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.07)	$(0.10)
Weighted-average number of common shares outstanding
Basic and diluted	18,085	18,012

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(1,086)	$(1,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	14	—
Depreciation and amortization	96	105
Non-cash stock compensation	410	431
Foreign currency gains, net	(218)	(202)
Changes in operating assets and liabilities:
Accounts receivable	900	(319)
Inventories	163	229
Prepaid and other current assets	(155)	(287)
Accounts payable	273	970
Accrued compensation	(1,099)	(291)
Other accrued expenses	(614)	(913)
Net cash used in operating activities	(1,316)	(1,917)
Cash flows from investing activities:
Purchase of property and equipment	(23)	(115)
Purchase of marketable securities	(6,486)	—
Proceeds from the sale and maturity of marketable securities	4,331	208
Net cash (used in) provided by investing activities	(2,178)	93
Cash flows from financing activities:
Proceeds from issuance of common stock under employee benefit and incentive plans	3	—
Payment of cash dividends	(145)	(145)
Principal payments under capital lease obligations	(2)	(2)
Net cash used in financing activities	(144)	(147)
Effect of exchange rate changes on cash and cash equivalents	(45)	(72)
Net change in cash and cash equivalents	(3,683)	(2,043)
Cash and cash equivalents at beginning of period	8,573	17,837
Cash and cash equivalents at end of period	$4,890	$15,794

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                Nature of Business

BioSphere Medical, Inc. (the “Company”) develops, manufactures and markets products for medical procedures that use embolotherapy. Embolotherapy is the minimally invasive, image-guided therapeutic introduction of various biocompatible substances into a patient’s circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging or to devitalize or destroy a structure by occluding its blood supply. The Company’s core technologies consist of patented bioengineered polymers, which are chemical compounds that the Company creates through the application to medical science, engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles, or microspheres, that are designed to have uniquely beneficial properties for a variety of medical applications. The Company’s principal focus is the application of its Embosphere® Microspheres for the treatment of symptomatic uterine fibroids using a procedure called uterine fibroid embolization (“UFE”). The Company’s wholly-owned subsidiary, BioSphere Medical SA (“BMSA”), a French société anonyme, holds the license to the embolotherapy technology that is the main focus of the Company’s business.

2.                Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The consolidated financial statements include the accounts of the Company’s three wholly-owned subsidiaries, BMSA, BioSphere Medical Japan, Inc. and BSMD Ventures, Inc. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in its annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the three-month periods ended March 31, 2010 and 2009. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2010.

Subsequent Events

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2010 and on or before the date these consolidated financial statements were issued.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with its investment policy, surplus cash is invested in investment-grade corporate and U.S. government debt as well as certain asset-backed securities. The Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value. Unrealized gains and unrealized losses that are not deemed to be other-than-temporary are included in accumulated other comprehensive income. The Company recognizes declines in fair value of its marketable securities that are deemed to be other-than-temporary impairments in the consolidated statement of operations. In evaluating the Company’s financial investments for other-than-temporary impairments, it considers credit losses, credit ratings and other factors such as changes in interest rates. For the three months ended March 31, 2010 and 2009, the Company did not record significant realized gains or realized losses on marketable securities.

As of March 31, 2010, the Company has restricted investments of $58,000, which consist of amounts the Company is required to keep as collateral for its existing letter of credit relating to its facility lease in Rockland, Massachusetts.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable and payable, capital lease obligations and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer or distributor takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists (such as a valid purchase order from an approved customer or distributor), the sales price is fixed or determinable, payment is not contingent on resale and the Company does not have any continuing obligations to ensure resale. The Company establishes reserves for potential sales returns and evaluates the adequacy of those reserves based upon realized experience and expectations. Any significant credit returns could have a material adverse impact on the Company’s revenue and operating results for the period or periods in which such returns occur. Shipping and handling costs are included in costs of product sales.

In September 2006, the Company entered into an agreement to license certain patent technologies to a third party in exchange for an upfront lump-sum payment of $250,000 and an additional royalty on future net sales of the licensed products. Under the agreement, the third party paid a minimum royalty of $1.00 million over the first three years of the agreement. The Company is recognizing both the up-front payment and the minimum royalties over the estimated useful life of the patent. The Company recognized approximately $20,000 and $104,000 as licensing revenue relating to this agreement during the three months ended March 31, 2010 and 2009, respectively.

On April 16, 2009, the Company entered into an international distribution agreement with Nippon Kayaku Co., Ltd. (“Nippon Kayaku”). The agreement grants Nippon Kayaku the exclusive right to distribute the Company’s HepaSphere™ Microspheres and Embosphere Microspheres upon regulatory approval in Japan. The agreement provides that Nippon Kayaku is responsible for filing, obtaining and maintaining all regulatory approvals necessary for the sale, marketing, pricing and reimbursement of the products in Japan, including performing any clinical trials required as a result of seeking such regulatory approvals in Japan. Assuming product approval, the Company will provide HepaSphere Microspheres and Embosphere Microspheres to Nippon Kayaku for distribution and sale in Japan. Additionally, Nippon Kayaku made a nonrefundable milestone payment of $1.00 million in 2009 which is being recognized as collaborative revenue ratably over the expected term of the research and development period, and has agreed to make up to $3.00 million in additional milestone payments based upon specified objectives, including achievement of clinical, regulatory and sales goals. For the three months ended March 31, 2010, the Company recognized approximately $83,000 as collaborative revenue relating to the Nippon Kayaku agreement, with the remaining balance of $333,000 and $347,000 recorded as short- and long-term deferred revenue, respectively.

During the three-month period ended March 31, 2010, the Company recognized $90,000 in deferred revenue relating to security deposits received pursuant to new international distribution agreements. Under these new agreements, distributors are required to pay the Company an annual security deposit over the life of the agreement.

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

The Company is subject to income tax in numerous jurisdictions at various rates worldwide, and the use of estimates is required in determining the tax provision and valuation allowance against net deferred tax assets. The Company has substantial net operating loss carryforwards that have generated significant deferred tax assets in its tax jurisdictions. Due to the size of the net operating loss carryforward in relation to the Company’s history of unprofitable operations, the Company historically has not recognized any of its net deferred tax assets. However, future improvements in the Company’s operational performance in a tax jurisdiction or significant changes in any of the Company’s estimates and judgments, including the operating profitability of its French subsidiary, if any, could increase the certainty of the Company’s ability to apply its deferred tax assets against taxable income, which, if so applied, could have a significant impact on the valuation of the Company’s deferred tax assets and reported operating results.

As of March 31, 2010, the Company has recognized approximately $27,000 in research and development tax credits related to research and development activities performed at the Company’s French facility during the first quarter of 2010.  During the first three months of 2010, the Company received $77,000 from the French tax authorities because the credits earned in 2005 were monetized under an economic stimulus program enacted by the French government. As of March 31, 2010, $197,000 in outstanding research and development tax credits related to 2009 and the first quarter of 2010 have been included in other long-term assets until they are received by the French tax authorities.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss; specifically, the effects of foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities. For the three months ended March 31, 2010 and 2009, the Company’s comprehensive loss was as follows:

	For the Three Months Ended March 31,
(in thousands)	2010	2009
Net loss	$(1,086)	$(1,640)
Cumulative translation adjustment	(411)	(312)
Unrealized (loss) gain on investments	—	5
Total comprehensive loss	$(1,497)	$(1,947)

Net Loss Per Share

The Company calculates net income (loss) per share in accordance with the two-class method. Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Should the Company become profitable, diluted net income (loss) per share would be computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. Since the Company is in a net loss position, shares used to compute dilutive net loss per share exclude the following common-share equivalents as their inclusion would have an antidilutive effect. These are as follows:

	As of March 31,
(in thousands)	2010	2009
Shares issuable upon exercise of stock options	3,546	3,443
Shares issuable upon conversion of convertible securities	2,409	2,409
Shares issuable upon exercise of outstanding warrants	—	400
Unvested restricted stock awards	651	335
	6,606	6,587

Stock Options

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period. The Company adopted the accounting guidance related to stock compensation on January 1, 2006 (the “adoption date”). Under this guidance, the Company recognizes compensation expense for (1) all share-based payments granted after the adoption date and (2) all awards granted to employees prior to the adoption date that remain unvested on the adoption date. The Company recognizes compensation expense on fixed awards with graded vesting on a straight-line basis over the vesting period of such awards.

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

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of March 31, 2010 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Corporate bonds	$3,919	$1	$(2)	$3,918
Bank obligations	2,399	1	—	2,400
Federal agency obligations	5,337	1	(2)	5,336
Residential mortgage-backed obligations	16	—	—	16
Total marketable securities	11,671	3	(4)	11,670
Cash equivalents:
Money market funds	2,929	—	—	2,929
Total cash equivalents	2,929	—	—	2,929
Total marketable securities and cash equivalents	$14,600	$3	$(4)	$14,599

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of December 31, 2009 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Corporate bonds	$4,051	$1	$—	$4,052
Bank obligations	2,648	2	—	2,650
Federal agency obligations	2,794	—	(4)	2,790
Residential mortgage-backed obligations	23	—	—	23
Total marketable securities	9,516	3	(4)	9,515
Cash equivalents:
Treasury bills	125	—	—	125
Bank obligations	1,458	—	—	1,458
Federal agency obligations	1,000	—	—	1,000
Money market funds	2,623	—	—	2,623
Total cash equivalents	5,206	—	—	5,206
Total marketable securities and cash equivalents	$14,722	$3	$(4)	$14,721

As of March 31, 2010, the contractual maturities of marketable securities are as follows:

(in thousands)	Estimated Fair Value
Due within one year:
Corporate bonds	$3,918
Bank obligations	2,400
Federal agency obligations	5,083
Due between one and five years:
Federal agency obligations	253
Due after ten years:
Residential mortgage-backed obligations	16
Total marketable securities	11,670
Cash equivalents:
Money market funds	2,929
Total cash equivalents	2,929
Total marketable securities and cash equivalents	$14,599

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at each reporting period as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate bonds	$3,918	$—	$3,918	—
Bank obligations	2,400	—	2,400	—
Federal agency obligations	5,336	—	5,336	—
Mortgage-backed obligations	16	—	16	—
Cash equivalents:
Money market funds	2,929	2,929	—	—
Total marketable securities and cash equivalents	$14,599	$2,929	$11,670	—

We measure the fair value of money market funds and other cash equivalents based on quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments were valued either based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

The Company’s policy is to recognize transfers into and out of the levels within the fair value of the hierarchy as of the actual date of the event or change in circumstance that caused the transfer.  Transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2010 primarily consist of purchases of $6.49 million, and sales and maturities totaling $4.33 million of available-for-sale equity securities.

4.                Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	March 31, 2010	December 31, 2009
Raw material	$319	$427
Work in process	1,364	1,394
Finished goods	1,707	1,892
Total inventory	$3,390	$3,713

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

	For the Three Months Ended March 31,
(in thousands)	2010	2009
Revenue:
United States	$5,457	$5,789
France	363	456
Other European Union countries	496	633
Other foreign countries	805	405
Total revenue	$7,121	$7,283

(in thousands)	March 31, 2010	December 31, 2009
Property and equipment, net:
United States	$187	$210
France	538	619
Total property and equipment, net	$725	$829

6.                Stock Plans

The fair value of stock options granted during the three months ended March 31, 2010 and 2009 are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2010	2009
Options granted (in thousands)	97	558
Weighted-average exercise price	$2.91	$1.70
Weighted-average grant date fair value	$1.75	$1.06
Assumptions:
Dividend yield	0%	0%
Expected volatility	65%	68%
Risk-free interest rate	2.42%	2.26%
Expected term (years)	5.86	6.05

Changes in outstanding stock options for the three months ended March 31, 2010 were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,475	$4.40
Granted	97	$2.91
Exercised	—	$—
Forfeited and expired	(26)	$13.53

Outstanding at March 31, 2010	3,546	$4.29	6.48	$653

Exercisable at March 31, 2010	2,184	$4.69	5.53	$195
Vested or expected to vest at March 31, 2010	3,391	$4.31	6.41	$600

Changes in unvested restricted stock awards for the three months ended March 31, 2010 were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2009	335	$1.59
Awarded	316	$3.18
Vested	—	$—
Unvested at March 31, 2010	651	$2.36

At March 31, 2010, there were $2.69 million and $936,000 of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock awards, respectively, which the Company expects to recognize over weighted-average periods of 2.55 years and 3.66 years, respectively.  However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

7.     Contingencies

On June 4, 2008, the Company, along with several other parties, were sued in the Superior Court of the State of California, for Los Angeles County, in a matter captioned Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center, Biosphere Medical, Inc. The plaintiff alleged, among other things, that he presented to an emergency room with a severe nosebleed and that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with the Company’s Embosphere Microspheres. The plaintiff claimed that the product was defective, that the manner in which it was marketed and sold was misleading, that the health-care providers were negligent, and that one or more of these factors combined to cause his injuries. The plaintiff sought compensatory and punitive damages.

On March 24, 2010, the Company entered into a settlement agreement with the plaintiff. The settlement agreement fully and finally resolves all claims pending in the lawsuit in exchange for an undisclosed payment by the Company. The parties agreed to settle the case without any admission of liability. The Company carries product liability insurance for cases such as this one and expects that insurance will cover the full amount paid in the settlement. At a hearing on May 10, 2010, the Court entered an order that the settlement was entered into in good faith under California law. In accordance with California law, this order effectively bars the Company’s co-defendants in the lawsuit from seeking non-contractual contribution or indemnity for any economic damages for which they are adjudged liable in the matter.

8.                Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The amendments to ASU 2009-13 require an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. When applying the relative-selling-price method, the determination of the selling price for each deliverable must be consistent with the objective of determining vendor-specific objective evidence of fair value, which is the price at which the entity does or would sell the element on a stand-alone basis. The amendments to ASU 2009-13 require both ongoing disclosures regarding an entity’s multiple-element revenue arrangement, as well as certain transitional disclosures during the periods after adoption. This guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. The Company does not believe the adoption of this standard will have a material impact on its results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). The amendments to ASU 2010-06 require new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The amendments to ASU 2010-06 also clarify existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The amendments to ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). The amendments to ASU 2010-09 reiterate that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The amendments to ASU 2010-09 were effective upon issuance. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position or cash flows.

9.                                      Subsequent Event

On May 13, 2010, the Company entered into a definitive agreement and plan of merger with Merit Medical Systems, Inc. and Merit BioAcquisition Co., a wholly-owned subsidiary of Merit Medical pursuant to which the Company agreed to merge with and into Merit BioAcquisition Co. in a cash transaction valued at approximately $96 million.   In connection with but prior to the consummation of the transaction, the Company intends to call for redemption of all 9,636 currently outstanding shares of series A preferred stock at a redemption price of $1,000 per share plus accrued but unpaid dividends. Holders may elect to convert each share of series A preferred stock into 250 shares of common stock prior to consummation of such redemption. Under the terms of the agreement, and assuming the conversion of all outstanding shares of series A preferred stock into shares of common stock, at closing each share of the Company’s common stock will be exchanged for $4.38 per share in cash.  Completion of the transaction is subject to approval by the Company’s stockholders, regulatory approvals and other customary closing conditions and is expected to occur early in the third quarter of 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans, strategies and expectations for our business, financial condition and operations, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Part II, Item 1A—Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Recent Development

On May 13, 2010, we entered into a definitive agreement and plan of merger with Merit Medical Systems, Inc. and Merit BioAcquisition Co., a wholly-owned subsidiary of Merit Medical pursuant to which we agreed to merge with and into Merit BioAcquisition Co. in a cash transaction valued at approximately $96 million.  In connection with but prior to the consummation of the transaction, we intend to call for redemption of all 9,636 currently outstanding shares of series A preferred stock at a redemption price of $1,000 per share plus accrued but unpaid dividends. Holders may elect to convert each share of series A preferred stock into 250 shares of common stock prior to consummation of such redemption. Under the terms of the agreement, and assuming the conversion of all outstanding shares of series A preferred stock into shares of common stock, at closing each share of our common stock will be exchanged for $4.38 per share in cash.  Completion of the transaction is subject to approval by our stockholders, regulatory approvals and other customary closing conditions and is expected to occur early in the third quarter of 2010.

Overview

We develop, manufacture and market products for medical procedures that use embolotherapy. Embolotherapy is the minimally invasive, image-guided therapeutic introduction of various biocompatible substances into a patient’s circulatory system to occlude a blood vessel, either to arrest or prevent hemorrhaging or to devitalize or destroy the structure by occluding its blood supply. Our core technologies consist of patented bioengineered polymers, which are chemical compounds created through the application of medical science, engineering principles and manufacturing methods. These core technologies are used to produce miniature spherical embolic particles, or microspheres, that are designed to have uniquely beneficial properties for a variety of medical applications. We currently market and sell four microsphere products:

•                  Embosphere® Microspheres, which are marketed for symptomatic uterine fibroids, hypervascularized tumors and arteriovenous malformations in the United States, the European Union, Brazil, the People’s Republic of China and several other markets outside the United States;

•                  EmboGold® Microspheres, which are marketed for hypervascularized tumors and arteriovenous malformations in the United States, the European Union and several other markets outside the United States;

•                  HepaSphere™ Microspheres, which are marketed in the European Union, Brazil and Russia, including drug delivery, in the treatment of primary and metastatic liver cancer; and

•                  QuadraSphere® Microspheres, which are marketed for the treatment of hypervascularized tumors and arteriovenous malformations in the United States.

Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres. However, regulations of the United States Food and Drug Administration, or FDA, require that we conduct clinical trials and submit a marketing application which includes positive data from the clinical trials in order to obtain the approvals and clearances required to promote QuadraSphere Microspheres for the treatment of a specific disease or condition, including primary liver cancer. European Union regulations do not require preclearance clinical trials for this class of medical device on an indication-by-indication basis. In October 2009, we submitted to the FDA an investigational device exemption, or IDE, application seeking to commence a clinical trial to compare the effectiveness of our QuadraSphere Microspheres combined with the chemotherapeutic agent doxorubicin against conventional transarterial chemoembolization, or cTACE, with doxorubicin in patients with primary liver cancer. Our satisfactory resolution of the FDA’s comments on the IDE is a condition to starting the clinical trial in the United States. Based upon our discussions with the FDA, we have determined that our study protocol will include as a primary endpoint patient survival rather than overall tumor response rate at six months, which was the primary endpoint that we proposed in our initial IDE application. Furthermore, we are continuing to discuss with the FDA the protocol requirements for the trial, including the comparators to be evaluated in the trial and the number of patients needed to assess statistical significance of the results. We will be able to estimate the cost and timeline for completing the trial only after we have agreed upon the final trial design with the FDA. Because our discussions with the FDA are ongoing and we have not yet agreed upon and finalized the trial design, we have not determined whether or when to undertake the clinical trial.

On February 23, 2010, we received approval to market our HepaSphere Microspheres with the delivery of doxorubicin in Brazil for the treatment of primary and metastatic liver cancer.

On March 24, 2010, we entered into a settlement agreement with the plaintiff in a product liability lawsuit filed against us and other defendants in the Superior Court of California, County of Los Angeles in the matter captioned Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center and Biosphere Medical, Inc. The parties agreed to settle the case without any admission of liability. We maintain product liability insurance, and our insurer has agreed to pay the full amount of the settlement. At a hearing on May 10, 2010, the Court entered an order that the settlement was entered into in good faith under California law. In accordance with California law, this order effectively bars our co-defendants in the lawsuit from seeking non-contractual contribution or indemnity from us for any economic damages for which they are adjudged liable in the matter.

In the three-month period ended March 31, 2010, we generated revenue primarily from product sales of our embolic products in North America and the European Union. We also generated revenue from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenue also includes the sale of accessory embolotherapy devices such as our EmboCath® Plus Infusion Microcatheter, Sequitor® Steerable Guidewire, Segway® Guidewire and Tenor™ Steerable Guidewire. We derive a majority of our revenue in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids, using a procedure called uterine fibroid embolization, or UFE. Although we have not received approval or clearance from the FDA to market our QuadraSphere Microspheres for primary or metastatic liver cancer, we believe that some physicians are using QuadraSphere Microspheres in the treatment of primary and metastatic liver cancer.

Our strategic priorities are to accelerate our revenue growth by expanding the market for the minimally invasive treatment of symptomatic uterine fibroids using UFE and broadening treatment options available to patients and physicians for other medical conditions.

We have experienced operating losses in each period since our inception. As of March 31, 2010, we had $16.56 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $94.61 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to continue to incur operating losses in 2010 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities for our products and conducting research and development activities. Prior to 1999, we were engaged in chromatography programs that we divested in 1999. Of the cumulative operating loss at end of the first quarter of 2010, $31.54 million was related to chromatography and $63.07 million was related to embolotherapy platform development.

Research and Development

Research and development expense as a percentage of total revenue for the three months ended March 31, 2010 and 2009 was 10% and 14%, respectively. Research and development expense in these periods relates primarily to:

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

•                  efforts to prepare for our possible QuadraSphere Microspheres clinical trial; and

•                  further preclinical testing and nonclinical trials to support initial and/or additional clinical indications and/or premarketing approvals for our Embosphere Microspheres, HepaSphere Microspheres, QuadraSphere Microspheres, Sequitor Steerable Guidewire and EmboCath Plus Infusion Microcatheter, all of which are currently approved and marketed for specified indications in specified geographic locations.

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

We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any of our product candidates that are currently in development, or the period in which material net cash inflows are expected to commence from any of our product candidates that are currently in development or from any of our currently marketed products for which we are seeking expanded marketing approvals or clearances in selected indications or geographic regions, due to the numerous risks and uncertainties associated with developing and commercializing medical devices, including uncertainties relating to:

•                  the technical risks in new product research and development;

•                  the timing, scope, rate of progress and cost of clinical trials and other research and development activities undertaken by us;

•                  future clinical trial results;

•                  publicity with respect to our products or their indications;

•                  the cost, timing and success of regulatory approvals or clearances, including approvals or clearance for commencement or advancement of clinical trials for sale or marketing of product candidates;

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

Any failure to complete the development of our product candidates in a timely manner, or at all, could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, is set forth in “Part II, Item 1A—Risk Factors.”

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure at the date of our financial statements. We believe the application of accounting policies related to revenue recognition, stock-based compensation, accounts receivable, inventories, long-lived assets, income taxes and investments, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a more detailed explanation of the judgments made in these areas, refer to Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, or 2009 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission, or SEC.

In our 2009 Annual Report on Form 10-K, we identified the critical accounting policies and estimates upon which the consolidated financial statements were prepared. We have reviewed our accounting policies and determined that these remain the critical accounting policies and estimates for the quarter ended March 31, 2010. Actual results could differ materially from these estimates.

Income Taxes

We use the asset-and-liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the amount recorded in the financial statements and the tax bases of such assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We are subject to income tax in numerous jurisdictions at various rates worldwide, and the use of estimates is required in determining the tax provision and valuation allowance against net deferred tax assets. We have substantial net operating loss carryforwards, or NOL carryforwards, that have generated significant deferred tax assets in our tax jurisdictions. Due to the size of the NOL carryforwards in relation to our history of unprofitable operations, we historically have not recognized any of our net deferred tax assets. However, future improvements in our operational performance in a tax jurisdiction, if any, could increase the certainty of our ability to apply our deferred tax assets against taxable income, which, if so applied, could significantly impact the value of our deferred tax assets and reported operating results.

As of March 31, 2010, we had approximately $27,000 in research and development tax credits related to research and development activities performed at our French facility during the first quarter of 2010.  During the first three months of 2010, we received $77,000 from the French tax authorities because a portion of those credits were monetized under an economic stimulus program enacted by the French government. As of March 31, 2010, $197,000 in outstanding research and development tax credits related to 2009 and the first quarter of 2010 have been included in other long-term assets until they are received by the French tax authorities.

Marketable Securities

We review our financial investments in debt and equity securities for other-than-temporary impairments. If an impairment exists and we intend to sell the security or it is more likely than not that we will sell the debt or equity security before recovery, the impairment is considered other-than-temporary and the entire amount of the impairment is recognized in earnings. Additionally, if an impairment of a debt security exists and it is more likely than not that we will not sell the debt security before recovery of its cost basis, but it is probable that we will be unable to collect all amounts due according to the contractual terms of the security, the impairment is considered other-than-temporary. The amount of the impairment related to credit losses is recognized in earnings and the amount of the impairment related to other factors is recognized in other comprehensive income. For the three months ended March 31, 2010 and 2009, we did not record significant realized gains or realized losses on marketable securities.

Results of Operations

Three Months Ended March 31, 2010 and March 31, 2009

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
(in thousands)	2010	2009	($)	(%)
Total revenue	$7,121	$7,283	(162)	2%
Costs of product sales	1,790	1,840	(50)	3%
Gross margin	$5,331	$5,443	(112)	2%
Gross margin %	75%	75%	0%

Revenue.  The $162,000, or 2%, decrease in revenue in the three-month period ended March 31, 2010 as compared to the same period in 2009 was primarily due to a decrease in sales of our microsphere products used in UFE, partially offset by an increase in sales of our microspheres used in interventional oncology.

Worldwide product revenue from sales of our microspheres for use in interventional gynecology for UFE procedures decreased $252,000, or 5%, from the three-month period ended March 31, 2009, due to a decrease in sales in the United States and in Europe, the Middle East and Africa, or EMEA, offset by an increase in sales outside of the United States and EMEA and the effect of foreign exchange rates.  Sales in the United States decreased $287,000, or 7%. We believe this decrease is a result of the current economic environment, including the high rate of unemployment in the United States, which has reduced the demand for elective procedures such as UFE, and for women with uterine fibroids to the resetting of insurance deductibles early in the calendar year. Revenue from EMEA decreased $76,000, or 10%, during the three-month period ended March 31, 2010, compared to the same period in 2009 due to a decrease in demand, primarily in France. Revenue from sales outside of the United States and EMEA increased $111,000, or 68%, during the three-month period ended March 31, 2010, compared to the same period in 2009 due to increased sales in Brazil.

Worldwide product revenue from sales of our microspheres for use in interventional oncology increased $66,000, or 4%, from the three-month period ended March 31, 2009 because of higher sales of our QuadraSphere Microspheres in the United States and higher sales outside the United States and EMEA of our Embosphere Microsphere and QuadraSphere Microsphere products in Brazil. During the three-month period ended March 31, 2010, revenue from sales in the United States of our QuadraSphere Microspheres increased $88,000, or 55%, as compared to the same period in 2009. Revenue from sales of our Embosphere Microsphere and QuadraSphere Microsphere products outside the United States and EMEA increased $48,000, or 35%. Offsetting these increases was a decrease in revenue from sales in EMEA of $52,000, or 17%, and to a $19,000, or 2%, decrease in sales of our Embosphere Microspheres in the United States during the three months ended March 31, 2010. We believe the decrease in sales in the United States was due in part to the scarcity of Ethiodol, a third-party product used by doctors with our Embosphere Microspheres during conventional transarterial chemoembolization, or cTACE, procedures for treatment of liver cancer. The United States distributor of Ethiodol recently ceased distribution of this product. On May 11, 2010, the FDA announced that Guerbet LLC, or Guerbet, has acquired the Ethiodol new drug application from Nycomed U.S., Inc. effective May 7, 2010 and that Guerbet is working with the FDA to resume manufacturing of Ethiodol in the near future to ensure continued availability for patients in the United States.  We currently do not know whether or when Ethiodol will become available for sale again in the United States for cTACE procedures.

Also included in total revenue for the three-month periods ended March 31, 2010 and 2009 is $103,000 and $104,000, respectively, of revenue from our licensing of nonstrategic technology to a third party and pursuant to collaborative agreements.

During the three-month period ended March 31, 2010, we recognized $83,000 of revenue related to the $1.00 million nonrefundable payment we received upon the signing of a distribution agreement with Nippon Kayaku Co., Ltd. for the exclusive distribution of our embolic products in Japan.

Included in the revenue changes noted above is the effect of changes in foreign exchange rates. During the three months ended March 31, 2010, as compared to the same period in 2009, total revenue increased approximately $56,000 due to changes in foreign exchange rates, as revenue from our French operations increased due to the strengthening of the U.S. dollar versus the euro.

Gross Margin.  Gross margin as a percentage of revenue for the three-month period ended March 31, 2010 remained flat at 75% compared to the three-month period ended March 31, 2009, primarily due to a reduction in overhead expenses, offset by a higher mix of sales from products sold outside the United States, which are typically sold to distributors at a lower margin.

Expense Overview

	For the Three Months Ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
(in thousands)	2010	2009	($)	(%)
Research and development	$718	$985	$(267)	(27)%
Sales	2,498	2,718	(220)	(8)%
Marketing	1,407	1,513	(106)	(7)%
General and administrative	1,838	1,897	(59)	(3)%
Patent	203	172	31	18%
Total operating expenses	$6,664	$7,285	$(621)

Research and Development Expense.  Research and development expense for the three-month period ended March 31, 2010 decreased as compared to the same period in 2009, primarily due to a decrease in incentive compensation and a reduction in development activities. Incentive compensation decreased by approximately $102,000 during the three months ended March 31, 2010 compared to the same period in 2009, due to a lower management incentive bonus. Offsetting these decreases was an increase in costs associated with our preparations for conducting a potential multi-site clinical trial of our QuadraSphere Microspheres. In December 2009, we submitted an IDE application to the FDA seeking to commence a multi-site clinical trial of our QuadraSphere Microspheres loaded with doxorubicin for treatment of primary liver cancer. We are continuing to discuss with the FDA the protocol requirements for the trial, including the comparators to be evaluated in the trial and the number of patients needed to assess statistical significance of the results. We will be able to estimate the cost and timeline for completing the trial only after we have agreed upon the final trial design with the FDA. Because our discussions with the FDA are ongoing and we have not yet agreed upon and finalized the trial design, we have not determined whether or when to undertake the clinical trial. During the first quarter of 2009, we paid approximately $300,000 to a third-party developer for a working prototype relating to a new process for the manufacture of our Embosphere Microspheres; we did not incur any such costs during the first quarter of 2010.

Sales Expense.  Sales expense decreased for the three-month period ended March 31, 2010 compared to the same period in 2009, due to lower incentive compensation and the elimination of a sales territory in the United States, which resulted in a decrease of approximately $60,000. Incentive compensation decreased approximately $209,000 during the three-month period ended March 31, 2010 compared to the same period in 2009. These decreases were offset by changes in foreign exchange rates.

Marketing Expense.  Marketing expense for the three-month period ended March 31, 2010 decreased as compared to the same period in 2009, primarily due to a reduction in national marketing activities and lower incentive compensation costs. During the three-month period ended March 31, 2010, we eliminated an outside consultant that assisted with inquiries concerning hospital reimbursement. Such inquires are now addressed internally, resulting in a decrease in expense of $60,000 as compared to 2009 and to a lower management incentive bonus.

General and Administrative Expense.  General and administrative expense decreased for the three-month period ended March 31, 2010 compared to the same period in 2009. The decrease in expense was primarily due to a lower management incentive bonus, offset by higher legal and business development expenses. Legal expenses increased as a result of employee-related matters. During the quarter, we announced that Willard W. Hennemann, Ph.D., our former vice president of new products and business development, and Joel B. Weinstein, our former vice president of global marketing and sales, had stepped down from their positions. In addition, we had a United States employee relocate to work in our French facility.

Patent Expense.  Patent expense increased for the three-month period ended March 31, 2010 compared to the same period in 2009, due to costs associated with extending our patent protection for our Embosphere Microsphere product.

Interest Income.  Interest income in the three-month period ended March 31, 2010 increased $1,000 compared to the comparable period in 2009, due to higher interest rates earned on available investment-grade assets.

Foreign Exchange Gains, Net. Foreign exchange gains primarily resulted from euro-to-U.S. dollar foreign currency fluctuations on euro-denominated intercompany short-term trade payable accounts.

Income tax benefit.  As of March 31, 2010, we have recognized approximately $27,000 in research and development tax credits related to research and development activities performed at our French facility during the first quarter of 2010.

Liquidity and Capital Resources

As of March 31, 2010, we had $16.56 million of cash, cash equivalents and marketable securities, a decrease of $1.53 million from $18.09 million at December 31, 2009. This decrease was primarily the result of net cash used by operating activities and changes in working capital. Consistent with prior years, during the first three months of 2010, we made annual royalty payments of approximately $1.37 million on intellectual property we licensed from third parties, due to sales of products during 2009. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenue, bank financing and, to a lesser extent, the exercise of stock options.

Net cash provided by operating activities for the three months ended March 31, 2010 was $1.32 million and included a net loss of $1.09 million, and $532,000 in working capital changes, offset by non-cash charges primarily related to stock-based compensation and depreciation. Accounts receivable decreased $900,000 from December 31, 2009, due to a decrease in sales and a decrease in days that sales were outstanding, or DSO, which decreased to 53 days at March 31, 2010 from 56 days at December 31, 2009. The decrease in DSO is primarily due to the timing of payment made by an international distributor. Such distributor secured its fourth quarter 2009 purchase with a letter of credit, yet paid its first quarter 2010 purchase upon delivery. Accounts payable increased $273,000 from December 31, 2009, primarily due to the timing of our normally scheduled check runs. Accrued compensation decreased $1.10 million from December 31, 2009, primarily due to the payment of 2009 management incentive bonuses, which were paid in the first quarter of 2010. Other accrued expenses decreased $614,000 from December 31, 2009, primarily due to the annual payment associated with royalties on intellectual property, offset by an increase in higher accrued legal expenses as compared to December 31, 2009.

Net cash used in operating activities for the three months ended March 31, 2009 was $1.92 million and included a net loss of $1.64 million and $611,000 in working capital changes, offset by non-cash charges primarily related to stock-based compensation and depreciation. Accounts receivable increased $319,000 from December 31, 2008, due to higher sales and an increase in DSO, which increased to 62 days at March 31, 2009 from 59 days at December 31, 2008. The increase in DSO is due to an increase in sales to some of our European distributors who have longer payment terms than our direct customers, combined with a general slowdown in payment from customers. Accounts payable for the three months ended March 31, 2009 increased $970,000, due primarily to the timing of the payments for the ongoing development of a new manufacturing process and to the timing of payments related to ongoing operations.

In the first three months of 2010, we spent $23,000 to replace computer equipment and hardware. In the same period in 2009, we spent $115,000 to purchase new trade-show booths and equipment to increase the capacity of our research and development facility. In the first three months of 2010, through our investment portfolio we purchased $6.49 million and sold or had maturities totaling $4.33 million.

Net cash used in financing activities was $144,000 for the three months ended March 31, 2010, which included $145,000 for the payment of a quarterly preferred stock dividend in cash and scheduled principal payments on existing capital arrangements, offset by the proceeds from the issuance of common stock.

We believe that the $16.56 million in cash, cash equivalents and marketable securities that we have as of March 31, 2010, together with anticipated proceeds from sales of our microspheres and delivery systems, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months. In the longer term, we expect to fund our operations and capital requirements through a combination of expected proceeds from product sales and capital equipment financings. If market conditions permit, we may seek additional funding through a combination of collaborative arrangements, debt financing, or the sale of additional equity securities.

Our currently planned operating and capital requirements primarily include the need for working capital to:

•                  support our clinical trial for QuadraSphere Microspheres, if we commence such trial;

•                  produce and manufacture our products;

•                  support our United States sales force;

•                  support our sales and marketing efforts directed at the use of our products in interventional gynecology and other indications, as well as our other products for sale;

•                  support our ongoing research and development activities; and

•                  fund our general and administrative costs and expenses.

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation:

•                  unanticipated changes in the amount of revenue we generate from sales of our products, in particular from sales of our Embosphere Microspheres for UFE and cTACE;

•                  changes in our UFE regulatory and marketing programs;

•                  an adverse judgment in a product liability lawsuit which could materially adversely impact market acceptance of our products and, if not adequately covered by our product liability insurance, have a material adverse effect on our liquidity and our ability to continue all or a portion of our business operations;

•                  costs resulting from changes to the scope or design of our QuadraSphere Microspheres clinical trial, if we commence such trial;

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

We may require substantial additional cash to fund our planned, and any unplanned, expenses. If adequate funds are not available, we could be required to reduce our capital expenditures, scale back or eliminate some or all of our clinical research, development, sales and marketing initiatives, reduce our workforce, license to others, or divest products or technologies that we otherwise would seek to commercialize ourselves, or otherwise curtail our business operations. If market conditions permit, we may seek additional funding through a combination of collaborative arrangements, debt financing or the sale of additional equity securities. We may not receive such additional funding on reasonable terms, or at all. Any sales of equity or debt securities are likely to dilute our existing stockholders, and the new securities may have rights, preferences or privileges senior to those of existing holders of our capital stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Borrowing Agreements

None.

Other Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments from those previously included in our 2009 Annual Report on Form 10-K.

As of March 31, 2010, we are party to two operating leases for our facilities in Rockland, Massachusetts, and Roissy, France. The Roissy, France, original operating lease was scheduled to expire in May 2010; however, in accordance with the lease agreement, it automatically renewed for a three-year period that ends in May 2013. In March 2010, we amended the lease for the office and laboratory facility that we currently occupy in Rockland, Massachusetts. Pursuant to that amendment, the term of the lease was extended from February 28, 2010 to February 28, 2011.

Related-Party Transactions

We did not have any related-party transactions during the three-month periods ended March 31, 2010 and 2009.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13. The amendments to ASU 2009-13 require an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. When applying the relative-selling-price method, the determination of the selling price for each deliverable must be consistent with the objective of determining vendor-specific objective evidence of fair value, which is the price at which the entity does or would sell the element on a stand-alone basis. The amendments to ASU 2009-13 require both ongoing disclosures regarding an entity’s multiple-element revenue arrangement, as well as certain transitional disclosures during the periods after adoption. This guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. We do not believe the adoption of this standard will have a material impact on our results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements,” or ASU 2010-06. The amendments to ASU 2010-06 require new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The amendments to ASU 2010-06 also clarify existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The amendments to ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. The amendments to ASU 2010-09 reiterate that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The amendments to ASU 2010-09 were effective upon issuance. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

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

•                                         any statements regarding the anticipated timing of, goals for and outcomes of our planned QuadraSphere Microspheres clinical trial, if we commence such trial;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

As of March 31, 2010, we did not own any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the euro, and as of March 31, 2010, approximately euro 2.17 million, or $2.92 million, remained outstanding within the intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenue and expenses in France are primarily denominated in the euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated other comprehensive income” component of stockholders’ equity. A hypothetical 100-basis-point increase or decrease in foreign exchange rates would not have a material impact on the fair value of our investment in foreign subsidiaries.

The primary objective of our cash, cash equivalent and marketable securities investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments in corporate, bank, federal agency and mortgage-backed obligations and, to a lesser extent, in treasuries. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is not significant. A hypothetical 100-basis-point increase or decrease in interest rates would not have a material impact on the fair value of our short-term investments or their respective cash flows as of March 31, 2010. As of March 31, 2010, approximately 98% of the $14.60 million of investments classified as available-for-sale marketable securities and cash equivalents will mature within one year.

ITEM 4.   CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On June 4, 2008, we, along with several other parties, were sued in the Superior Court of the State of California, for Los Angeles County, in a matter captioned Hamid Rashidi v. Franklin Moser, M.D., Cedars-Sinai Medical Center, BioSphere Medical, Inc. The plaintiff alleged, among other things, that he presented to an emergency room with a severe nosebleed and that he suffered permanent blindness in one eye following the treatment of his severe nosebleed with our Embosphere Microspheres. The plaintiff claimed that the product was defective, that the manner in which it was marketed and sold was misleading, that the health-care providers were negligent, and that one or more of these factors combined to cause his injuries. The plaintiff sought compensatory and punitive damages.

On March 24, 2010, we entered into a settlement agreement with the plaintiff. The settlement agreement fully and finally resolves all claims pending in the lawsuit in exchange for an undisclosed payment by us. The parties agreed to settle the case without any admission of liability on our part. We carry product liability insurance for cases such as this one and we expect that our insurance will cover the full amount paid in the settlement. At a hearing on May 10, 2010, the Court entered an order that the settlement was entered into in good faith under California law. In accordance with California law, this order effectively bars our co-defendants in the lawsuit from seeking non-contractual contribution or indemnity from us for any economic damages for which they are adjudged liable in the matter.

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

The following risk factors restate and supersede the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Risks Relating to Our Future Profitability, Our Financial Results and Need For Financing

If our acquisition by Merit Medical is not completed as expected, our stock price, business and results of operations may suffer.

On May 13, 2010, we entered into a definitive agreement and plan of merger with Merit Medical Systems, Inc. and Merit BioAcquisition Co., a wholly-owned subsidiary of Merit Medical pursuant to which we agreed to merge with and into Merit BioAcquisition Co. in a cash transaction valued at approximately $96 million.  In connection with but prior to the consummation of the transaction, we intend to call for redemption of all 9,636 currently outstanding shares of series A preferred stock at a redemption price of $1,000 per share plus accrued but unpaid dividends. Holders may elect to convert each share of series A preferred stock into 250 shares of common stock prior to consummation of such redemption. Under the terms of the agreement, and assuming the conversion of all outstanding shares of series A preferred stock into shares of common stock, at closing each share of our common stock will be exchanged for $4.38 per share in cash.

Completion of the transaction is subject to customary conditions, including adoption of the merger agreement by our stockholders and expiration or termination of any waiting period, and any extension thereof, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  It is possible that the required conditions to the merger may not be satisfied and that the merger may not be consummated.  Moreover, the merger agreement contains provisions pursuant to which we may solicit alternative acquisition proposals for 30 days after the date of the merger agreement, referred to as the solicitation period, and receive unsolicited proposals thereafter.  We may terminate the merger agreement under certain circumstances, including if our board of directors determines in good faith that it has received a superior proposal and otherwise complies with certain terms of the merger agreement.  In connection with such termination, and in certain other limited circumstances, we would be required to pay a fee of $3,840,000, which is equal to 4% of the aggregate merger consideration, to Merit Medical.  If such termination is to accept a superior proposal that arises from an acquisition proposal made prior to the end of the solicitation period, we would be required to pay a fee of $1,920,000, which is equal to 2% of the aggregate merger consideration.

If the merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including:

•                  activities related to the merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed transaction does not occur;

•                  the market price of our common stock could decline following an announcement that the proposed transaction had been abandoned or delayed;

•                  we would remain liable for our costs related to the proposed transaction, including substantial legal, accounting and investment banking expenses; and

•                  we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

Because we have a history of losses and our future profitability is uncertain, our common stock is a speculative investment.

We have incurred operating losses since our inception and, as of March 31, 2010, had an accumulated deficit of approximately $94.61 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, to perform clinical trials, for marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses in 2010 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

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

However, our cash requirements may vary materially from those now planned due to a number of factors, including, without limitation:

•                  unanticipated changes in the amount of revenue we generate from sales of our products, in particular from sales of our Embosphere Microspheres for UFE and cTACE;

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

•                  regulatory approvals or clearances;

•                  product recalls;

•                  the timing and progress of any clinical trials we undertake;

•                  product liability claims against our products, including any adverse judgments;

•                  turnover in our direct sales force;

•                  the timing and amount of expenses;

•                  the timing of orders by our distributors;

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

We anticipate that the sale of our Embosphere Microspheres for use in conventional transarterial chemoembolization, or cTACE, in the United States, could decline in the near term due to the current unavailability of third-party materials used by doctors for this procedure. As a result, our revenue in the United States may decline, which could adversely affect our stock price and our ability to become and remain profitable in future periods.

We are aware that our Embosphere Microspheres are sometimes used off label in conventional transarterial chemoembolization, or cTACE, a procedure to treat liver cancer in which microspheres are used in combination with chemotherapy in an attempt to both occlude the blood vessels feeding liver tumors and more effectively kill the liver cancer cells. Although we do not have a label that allows us to promote the use of our Embosphere Microspheres for cTACE and we are not able to precisely track levels of sales for this indication, we estimate that up to approximately 10% - 14% of our total worldwide revenue for the quarter ended March 31, 2010 was from sales of our Embosphere Microspheres to hospitals for use in cTACE procedures. Physicians that perform cTACE also use a compound called Ethiodol to emulsify chemotherapeutic drugs used in the procedure. Ethiodol is manufactured and sold by a third party. We understand that the United States distributor of Ethiodol recently ceased distribution of this product. We believe that there is only one manufacturer of Ethiodol worldwide and we are not aware that any suitable substitute for Ethiodol currently exists for cTACE procedures. On May 11, 2010, the FDA announced that Guerbet LLC, or Guerbet, has acquired the Ethiodol new drug application from Nycomed U.S., Inc. effective May 7, 2010 and that Guerbet is working with the FDA to resume manufacturing of Ethiodol in the near future to ensure continued availability for patients in the United States. We currently do not know whether or when Ethiodol will become available for sale again in the United States for cTACE procedures. As a result of these factors, we anticipate that the rate of cTACE procedures using Embosphere Microspheres will decline in the United States in the near term, which could adversely affect the amount of revenue we receive in future periods. A decline in our revenue as compared to prior periods could cause our stock price to decline and could also adversely affect our ability to become and remain profitable in the future.

Unstable market and economic conditions may have serious adverse consequences on our business.

As widely reported, global credit and financial markets have been experiencing extreme disruptions for more than a year, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. The global economic crisis could adversely affect sales of our products. For example, we believe that worldwide product revenue from sales of our microspheres for use in interventional gynecology for UFE procedures declined in part due to current economic conditions, including the high rate of unemployment, which we believe reduced the demand for elective procedures and the use of our products. We may experience declines in revenue in 2010 and beyond as a result of these factors. Also, if the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals.

At March 31, 2010, we had $16.56 million of cash, cash equivalents and marketable securities consisting of corporate, bank, federal agency, mortgage-backed and government obligations. We are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2010, but no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation might be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and our stock price.

Failure to maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and will require attestation of the effectiveness of our internal controls by our independent registered public accounting firm beginning with the fiscal year ending December 31, 2010. This process could require us to implement significant measures to improve our internal controls, may require us to hire additional personnel and outside advisory services and will result in significant accounting and legal expenses. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

The majority of our revenue for the quarter ended March 31, 2010 was derived from the sale of Embosphere Microspheres for use in UFE. Our principal business focus is to grow our embolotherapy business through increases in the utilization rate for UFE procedures versus other procedures to treat uterine fibroids and in the employment by medical providers of our Embosphere Microspheres in such procedures in lieu of competing products. We began marketing and selling Embosphere Microspheres for UFE in 2002, but to date we have not achieved widespread market acceptance of UFE as an alternative to other procedures, including hysterectomy. Our ability to grow our product revenue is substantially dependent upon growth in UFE procedures and our ability to achieve widespread acceptance of the use of Embosphere Microspheres for use in UFE procedures. If growth in UFE procedures does not occur; and if we do not achieve such market acceptance, our product revenue and our prospects for profitability and success will be materially adversely affected.

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

•                  competitive factors;

•                  our ability to effectively develop adequate marketing, manufacturing and distribution capabilities;

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

If the market concludes that our microsphere products are not safe or effective, we will not achieve widespread market acceptance of our microsphere products, and our business prospects will be seriously harmed.

In the United States, we began selling our first microsphere product in the first half of 2000. In November 2002, we received clearance from the FDA to market our Embosphere Microspheres in the United States for UFE procedures. We began to market and sell our HepaSphere Microspheres in the European Union in the fourth quarter of 2005 and received marketing clearance from the FDA for our QuadraSphere Microspheres in November 2006. Our success will depend upon increasing acceptance by the medical community, patients and third-party payors that our Embosphere Microspheres and other products are medically therapeutic and cost-effective. Our products may not gain widespread market acceptance for a variety of reasons, including:

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

•                  We received approval to use our HepaSphere Microspheres to treat liver cancer using procedures such as targeted liver embolotherapy and transarterial chemoembolization in the European Union. Physicians may refrain from using our product for such procedures until further clinical data demonstrate its safety and efficacy as compared to other treatments. Physicians also may not elect to use our HepaSphere Microspheres to treat liver cancer for a number of other reasons, including, without limitation, unfavorable reimbursement from third-party payors, the effectiveness of our competitors in marketing their products, and our failure to convince physicians that our HepaSphere Microspheres have greater benefits than existing products or therapies.

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

In order for us to sell our products, health-care professionals must recommend and endorse them. For example, our embolotherapy techniques are administered by interventional radiologists. In the treatment of uterine fibroids, we believe that the UFE procedure utilizing our Embosphere Microspheres has not yet achieved widespread acceptance primarily because obstetrics and gynecology physicians may elect to offer and provide other forms of treatment to their patients with uterine fibroids that do not require a referral to another specialist, such as an interventional radiologist. The majority of our revenue is from the sale of our Embosphere Microspheres for UFE and, accordingly, our future success will depend upon obstetrics and gynecology physicians referring patients to interventional radiologists to receive treatment using our Embosphere Microspheres in lieu of, or in addition to, receiving other forms of treatment that the obstetrics and gynecology physicians can provide directly. We have not achieved widespread market acceptance for UFE as an alternative to other forms of treatment. Acceptance of UFE as a procedure, and our ability to obtain the necessary endorsements and referrals, depend on our ability to educate the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to traditional methods of treatment and the products of our competitors, and on our ability to train health-care professionals in the proper application of our products. If we are not successful in obtaining the recommendations or endorsements of gynecologists, obstetricians, interventional radiologists and other health-care professionals for our products, our sales may decline or we may be unable to increase our sales and profits.

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

We continue to develop sales, distribution and marketing capabilities primarily in the United States, the European Union, Asia and South America to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It has been, and we expect it will continue to be, expensive and time-consuming for us to develop a global sales and marketing force. At March 31, 2010, we had a sales and marketing force of 42 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentives to maintain our sales and marketing force or to attract new sales and marketing personnel to promote our products. We have only limited sales and marketing experience in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We are developing and commercializing products for medical applications using embolotherapy techniques, including, without limitation, smaller-sized versions of our HepaSphere Microsphere and QuadraSphere Microsphere, which are still in preclinical development. Our products under development may not provide greater benefits than current treatments or products, or alternative treatments or products under development.

All of our products under development will require significant additional research, development, engineering and preclinical and/or clinical testing, as well as regulatory approval or clearance and a commitment of significant additional resources prior to their commercialization. For example, FDA regulations require that we conduct clinical trials and submit a marketing application which includes positive data from clinical trials to the FDA in order to obtain the approvals and clearances required to promote QuadraSphere Microspheres for the treatment of a specific disease or condition, including primary and metastatic liver cancer. In October 2009, we submitted to the FDA an IDE application to commence a clinical trial to compare the effectiveness of our QuadraSphere Microspheres combined with the chemotherapeutic agent doxorubicin against conventional transarterial chemoembolization with doxorubicin in patients with primary liver cancer. Our satisfactory resolution of the FDA’s comments on the IDE is a condition to starting the clinical trial in the United States. Based upon our discussions with the FDA, we have determined that our study protocol will include as a primary endpoint patient survival rather than overall tumor response rate at six months, which was the primary endpoint that we proposed in our initial IDE application. Furthermore, we are continuing to discuss with the FDA the protocol requirements for the trial, including the comparators to be evaluated in the trial and the number of patients needed to assess statistical significance of the results. We will be able to estimate the cost and timeline for completing the trial only after we have agreed upon the final trial design with the FDA. Because our discussions with the FDA are ongoing and we have not yet agreed upon and finalized the trial design, we have not determined whether or when to undertake the clinical trial and if we determine to not undertake the trial, or if we undertake the trial and the results are not sufficient to obtain FDA approval, then we will not be able to promote our QuadraSphere Microspheres for liver cancer indications in the United States. Our potential products may not:

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

We have been subject to product liability claims in the past and may be subject to additional claims in the future; we may incur substantial costs and expenses in defending such claims; and, if we are unable to obtain or maintain adequate product liability insurance, we may have to pay significant monetary damages in a successful product liability claim against us.

The development and sale of medical devices entails an inherent risk of product liability. For example, if physicians do not use our products properly, if patients experience adverse side effects in procedures in which our products are used, or if patients, health-care providers or other constituencies conclude that any of our products are not safe or effective for any reason, we may be exposed to product liability claims. Any such product liability claims may include, among other things, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. In 2005 and 2008, we were named as a defendant in two such product liability lawsuits in which the plaintiffs alleged, among other things, that they were harmed by the use of our microsphere products, the negligence of the health-care providers, or both of these factors combined. Although these lawsuits settled within the limits of our product liability insurance, we are subject to the risk of additional product liability lawsuits, and our business, financial condition, results of operations and future prospects are subject to a number of significant risks relating to any such lawsuits, including the following:

•                  Claims asserting medical product liability have in the past resulted in multiple-million-dollar damage awards for plaintiffs against various manufacturers of drugs and medical devices. Although we currently maintain product liability insurance coverage, if a plaintiff in a product liability lawsuit were to prevail in his or her claims against us and was awarded substantial damages, our insurance, which is subject to a $5.00 million cap on the maximum amount our insurer is required to pay for all claims within any one-year period and which is eroded by the costs of defense, may not provide us with adequate coverage for a judgment against us. If we are forced to satisfy a judgment in excess of our product liability coverage, we may not have sufficient cash to pay such judgment. There can be no assurance that, if required, we would be able to raise the additional funds required to satisfy such judgment on favorable terms, or at all. In such case, we may be required to curtail our operations, which could have a material adverse effect on our financial condition, results of operations, the viability of our business and future prospects, and would likely cause our stock price to decline.

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

•                  Defending litigation can be time consuming and can divert our management’s attention from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business.

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

•                  If, as a result of past or future product liability litigation, the market perceives that our products are unsafe, we could be unsuccessful in our efforts to gain market acceptance of our products and experience a decline in our revenue, which could adversely affect our financial condition, results of operations and the viability of our business, and would likely cause our stock price to decline.

•                  In the prior lawsuits in which we were named as a party, the plaintiffs alleged that our microspheres were defective and that the manner in which the applicable product was marketed was insufficient. As is often the case when product liability lawsuits arise that assert claims of defects in the manufacturing and design of a medical device or of a failure to warn of risks inherent to such product, the FDA and comparable regulatory agencies outside of the U.S. could engage in a further review of the safety of these products and their approved conditions for use. On the basis of that review, the FDA or such other regulatory agency could decide to impose additional requirements regarding the manufacturing, marketing or promotion of these products, require changes to the labeling of these products, recall these products or commence proceedings to withdraw its clearance of these products, any of which could harm our reputation, adversely affect market acceptance of these products or cause a decline in revenue from the sale of the applicable product, which could adversely affect our financial condition, results of operations, the viability of our business and our future prospects, and would likely cause our stock price to decline.

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

Many of our competitors may have greater capabilities, experience and financial resources than we do. As a result, they may develop products more quickly or at less cost that compete with our microsphere products and related delivery systems. For example, in recent years we have experienced increased competition from products that compete with Embosphere Microsphere products for UFE. Moreover, some of our competitors have provided free or reduced-price samples of competing forms of microspheres for use in medical procedures for which our Embosphere Microspheres are indicated. We believe the availability of these free or reduced-price samples may have adversely affected our revenue, and if this practice recurs our product revenue may continue to be adversely affected.

Currently, the primary products with which our microspheres compete for some of our applications are spherical PVA sold by Boston Scientific, Terumo and Biocompatibles, Embozene sold by CeloNova, gelfoam sold by Pfizer, non-spherical (particle) PVA sold by Boston Scientific and Cook, and drug-eluting beads sold by Biocompatibles.

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

The availability and levels of reimbursement by governmental and other third-party payors affects the market for any medical device. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Some insurance companies do not fully reimburse for embolization procedures. These third-party payors may attempt to contain or reduce the costs of health care by lowering the rate at which providers are reimbursed for embolization procedures or challenging the prices that companies such as ours charge for medical products. For example, on January 1, 2007, the Centers for Medicare and Medicaid Services, or CMS, issued a rule providing for a single, all-inclusive reimbursement code for UFE. This code is inclusive of all services occurring on the day of the procedure. This physician reimbursement rate is lower than the rate historically received by physicians. We believe that some physicians have shifted their procedural mix away from UFE in response to this change in reimbursement, which has negatively affected, and may continue to negatively affect, our sales growth. Conversely, beginning January 1, 2008 the CMS assigned a new ambulatory procedure code, or APC, for UFE procedures performed in an outpatient setting. We believe that this new APC has resulted in an increase in hospital reimbursement for UFE procedures. However, CMS could adversely change this APC in the future or otherwise decrease the payment rate for such UFE procedures. Any change in reimbursement levels could have an adverse effect on utilization rates for UFE or liver embolization procedures.

In some foreign countries, particularly the countries of the European Union where our microsphere products are currently marketed and sold, the pricing of medical devices is subject to governmental control, and the prices charged for our products have in some instances been reduced as a result of these controls.

Initiatives to limit the growth of health-care costs, including price regulation, are underway in the United States and other major health-care markets. For example, payors may increase the complexity of patient precertification required prior to performing a UFE procedure. In addition, we may be affected by prescription drug benefit legislation recently enacted in the United States. It is unclear what, if any, impact on hospital and/or physician reimbursement levels for UFE may result from the new health-care reform bill that was just passed by U.S. Congress. While these initiatives have in many cases related to pharmaceutical pricing, implementation of more sweeping health-care reforms in significant markets may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician’s selection of products used to treat patients.

If we do not recruit and retain senior management and other key employees, we may not be able to successfully implement our business strategy.

Our success is substantially dependent on our ability to recruit and retain members of our senior management, including Richard J. Faleschini, our president and chief executive officer; Martin J. Joyce, our executive vice president of finance and administration and chief financial officer; Melodie R. Domurad, Ph.D., our vice president of regulatory, medical affairs and quality systems; Peter C. Sutcliffe, our vice president of manufacturing; and other key employees. Effective March 31, 2010, Willard W. Hennemann, Ph. D., our vice president of new products and business development, and Joel B. Weinstein, our vice president of global marketing and sales, stepped down from their positions and ceased to be named executive officers. Disruptions in our business could result in the near term as a result of these departures or any other such departures. All of the agreements with our officers provide that their employment may be terminated either by the employee or by us at any time and without notice. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. We do not carry key man life insurance on any of our executive officers or other personnel.

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

As of May 3, 2010, we believe that Sepracor Inc., an indirect wholly-owned subsidiary of Dainippon Sumitomo Pharma Co., Ltd., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 21% and 13% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of series A preferred stock held by these stockholders. Moreover, we have granted board-observation rights to Sepracor and Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitle them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

In the event that we enter into an acquisition or business combination in which we sell all or substantially all of our assets, or if there occurs a change of control of a majority of our common stock outstanding prior to such transaction, the holders of our series A preferred stock will have the right to receive, before any distributions or payments to the holders of our common stock, an amount in cash equal to $1,000 (subject to adjustment) for each share of Series A preferred stock then held by such holder, plus an amount equal to any accrued but unpaid dividends, and will then participate with the holders of the common stock on a pro-rata basis with respect to the distribution of any remaining assets. The existence of this right may make it difficult for us to raise capital in financing transactions with third parties and will also result in holders of our common stock receiving smaller distributions or payments upon a change of control or asset sale than they would be entitled to receive if no preferential payments were required to be made to holders of our series A preferred stock.

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

The marketing claims the FDA specifically authorized us to make regarding our microspheres in the United States were set forth in the FDA clearance. Our EmboGold Microspheres have not been specifically cleared for use in UFE. Although our QuadraSphere Microspheres are identical to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepatocellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not indicated for use in hepatocellular carcinoma and hepatic metastasis. We will need to conduct a clinical trial and obtain FDA clearance or approval of a marketing application in order to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepatocellular cancer or hepatic metastasis in the United States. European Union regulations do not require such an application for this class of medical devices. In order for us to seek FDA clearance or approval to promote the use of QuadraSphere Microspheres for the embolization of hepatocellular carcinoma and hepatic metastasis, we will need to complete a clinical trial and submit positive clinical data to the FDA. In October 2009, we submitted to the FDA an application to commence a clinical trial to compare the effectiveness of our QuadraSphere Microspheres combined with the chemotherapeutic agent doxorubicin against conventional transarterial chemoembolization with doxorubicin in patients with primary liver cancer. Our satisfactory resolution of the FDA’s comments on the IDE is a condition to starting the clinical trial in the United States. Based upon our discussions with the FDA, we have determined that our study protocol will include as a primary endpoint patient survival rather than overall tumor response rate at six months, which was the primary endpoint that we proposed in our initial IDE application. Furthermore, we are continuing to discuss with the FDA the protocol requirements for the trial, including the comparators to be evaluated in the trial and the number of patients needed to assess statistical significance of the results. We will be able to estimate the cost and timeline for completing the trial only after we have agreed upon the final trial design with the FDA. Because our discussions with the FDA are ongoing and we have not yet agreed upon and finalized the trial design, we have not determined whether or when to undertake the clinical trial, and if we determine to not undertake the trial, or if we undertake the trial and the results are not sufficient to obtain FDA approval, then we will not be able to promote our QuadraSphere Microspheres for liver cancer indications in the United States. Although we have not received approval or clearance from the FDA to market our QuadraSphere Microspheres for primary or metastatic liver cancer in the United States, we believe that some physicians are using QuadraSphere Microspheres off label in the treatment of primary and metastatic liver cancer. If the FDA were to conclude that we have improperly promoted our products for unapproved indications, the FDA could allege that our promotional activities misbrand or adulterate our products, leading to enforcement action against us. A government agency could also allege that the promotion of products for off label use could violate the false claims act or other similar law.

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

In order to obtain regulatory approval to market new products or new indications for our products, we may be required to complete clinical trials to demonstrate the safety and effectiveness of such new products or new indications. For example, the FDA is requiring that we conduct clinical trials and submit a marketing application seeking to obtain the approvals and clearances required to promote our QuadraSphere Microspheres for primary liver cancer in the United States. In October 2009, we submitted to the FDA an IDE application to commence a clinical trial comparing the effectiveness of our QuadraSphere Microspheres combined with the chemotherapeutic agent doxorubicin against conventional transarterial chemoembolization with doxorubicin in patients with primary liver cancer. Because our discussions with the FDA are ongoing and we have not yet agreed upon and finalized the trial design, we have not determined whether or when to undertake the clinical trial. Clinical testing is expensive, difficult to design and implement, can take multiple years to complete and is uncertain as to outcome. We may experience numerous unforeseen events during, or as a result of, any clinical trials that could delay or prevent our ability to receive the regulatory approval we are seeking. These unforeseen events may include:

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

If we are required to conduct additional clinical trials or other testing of the use of new products or products for new indications, if we are unable to successfully complete clinical trials or other testing, if the results of any such trials are not positive or are only modestly positive, or if there are safety concerns, we may:

•                  be delayed in obtaining marketing approval for the new products or new indications that are the subject of the clinical trial;

•                  not be able to obtain marketing approval; or

•                  obtain approval for an indication that is not as broad as the indication that we sought.

We are required to register certain types of device clinical trials and report the results in a national, publicly accessible database (www.clinicaltrials.gov). The FDA requires the submission of certification of compliance with this requirement with applications or reports concerning such studies. If we fail to comply with the clinical trial registry requirements, we will be potentially subject to civil monetary penalties.

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

Even if the FDA grants us approval or clearance with respect to marketing any product, such product will be subject to ongoing regulatory review, including the review of adverse events and field experience reported after such product is made commercially available, and restrictions on the indications for which we can market the product. The FDA can propose to withdraw approval or clearance or impose additional restrictions if postmarket adverse events and field experience indicate that a product may not be safe for use under the cleared or approved conditions of use. For example, we were named as a defendant in two product liability lawsuits in which the plaintiffs claimed that our microspheres were defective and not accompanied by proper warnings and instructions for use. Product liability claims like these can lead the FDA and comparable regulatory agencies outside of the U.S. to engage in a further review of the safety of these products and their approved conditions for use. On the basis of that review, the FDA or such other regulatory agency could determine to impose additional requirements regarding the manufacturing, marketing or promotion of these products, require changes to the labeling of these products, or commence proceedings to withdraw its clearance of these products, any of which could harm our reputation, adversely affect market acceptance of these products or cause a decline in revenue from the sale of the applicable product, which in turn could adversely affect our financial condition, results of operations, the viability of our business and our future prospects and cause our stock price to decline.

The marketing claims we are permitted to make in labeling or advertising regarding our microspheres in the United States are limited to those consistent with any FDA approval or clearance. For example, because our EmboGold Microspheres are not cleared for specific use in UFE, we may not promote them for this specific use. Although our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepatocellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not specifically indicated for use in hepatocellular carcinoma and hepatic metastasis. FDA regulations require that we conduct clinical trials prior to submitting a marketing application to claim the use of QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepatocellular cancer or hepatic metastasis, while European Union regulations do not require preclearance clinical trials for this class of medical device on an indication-by-indication basis. Accordingly, in order for us to seek FDA approval or clearance to promote the use of QuadraSphere Microspheres for the embolization of hepatocellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials. In October 2009, we submitted to the FDA an IDE application to commence a clinical trial to compare the effectiveness of our QuadraSphere Microspheres combined with the chemotherapeutic agent doxorubicin against conventional transarterial chemoembolization with doxorubicin in patients with primary liver cancer. The FDA has advised us that our study protocol will need to include patient survival as a primary endpoint for the trial, rather than overall tumor response rate at six months, which was the primary endpoint that we proposed in our IDE application. Our satisfactory resolution of the FDA’s comments on the IDE is a condition to starting the clinical trial. We are currently evaluating the FDA’s protocol requirements for the trial, including how the primary endpoint requirements will affect our plans regarding the size of the trial and its timeline and cost for completion. We have not reached a conclusion about whether or when to undertake the clinical trial, and if we determine to not undertake the trial, or if we undertake the trial and the results are not sufficient to obtain FDA approval, then we will not be able to promote our QuadraSphere Microspheres for liver cancer indications in the United States.

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

Existing or future legislation or regulations, or the FDA’s implementation thereof, may make it more difficult and costly for us to obtain regulatory approval or clearance of our product candidates and to produce, market and distribute products after approval.

Legislation or regulations enacted or modified in the future, including potential changes to the 510(k) premarket notification process, may also make it more difficult and/or costly to obtain clearance of new medical device products or to produce, market and distribute products after approval. The FDA is currently reviewing its 510(k) regulatory program and may implement changes that will make it more difficult, time-consuming or costly to obtain 510(k) clearance.

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

On January 13, 2005, we were notified of a Notice of Opposition filed in the European Patent Office, or EPO, by Biocompatibles UK Limited on December 23, 2004, challenging the patentability of the claims in our granted European Patent, EP 1128816, which relates to certain PVA microspheres for use in embolization and methods thereof. On December 10, 2007, the EPO upheld the claims of our patent in amended form and on December 27, 2007 rendered its formal written decision. We and Biocompatibles have appealed this decision. The EPO has not set a date, but we expect oral proceedings to be scheduled within the next twelve months. On July 1, 2008, Biocompatibles UK Limited filed a Notice of Opposition in the EPO challenging the patentability of the claims in our granted European Patent, EP 1267839, which relates to certain drug-loaded microspheres and their use in embolization. We filed a reply to Notice of Opposition on March 19, 2009. Oral Proceedings are scheduled for September 23, 2010. We intend to continue to defend our European patents. We are not able to predict the outcome of either of these opposition proceedings.

With the exception of the two European Opposition proceedings just described, we are not currently involved in any other litigation or actions with third parties to enforce or defend our patent rights. However, in order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits, opposition proceedings or interference proceedings, or defend against such proceedings. By initiating legal proceedings to enforce our intellectual property rights, we may also provoke these third parties to assert claims against us. If we do not prevail in any such proceedings, our patents could be narrowed, invalidated or rendered unenforceable. Furthermore, we may be sued for infringing on the intellectual property rights of others. We may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court regarding the proprietary rights of others. As we introduce new products into the market, we may be accused of infringing the patent rights of third parties. If we do not prevail in such a patent litigation brought against one of our products or its use, we may be required to pay damages, stop selling our product or obtain a royalty-bearing license if one is obtainable. Any required license might not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be prevented from selling some of our products, which could decrease our revenue. Intellectual property litigation is costly and, even if we prevail, could divert management attention and resources away from our business.

If our exclusive license to use the Embosphere Microsphere intellectual property that we jointly own with L’Assistance Publique-Hôpitaux de Paris is terminated, then our competitive position, financial condition, prospects and stock price could be adversely affected.

We have an agreement with L’Assistance Publique-Hôpitaux de Paris, or AP-HP, pursuant to which AP-HP has granted us exclusive rights to use two United States patents and their foreign counterparts that we jointly own with AP-HP relating to Embosphere Microspheres. This agreement can be terminated on short notice by AP-HP if we default on our obligations under the license and fail to cure such default after notice is provided. The license imposes commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any sublicensee’s failure, to comply with the terms of the license could result in our loss of our exclusive rights to the jointly-owned intellectual property that is the subject of the license. If the AP-HP exclusive license is terminated, AP-HP will have the right to grant a nonexclusive license to our jointly-owned technology to a third party which would then have the freedom to seek regulatory approval of, and to market, products identical to our Embosphere Microspheres. This could have a material adverse effect on our competitive business position, financial condition and our business prospects and would likely cause our stock price to decline.

Risks Relating to the Production and Supply of Our Products

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer.

If we fail to produce sufficient products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce and package all of our microsphere products in one manufacturing facility in France. We have contracted with two suppliers for our guidewire products. Either we or any third-party manufacturer would likely experience significant delays or a cessation in producing our products if we or they experience difficulties, delays or failures in manufacturing processes, quality control processes, equipment calibration, process-critical equipment or in any other process necessary for the manufacture of our products, or if we or they experience a labor-based error or omission, or a labor strike, natural disaster, local or regional conflict or any disruption in supply. If we are unable to manufacture and package our products at our facility in France, we may be required to enter into arrangements with one or more alternative contract manufacturing companies.

Even if we are able to identify alternative facilities to manufacture our products, if necessary, we may experience disruption in the supply of our products until such facilities are available. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not be available to us on acceptable terms or at all. Our failure to deliver products on a timely basis could lead to customer dissatisfaction and damage our reputation. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to become profitable.

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

We currently purchase key components and services with respect to our microspheres, catheters and guidewires from approximately ten third-party vendors, including a third party from which we purchase guidewires for our Segway Guidewire product; a third party from which we purchase catheters for our EmboCath Plus Infusion Microcatheter product; and a third party from which we purchase guidewires for our Sequitor Steerable Guidewire and recently released Tenor Steerable Guidewire products. Our reliance on our suppliers exposes us to risks, including:

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenue from the sale of our microspheres and delivery system products outside the United States. For the three months ended March 31, 2010 and for the year ended December 31, 2009, approximately 22% of our revenue was derived from sales of our microspheres and delivery systems in geographic territories outside the United States. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

•                  failure of local laws to provide the same degree of protection against infringement of our intellectual property that United States laws provide;

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

In 2008, we commercially launched our Embosphere Microsphere product in the People’s Republic of China. Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China. The economy of China has been transitioning from a planned economy to a market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in interruptions of our commercialization efforts in China. In addition, the Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Our commercialization efforts in China could be materially harmed by any changes in the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations. If such commercialization efforts in China are materially harmed, we would not be able to grow sales of our Embosphere Microspheres in China and our operating results could be adversely affected.

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

The market price of our stock is highly volatile. From January 1, 2008 through May 3, 2010, the price of our common stock has ranged from a low of $1.26 to a high of $6.00. As a result of this volatility, investments in our stock could rapidly lose their value.

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

•                  filings of, results of, or developments under, lawsuits involving us or our competitors;

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

Securities analysts may elect not to provide research coverage of our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who elect to cover us downgrades our stock, our stock price could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. It may be difficult for a company of our size, with a smaller market capitalization, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

ITEM 6.          EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	BIOSPHERE MEDICAL, INC.

/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	/s/ MARTIN J. JOYCE
Martin J. Joyce
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 17, 2010	/s/ MICHAEL R. MEGNA
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