Form 10-Q
period 2010-06-30
BIOSPHERE MEDICAL INC
filed 2010-08-13
CIK 919015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2010 was 18,758,982 shares.

BioSphere Medical, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BIOSPHERE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,049	$8,573
Marketable securities	12,048	9,515
Accounts receivable, net of allowance for doubtful accounts of $56 and $57 as of June 30, 2010 and December 31, 2009, respectively	4,927	5,183
Inventories	3,026	3,713
Prepaid and other current assets	850	639
Total current assets	22,900	27,623
Property and equipment, net	648	829
Goodwill	1,443	1,443
Other assets	403	552
Total Assets	$25,394	$30,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,127	$1,128
Accrued compensation	1,811	2,796
Accrued preferred dividend	144	144
Other accrued liabilities	1,969	1,960
Current portion of capital lease obligations	3	8
Current portion of deferred revenue	333	333
Total current liabilities	5,387	6,369
Long-term portion of deferred revenue	404	431
Total Liabilities	5,791	6,800

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 6% series A convertible preferred stock, 12,000 shares authorized, 9,636 shares issued and outstanding as of June 30, 2010 and December 31, 2009	8,521	8,521
Common stock, $.01 par value; 50,000,000 shares authorized, 18,758,982 and 18,419,895 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	188	184
Additional paid-in capital	108,616	107,742
Accumulated deficit	(97,266)	(93,381)
Accumulated other comprehensive income	(456)	581
Total stockholders’ equity	19,603	23,647
Total Liabilities and Stockholders’ Equity	$25,394	$30,447

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue:
Product sales	$7,688	$7,937	$14,706	$15,117
Licensing and collaborative revenue	108	174	211	278
Total revenue	7,796	8,111	14,917	15,395
Costs and expenses:
Cost of product sales	1,945	1,914	3,735	3,755
Research and development	639	704	1,356	1,690
Sales	2,770	2,623	5,268	5,340
Marketing	1,359	1,311	2,765	2,825
General and administrative	3,815	1,702	5,654	3,599
Patent	119	205	322	377
Total costs and expenses	10,647	8,459	19,100	17,586
Loss from operations	(2,851)	(348)	(4,183)	(2,191)
Interest income	7	—	10	2
Interest expense	(1)	(1)	(3)	(3)
Foreign exchange gain (loss), net	317	(138)	534	63
Realized loss on investments	—	(35)	—	(35)
Loss before income tax	(2,528)	(522)	(3,642)	(2,164)
Income tax benefit	19	—	46	—
Net loss	(2,509)	(522)	(3,596)	(2,164)
Preferred stock dividends	(145)	(145)	(289)	(289)
Net loss applicable to common stockholders	$(2,654)	$(667)	$(3,885)	$(2,453)
Net loss per common share applicable to common stockholders
Basic and diluted	$(0.15)	$(0.04)	$(0.21)	$(0.14)
Weighted average number of common shares outstanding
Basic and diluted	18,106	18,035	18,096	18,024

The accompanying notes are an integral part of these consolidated financial statements.

BIOSPHERE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(3,596)	$(2,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	16	—
Depreciation and amortization	185	212
Non-cash stock compensation	817	925
Foreign currency gains, net	(534)	(63)
Realized loss on available-for-sale investments	—	35
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	110	(287)
Inventories	287	363
Prepaid and other current assets	(146)	144
Accounts payable	44	(81)
Deferred revenue	(27)	175
Accrued compensation	(870)	22
Other accrued liabilities	188	626
Net cash used in operating activities	(3,526)	(91)
Cash flows from investing activities:
Purchase of property and equipment	(79)	(185)
Purchase of marketable securities	(11,491)	—
Proceeds from the sale and maturity of marketable securities	8,963	313
Net cash (used in) provided by investing activities	(2,607)	128
Cash flows from financing activities:
Proceeds from issuance of common stock under employee benefit and incentive plans	62	41
Payment of cash dividends	(289)	(289)
Principal payments under capital lease obligations	(5)	(5)
Net cash used in financing activities	(232)	(253)
Effect of exchange rate changes on cash and cash equivalents	(159)	(9)
Net change in cash and cash equivalents	(6,524)	(225)
Cash and cash equivalents at beginning of period	8,573	17,837
Cash and cash equivalents at end of period	$2,049	$17,612

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

2.                Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared on a basis consistent with the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The consolidated financial statements include the accounts of the Company’s three wholly-owned subsidiaries, BMSA, BioSphere Medical Japan, Inc. and BSMD Ventures, Inc. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted. The consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for three- and six-month periods ended June 30, 2010 and 2009. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2010.

Plan of Merger

On May 13, 2010, the Company entered into a definitive agreement and plan of merger with Merit Medical Systems, Inc. (“Merit Medical”) and Merit BioAcquisition Co., a wholly-owned subsidiary of Merit Medical, pursuant to which the Company agreed to merge with and into Merit BioAcquisition Co. in a cash transaction valued at approximately $96.00 million.   In connection with the transaction, on August 11, 2010, the Company called for redemption on September 8, 2010 all 9,636 currently outstanding shares of series A preferred stock at a redemption price of $1,000 per share plus accrued but unpaid dividends. Holders of such shares of series A preferred stock may elect to convert each share of series A preferred stock into 250 shares of common stock prior the redemption date. The redemption date will occur prior to the date set for consummation of the merger, such that to the extent that any holder of the series A preferred stock has not elected to convert such shares into shares of common stock prior to the redemption date, all of such shares will be redeemed on the redemption date and before the consummation of the merger. Under the terms of the merger agreement, and assuming the conversion of all outstanding shares of series A preferred stock into shares of common stock prior to the redemption date, at closing (i) each share of the Company’s common stock will be exchanged for $4.38 per share in cash; (ii) all of the Company’s outstanding stock options, whether vested or unvested, will be cancelled and each holder of such stock options will be entitled to receive an amount equal to the product of (A) the number of shares subject to such holder’s stock option, multiplied by (B) $4.38 less the applicable per-share exercise price; and (iii) each share of the Company’s restricted stock will become fully vested and free of any repurchase rights or other restrictions immediately prior to the effective time of the merger, and will be treated in a manner consistent with the other shares of the Company’s common stock. Completion of the transaction is subject to approval by the Company’s stockholders and other customary closing conditions and is expected to occur in the third quarter of 2010.

Subject to the satisfaction of certain conditions, the Company’s board may withdraw or modify its recommendation to its stockholders for adoption of the merger agreement. In the event that the board withdraws or modifies its recommendation in a manner adverse to Merit Medical and the merger agreement is terminated, the Company may be required to pay a termination fee of $3.84 million to Merit Medical.

Subsequent Events

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2010 and on or before the date these consolidated financial statements were issued.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. In accordance with its investment policy, surplus cash is invested in investment-grade corporate and U.S. government debt as well as certain asset-backed securities. The Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value. Unrealized gains and unrealized losses that are not deemed to be other than temporary are included in accumulated other comprehensive income. The Company recognizes declines in fair value of its marketable securities that are deemed to be other-than-temporary impairments in the consolidated statement of operations. In evaluating the Company’s financial investments for other-than-temporary impairments, it considers credit losses, credit ratings and other factors such as changes in interest rates. For the six months ended June 30, 2010, the Company did not record significant realized gains or realized losses on marketable securities. During the six months ended June 30, 2009, the Company recognized an approximate $35,000 charge to income as a result of a write-down of certain asset-backed securities due to an other-than-temporary decline.

As of June 30, 2010, the Company has restricted investments of $58,000, which consist of amounts the Company is required to keep as collateral for its existing letter of credit relating to its facility lease in Rockland, Massachusetts.

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

In September 2006, the Company entered into an agreement to license certain patent technologies to a third party in exchange for an up-front lump-sum payment of $250,000 and an additional royalty on future net sales of the licensed products. Under the agreement, the third party paid a minimum royalty of $1.00 million over the first three years of the agreement. The Company is recognizing both the up-front payment and the minimum royalties over the estimated useful life of the patent. The Company recognized approximately $44,000 and $208,000 as licensing revenue relating to this agreement during the six months ended June 30, 2010 and 2009, respectively.

On April 16, 2009, the Company entered into an international distribution agreement with Nippon Kayaku Co., Ltd. (“Nippon Kayaku”). The agreement grants Nippon Kayaku the exclusive right to distribute the Company’s HepaSphere™ Microspheres and Embosphere Microspheres upon regulatory approval in Japan. The agreement provides that Nippon Kayaku is responsible for filing, obtaining and maintaining all regulatory approvals necessary for the sale, marketing, pricing and reimbursement of the products in Japan, including performing any clinical trials required as a result of seeking such regulatory approvals in Japan. Assuming product approval, the Company will provide HepaSphere Microspheres and Embosphere Microspheres to Nippon Kayaku for distribution and sale in Japan. Additionally, Nippon Kayaku made a nonrefundable milestone payment of $1.00 million in 2009 which is being recognized as collaborative revenue ratably over the expected term of the research and development period, and has agreed to make up to $3.00 million in additional milestone payments based upon specified objectives, including achievement of clinical, regulatory and sales goals. For the six months ended June 30, 2010, the Company recognized approximately $167,000 as collaborative revenue relating to the Nippon Kayaku agreement, with the remaining balance of $333,000 and $264,000 recorded as short- and long-term deferred revenue, respectively.

During the six-month period ended June 30, 2010, the Company recognized $140,000 in deferred revenue relating to security deposits received pursuant to new international distribution agreements. Under these new agreements, distributors are required to pay the Company an annual security deposit over the life of the agreement.

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

The Company is subject to income tax in numerous jurisdictions at various rates worldwide, and the use of estimates is required in determining the tax provision and valuation allowance against net deferred tax assets. The Company has substantial net operating loss carryforwards that have generated significant deferred tax assets in its tax jurisdictions. Due to the size of the net operating loss carryforwards in relation to the Company’s history of unprofitable operations, the Company historically has not recognized any of its net deferred tax assets. However, future improvements in the Company’s operating performance in a tax jurisdiction or significant changes in any of the Company’s estimates and judgments, including the operating profitability of its French subsidiary, if any, could increase the certainty of the Company’s ability to apply its deferred tax assets against taxable income, which, if so applied, could have a significant impact on the valuation of the Company’s deferred tax assets and reported operating results.

As of June 30, 2010, the Company has recognized approximately $46,000 in research and development tax credits related to research and development activities performed at the Company’s French facility during the first half of 2010.  During the first six months of 2010, the Company received $77,000 from the French tax authorities because the credits earned in 2005 were monetized under an economic stimulus program enacted by the French government. As of June 30, 2010, $215,000 in outstanding research and development tax credits related to 2009 and the first half of 2010 have been included in other long-term assets until they are received from the French tax authorities.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss; specifically, the effects of foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities. For the three and six months ended June 30, 2010 and 2009, the Company’s comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(2,509)	$(522)	$(3,596)	$(2,164)
Cumulative translation adjustment	(631)	304	(1,042)	(8)
Unrealized gain on investments	5	28	5	33
Total comprehensive loss	$(3,135)	$(190)	$(4,633)	$(2,139)

Net Loss Per Share

The Company calculates net income (loss) per share in accordance with the two-class method. Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Should the Company become profitable, diluted net loss per share would be computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. Since the Company is in a net loss position, shares used to compute dilutive net loss per share exclude the following common-share equivalents as their inclusion would have an antidilutive effect. These are as follows:

	As of June 30,
(in thousands)	2010	2009
Shares issuable upon exercise of stock options	3,502	3,450
Shares issuable upon conversion of convertible securities	2,409	2,409
Shares issuable upon exercise of outstanding warrants	—	400
Unvested restricted stock awards	634	335
	6,545	6,594

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

3.                Marketable Securities and Cash Equivalents

All current fixed maturity securities are classified as “available for sale” and are reported at fair value. The Company has determined that its investment securities are available to support current operations and, accordingly, has classified such marketable securities as current assets without regard to contractual maturities. The unrealized gains or losses on these securities are included in accumulated other comprehensive income as a separate component of stockholders’ equity unless the decline in value is deemed to be other than temporary, in which case securities are written down to fair value and the loss is charged to income. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors.

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of June 30, 2010 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Corporate bonds	$2,698	$—	$(1)	$2,697
Bank obligations	999	1	—	1,000
Federal agency obligations	8,338	3	—	8,341
Residential mortgage-backed obligations	10	—	—	10
Total marketable securities	12,045	4	(1)	12,048
Cash equivalents:
Money market funds	822	—	—	822
Total cash equivalents	822	—	—	822
Total marketable securities and cash equivalents	$12,867	$4	$(1)	$12,870

The Company’s available-for-sale marketable securities and cash equivalents, including accrued interest receivable, as of December 31, 2009 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities:
Corporate bonds	$4,051	$1	$—	$4,052
Bank obligations	2,648	2	—	2,650
Federal agency obligations	2,794	—	(4)	2,790
Residential mortgage-backed obligations	23	—	—	23
Total marketable securities	9,516	3	(4)	9,515
Cash equivalents:
Treasury bills	125	—	—	125
Bank obligations	1,458	—	—	1,458
Federal agency obligations	1,000	—	—	1,000
Money market funds	2,623	—	—	2,623
Total cash equivalents	5,206	—	—	5,206
Total marketable securities and cash equivalents	$14,722	$3	$(4)	$14,721

As of June 30, 2010, the contractual maturities of marketable securities are as follows:

(in thousands)	Estimated Fair Value
Due within one year:
Corporate bonds	$2,697
Bank obligations	1,000
Federal agency obligations	8,341
Due after ten years:
Residential mortgage-backed obligations	10
Total marketable securities	12,048
Cash equivalents:
Money market funds	822
Total cash equivalents	822
Total marketable securities and cash equivalents	$12,870

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at each reporting period as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate bonds	$2,697	$—	$2,697	$—
Bank obligations	1,000	—	1,000	—
Federal agency obligations	8,341	—	8,341	—
Mortgage-backed obligations	10	—	10	—
Cash equivalents:
Money market funds	822	822	—	—
Total marketable securities and cash equivalents	$12,870	$822	$12,048	$—

The Company measures the fair value of money market funds and other cash equivalents based on quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments were valued either based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

The Company’s policy is to recognize transfers into and out of the levels within the fair value of the hierarchy as of the actual date of the event or change in circumstance that caused the transfer.  Transfers between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2010 primarily consist of purchases of $11.49 million, and sales and maturities totaling $8.96 million, of available-for-sale equity securities.

4.                Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of:

(in thousands)	June 30, 2010	December 31, 2009
Raw material	$410	$427
Work in process	1,252	1,394
Finished goods	1,364	1,892
Total inventory	$3,026	$3,713

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Revenue:
United States	$6,048	$6,418	$11,505	$12,207
France	404	420	767	899
Other European Union countries	395	545	891	1,210
Other foreign countries	949	728	1,754	1,079
Total revenue	$7,796	$8,111	$14,917	$15,395

(in thousands)	June 30, 2010	December 31, 2009
Property and equipment, net:
United States	$168	$210
France	480	619
Total property and equipment, net	$648	$829

6.                Stock Plans

The fair value of stock options granted during the three and six months ended June 30, 2010 and 2009 are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options granted (in thousands)	—	45	97	603
Weighted-average exercise price	N/A	$1.90	$2.91	$1.72
Weighted-average grant date fair value	N/A	$1.38	$1.75	$1.08
Assumptions:
Dividend yield	N/A	0%	0%	0%
Expected volatility	N/A	72%	65%	68%
Risk-free interest rate	N/A	2.99%	2.42%	2.32%
Expected term (years)	N/A	8.07	5.86	6.20

Changes in outstanding stock options for the six months ended June 30, 2010 were as follows:

(in thousands, except exercise price and term)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,475	$4.40
Granted	97	$2.91
Exercised	—	$—
Forfeited and expired	(70)	$15.28

Outstanding at June 30, 2010	3,502	$4.14	6.31	$3,244

Exercisable at June 30, 2010	2,212	$4.47	5.39	$1,712
Vested or expected to vest at June 30, 2010	3,358	$4.15	6.24	$3,089

Changes in unvested restricted stock awards for the six months ended June 30, 2010 were as follows:

(in thousands, except fair value)	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2009	335	$1.59
Awarded	316	$3.18
Vested	(17)	$3.81
Unvested at June 30, 2010	634	$2.32

At June 30, 2010, there were $2.30 million and $848,000 of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock awards, respectively, which the Company expects to recognize over weighted-average periods of 2.41 years and 3.52 years, respectively.  However, the amount of stock compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

7.                Contingencies

On June 10, 2010, certain of the Company’s directors were named as defendants in a putative class action complaint, captioned Fessahaye v. Faleschini, et al., C.A. No. 5553-CC, filed in the Court of Chancery of the State of Delaware. The action, purportedly brought on behalf of a class of the Company’s stockholders, alleges that certain of the Company’s directors purportedly breached their fiduciary duties in connection with the proposed merger by failing to maximize shareholder value and obtain the best financial and other terms. The complaint includes requests for declaratory, injunctive and other equitable relief, including enjoining the Company from consummating the merger with Merit Medical Systems, Inc., in addition to fees and costs.  On July 19, 2010, plaintiff filed an amended complaint adding the Company as a defendant and further alleging that its preliminary proxy statement failed to provide material information and provided materially misleading information relating to the proposed merger.

On July 30, 2010, plaintiff (on behalf of himself and the members of the putative class) and all defendants entered into a memorandum of understanding reflecting an agreement in principle to settle the matter. The agreement in principle required, among other things, the Company to disclose additional information, which information was included in the Company’s definitive proxy statement on Schedule 14A that was filed with the SEC on August 3, 2010. The agreement in principle is subject to the parties reaching agreement on the terms of a mutually acceptable definitive settlement agreement. Thereafter, the settlement agreement will be subject to approval by the court and also conditioned upon consummation of the merger.

8.                Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. When applying the relative-selling-price method, the determination of the selling price for each deliverable must be consistent with the objective of determining vendor-specific objective evidence of fair value, which is the price at which the entity does or would sell the element on a stand-alone basis. ASU 2009-13 requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangement, as well as certain transitional disclosures during the periods after adoption. This guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. The Company does not believe the adoption of this standard will have a material impact on its results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. ASU 2010-06 also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this standard did not, and is not expected to, have a material impact on the Company’s results of operations, financial position or cash flows.

In April 2010, the FASB issued ASU No. 2010-17 “Revenue Recognition — Milestone Method of Revenue Recognition” (“ASU 2010-17”).   ASU 2010-17 states the milestone method is a valid application of the proportional performance revenue recognition model when applied to research and development arrangements. Under the milestone method, revenue for a milestone payment may be recognized in its entirety upon achievement of a substantive milestone if the consideration for achieving the milestone relates solely to past performance. ASU 2010-17 will be applied prospectively to milestones achieved in fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position or cash flows.

9.                Subsequent Event

Redemption Notice; Redemption Loan

In connection with the Company’s call for redemption on August 11, 2010 of its series A preferred stock (see Note 2), on August 10, 2010, the Company issued a convertible promissory note to Merit Medical, pursuant to which Merit Medical has agreed to loan to the Company an aggregate of $10.00 million solely to fund the payment of the aggregate series A liquidation preference amount upon such redemption.  The redemption date will occur on September 8, 2010 and will take place prior to the date set for the consummation of the merger, such that to the extent that any holder of the series A preferred stock has not elected to convert such shares into shares of common stock prior to the redemption date, all of such shares will be redeemed on the redemption date and before the consummation of the merger.

Merit Medical has agreed to make the loan at least one business day prior to the redemption date set forth on the redemption notice sent by the Company to the holders of the Company’s series A preferred stock. The Company has agreed that, to the extent that any holder of its series A preferred stock converts such shares prior to redemption, the Company will not use the loan funds made available for such redemption for any purpose and will return such advanced loan funds to Merit Medical within two business days of the redemption date.

Any loan made will bear interest at a rate per annum equal to the prime interest rate, as determined by Wells Fargo Bank, National Association, plus 2%, but shall not be less than 6%, per annum. Upon the occurrence and continuance of an event of default, the loan will bear interest at a rate equal to the interest rate described above plus 2%, per annum.  The Company may, at any time prepay any advances under the loan, in whole or in part, upon at least five business days prior written notice to Merit Medical.

All loan amounts then outstanding, together with accrued and unpaid interest, will be due and payable in full in immediately available funds on the earliest of (i) two (2) business days following the redemption date, with respect to all advanced loan funds which were not used for payment of such redemption, (ii) February 10, 2012, or (iii) the consummation of any business combination or similar transaction in which the holders of the Company’s voting stock immediately prior to such transaction hold less than a majority voting power of BioSphere or any successor entity.

In the event that the merger agreement is terminated under certain conditions, the Company or Merit Medical will have the right to convert the outstanding principal amount of any loan (prior to the Company’s repayment of the loan amounts in the case of conversion by Merit Medical), including any accrued and unpaid interest, in whole or in part, into shares of the Company’s common stock at a conversion rate equal to $4.38 per share.

The Company’s subsidiaries have jointly and severally guaranteed the due and punctual payment, fulfillment and performance of all of its obligations under the Convertible Promissory Note pursuant to a Guaranty, dated as of August 10, 2010, by and among the Company’s subsidiaries and Merit Medical.

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

Recent Development

On May 13, 2010, we entered into a definitive agreement and plan of merger with Merit Medical Systems, Inc., or Merit Medical, and Merit BioAcquisition Co., which we refer to as merger sub, a wholly-owned subsidiary of Merit Medical, pursuant to which we agreed to merge with and into Merit BioAcquisition Co. in a cash transaction valued at approximately $96.00 million. We refer to the agreement and plan of merger as the merger agreement. In connection with but prior to the consummation of the transaction, on August 11, 2010, we called for redemption on September 8, 2010 all 9,636 currently outstanding shares of series A preferred stock at a redemption price of $1,000 per share plus accrued but unpaid dividends. Holders of such shares of series A preferred stock may elect to convert each share of series A preferred stock into 250 shares of common stock prior to the redemption date. The redemption date will occur prior to the date set for consummation of the merger, such that to the extent that any holder of the series A preferred stock has not elected to convert such shares into shares of common stock prior to the redemption date, all of such shares will be redeemed on the redemption date and before the consummation of the merger. Under the terms of the merger agreement, and assuming the conversion of all outstanding shares of series A preferred stock into shares of common stock prior to the redemption date, at closing (i) each share of our common stock will be exchanged for $4.38 per share in cash; (ii) all of our outstanding stock options, whether vested or unvested, will be cancelled and each holder of such stock options will be entitled to receive an amount equal to the product of (A) the number of shares subject to such holder’s stock options, multiplied by (B) $4.38 less the applicable per-share exercise price; and (iii) each share of our restricted stock will become fully vested and free of any repurchase rights or other restrictions immediately prior to the effective time of the merger, and will be treated in a manner consistent with the other shares of our common stock. Completion of the transaction is subject to approval by our stockholders and other customary closing conditions and is expected to occur in the third quarter of 2010.

In connection with our issuance on August 11, 2010 of the redemption notice referred to above, on August 10, 2010, we issued a convertible promissory note to Merit Medical, pursuant to which Merit Medical has agreed to loan to us an aggregate of $10.00 million solely to fund the payment of the aggregate series A liquidation preference amount upon such redemption.  For a further description of the redemption loan, see Note 9 of the Notes to Consolidated Financial Statements set forth herein and “Liquidity and Capital Resources - Borrowing Arrangements”.

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

Our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres. However, regulations of the United States Food and Drug Administration, or FDA, require that we conduct clinical trials and submit a marketing application which includes positive data from the clinical trials in order to obtain the approvals and clearances required to promote QuadraSphere Microspheres for the treatment of a specific disease or condition, including primary liver cancer. European Union regulations do not require preclearance clinical trials for this class of medical device on an indication-by-indication basis. In October 2009, we submitted to the FDA an investigational device exemption, or IDE, application seeking to commence a clinical trial to compare the effectiveness of our QuadraSphere Microspheres combined with the chemotherapeutic agent doxorubicin to conventional transarterial chemoembolization, or cTACE, with doxorubicin in patients with primary liver cancer. Based upon our discussions with the FDA to date, we have determined that our study protocol will include as a primary endpoint patient survival rather than overall tumor response rate at six months, which was the primary endpoint that we proposed in our initial IDE application. In addition, the FDA has advised us that approval of the IDE will also be conditioned upon our study protocol including a third study arm assessing QuadraSphere Microspheres as a stand-alone therapy (e.g., without the addition of doxorubicin) as compared to both QuadraSphere Microspheres combined with doxorubicin and conventional transarterial chemoembolization, or cTACE, with doxorubicin. In August 2010, we submitted an appeal to the FDA requesting that they reconsider their recommendation that our clinical trial also include the third study arm of treatment with QuadraSphere Microspheres as a stand-alone therapy.  Our satisfactory resolution of the FDA’s comments and recommendations on the IDE is a condition to starting the clinical trial in the United States and, because our discussions with the FDA are ongoing and we have not yet agreed upon and finalized the trial design, we have not determined whether or when to undertake the clinical trial. As such, we will not be able to estimate the cost and timeline for completing the trial until we have agreed upon the final trial design with the FDA and have otherwise determined to go forward with the trial.

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

In the six-month period ended June 30, 2010, we generated revenue primarily from product sales of our embolic products in North America and the European Union. We also generated revenue from product sales in other geographic territories, including the Middle East, Africa, South America and Asia. Product revenue also includes the sale of accessory embolotherapy devices such as our EmboCath® Plus Infusion Microcatheter, Sequitor® Steerable Guidewire, Segway® Guidewire and Tenor™ Steerable Guidewire. We derive a majority of our revenue in the United States and the European Union from the sale of Embosphere Microspheres for use in the treatment of uterine fibroids, using a procedure called uterine fibroid embolization, or UFE. Although we have not received approval or clearance from the FDA to market our QuadraSphere Microspheres for primary or metastatic liver cancer, we believe that some physicians are using QuadraSphere Microspheres in the treatment of primary and metastatic liver cancer.

We have experienced operating losses in each period since our inception. As of June 30, 2010, we had $14.10 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $97.27 million. Most of our expenditures to date have been for sales and marketing activities, general and administrative expenses and research and development activities. We expect to continue to incur operating losses in 2010 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities for our products and conducting research and development activities. Prior to 1999, we were engaged in chromatography programs that we divested in 1999. Of the cumulative operating loss at end of the second quarter of 2010, $31.54 million was related to our prior chromatography business and $65.73 million was related to our embolotherapy platform development.

Research and Development

Research and development expense as a percentage of total revenue for the six months ended June 30, 2010 and 2009 was 9% and 11%, respectively. Research and development expense in these periods relates primarily to:

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

•                  the cost, timing and success of regulatory approvals or clearances, including approvals or clearances for commencement or advancement of clinical trials for sale or marketing of product candidates;

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

In our 2009 Annual Report on Form 10-K, we identified the critical accounting policies and estimates upon which the consolidated financial statements were prepared. We have reviewed these critical accounting policies and estimates and have determined that they continue to be our most critical accounting policies and estimates for the quarter ended June 30, 2010. Actual results could differ materially from these estimates.

Results of Operations

Three and Six Months Ended June 30, 2010 and June 30, 2009

Revenue and Margin Overview

	For the Three Months Ended,		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2010	2009	($)	(%)
Total revenue	$7,796	$8,111	$(315)	(4)%
Cost of product sales	1,945	1,914	31	2%
Gross margin	$5,851	$6,197	$(346)	(6)%
Gross margin %	75%	76%	(1)%

	For the Six Months Ended,		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2010	2009	($)	(%)
Total revenue	$14,917	$15,395	$(478)	(3)%
Cost of product sales	3,735	3,755	(20)	(1)%
Gross margin	$11,182	$11,640	$(458)	(4)%
Gross margin %	75%	76%	(1)%

Revenue.  Revenue decreased $315,000 and $478,000, respectively, for the three- and six-month periods ended June 30, 2010, a decrease of 4% and 3%, respectively, as compared to the same periods in 2009. The decreases were primarily due to a decrease in sales of our microsphere products used in UFE.

Worldwide product revenue from sales of our microspheres for use in interventional gynecology for UFE procedures decreased $362,000 and $614,000, respectively, or 6%, from the three- and six-month periods ended June 30, 2009, due to a decrease in sales in the United States and in Europe, the Middle East and Africa, or EMEA, offset by an increase in sales outside of the United States and EMEA.  Sales in the United States decreased $345,000 and $632,000, respectively, or 7%, from the three- and six-month periods ended June 30, 2009, which we believe is primarily a result of the current economic environment, including the high rate of unemployment in the United States, which has reduced the demand for elective procedures such as UFE. Revenue from EMEA decreased $93,000 and $169,000, or 14% and 12%, respectively, during the three- and six-month periods ended June 30, 2010, compared to the same periods in 2009 due to a decrease in demand, primarily in Spain and United Kingdom. Revenue from sales outside of the United States and EMEA increased $76,000 and $187,000, or 22% and 36%, respectively, during the three- and six-month periods ended June 30, 2010, compared to the same periods in 2009 due to increased sales in China, Brazil and Japan.  In the second quarter of 2010, we recognized the sale of product totaling $30,000 for use in clinical trials to support product registration in Japan.

Worldwide product revenue from sales of our microspheres for use in interventional oncology increased $174,000 and $240,000, or 11% and 7%, respectively, from the three- and six-month periods ended June 30, 2009 because of higher sales of our QuadraSphere Microspheres in the United States and higher sales of our Embosphere Microspheres in China and Japan. During the three- and six-month periods ended June 30, 2010, revenue from sales in the United States of our QuadraSphere Microspheres increased $215,000 and $303,000, or 99% and 80%, respectively, as compared to the same periods in 2009. Revenue from sales of our Embosphere Microspheres outside the United States and EMEA increased $68,000 and $107,000, or 47% and 40%, respectively, during the three- and six-month periods ended June 30, 2010. Offsetting these increases was a decrease in revenue from sales of our Embosphere Microspheres in the United States of $92,000 and $111,000, or 10% and 6%, respectively, during the three- and six-month periods ended June 30, 2010. We believe the decrease in sales in the United States was due in part to the scarcity of Ethiodol, a third-party product used by doctors with our Embosphere Microspheres during conventional transarterial chemoembolization, or cTACE, procedures for treatment of liver cancer. The United States distributor of Ethiodol ceased distribution of this product in the first quarter of 2010. On May 11, 2010, the FDA announced that Guerbet LLC, or Guerbet, acquired the Ethiodol new-drug application and that Guerbet is working with the FDA to resume manufacturing of Ethiodol in the near future to enable continued availability for patients in the United States.  On June 9, 2010 the FDA announced that Guerbet, in conjunction with the FDA, is initiating a temporary importation of Lipiodol , which contains the same drug components as Ethiodol, to the United States. At this time, no other entity except Guerbet is authorized by the FDA to import or distribute either Ethiodol or Lipiodol.

Also included in total revenue for the three- and six-month periods ended June 30, 2010 is $108,000 and $211,000, respectively, of revenue from our licensing of nonstrategic technology to a third party and pursuant to collaborative agreements. During the three and six months ended June 30, 2010, we recognized $83,000 and $167,000 of revenue related to the $1.00 million nonrefundable payment we received upon the signing of a distribution agreement with Nippon Kayaku Co., Ltd. for the planned exclusive distribution of our embolic products in Japan.

Included in the revenue changes noted above is the effect of changes in foreign exchange rates. During the three and six months ended June 30, 2010, as compared to the same periods in 2009, total revenue decreased approximately $62,000 and $9,000, respectively, due to changes in foreign exchange rates as revenue from our French operations decreased due to the strengthening of the U.S. dollar versus the euro.

Gross Margin.  Gross margin declined for the three- and six-month periods ended June 30, 2010 as compared to the same periods in 2009.  The decline was primarily due to manufacturing problems experienced by one of the subcontracted assembly manufacturers of our EmboCath Plus Infusion Microcatheter during 2010.This manufacturing problem resulted in the coating not properly curing to the catheter.  In response, we are consolidating the manufacturing process for these products with the original equipment manufacturer. The cost associated with this problem totaled approximately $103,000, which was recognized during the second quarter of 2010.

Expense Overview

	For the Three Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2010	2009	($)	(%)
Research and development	$639	$704	$(65)	(9)%
Sales	2,770	2,623	147	6%
Marketing	1,359	1,311	48	4%
General and administrative	3,815	1,702	2,113	124%
Patent	119	205	(86)	(42)%
Total operating expenses	$8,702	$6,545	$2,157

	For the Six Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
(in thousands)	2010	2009	($)	(%)
Research and development	$1,356	$1,690	$(334)	(20)%
Sales	5,268	5,340	(72)	(1)%
Marketing	2,765	2,825	(60)	(2)%
General and administrative	5,654	3,599	2,055	57%
Patent	322	377	(55)	(15)%
Total operating expenses	$15,365	$13,831	$1,534

Research and Development Expense.  Research and development expense for the three- and six-month periods ended June 30, 2010 decreased as compared to the same periods in 2009, primarily due to a decrease in incentive compensation and a reduction in development activities. Incentive compensation decreased during the three and six months ended June 30, 2010 compared to the same periods in 2009 due to lower management incentive bonuses. We decreased spending on comparative studies and process-development activity to focus on our planned multi-site clinical trial of our QuadraSphere Microspheres. Offsetting these decreases was an increase in costs associated with our preparations for conducting such potential multi-site clinical trial. During the second quarter of 2010, we incurred approximately $193,000 in incremental costs in preparation for the commencement of our multi-site clinical trial. During the first quarter of 2009, we paid approximately $300,000 to a third-party developer for a working prototype relating to a new process for the manufacture of our Embosphere Microspheres; we did not incur any such costs during the first half of 2010.

Sales Expense.  Sales expense increased for the three-month period ended June 30, 2010 compared to the same period in 2009 due to an expansion of our sales presence to support EMEA and South America. These increases were offset by changes in foreign exchange rates. Sales expense for the six-month period ended June 30, 2010 decreased $72,000 compared to the same period in 2009 due to lower incentive compensation.

Marketing Expense.  Marketing expense for the three-month period ended June 30, 2010 increased as compared to the same period in 2009, primarily due to an increase in online activities, including an increase in the volume of direct-to-patient e-mail marketing and enabling online patient registration for our community health talk, or CHT, programs. These increases were offset by changes in foreign exchange rates.  For the six-month period ended June 30, 2010, the increase in online activities was offset by a reduction in national marketing activities.

General and Administrative Expense.  General and administrative expense increased for the three- and six-month periods ended June 30, 2010 compared to the same periods in 2009. The increase in expense was primarily due to investment banking fees and legal fees related to the agreement and plan of merger with Merit Medical Systems, Inc.

Patent Expense.  Patent expense decreased for the three- and six-month periods ended June 30, 2010 compared to the same periods in 2009.  In the second quarter of 2009, a review of our patent portfolio was performed; we did not incur any such costs during the first half of 2010.

Interest Income.  Interest income in the three- and six-month periods ended June 30, 2010 increased $7,000 and $8,000, respectively, compared to the same periods in 2009 due to higher interest rates earned on available investment-grade assets.

Foreign Exchange Gains, Net. Foreign exchange gains primarily resulted from euro-to-U.S. dollar foreign currency fluctuations on euro-denominated intercompany short-term trade payable accounts.

Income tax benefit.  For the three- and six-month periods ended June 30, 2010, we have recognized approximately $19,000 and $46,000, respectively, in research and development tax credits related to research and development activities performed at our French facility during the first half of 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had $14.10 million of cash, cash equivalents and marketable securities, a decrease of $3.99 million from $18.09 million at December 31, 2009. This decrease was primarily the result of net cash used by operating activities, transaction costs related to the plan of merger with Merit Medical and changes in working capital. We have historically funded our operations from the net proceeds provided by public and private equity offerings, net revenue, bank financing and, to a lesser extent, the exercise of stock options.

Net cash used in operating activities for the six months ended June 30, 2010 was $3.53 million and included a net loss of $3.60 million, and $414,000 in working capital changes, offset by non-cash charges primarily related to stock-based compensation, and depreciation. Accounts receivable decreased $110,000 from December 31, 2009 due to lower sales and an increase in days that sales were outstanding, or DSO, which increased to 57 days at June 30, 2010 from 56 days at December 31, 2009. The increase in DSO is primarily due to the delayed receipt of a payment from one of our international distributors, which we received early in the third quarter of 2010. Inventory decreased $287,000 from December 31, 2009, primarily due to a decrease in the level of delivery systems on hand as of June 30, 2010. We did not purchase any additional catheters in the first half of 2010 as we are in the process of consolidating the manufacturing process. Accrued compensation decreased $870,000 from December 31, 2009, primarily due to the payment of 2009 management incentive bonuses, which were paid in the first quarter of 2010. The decrease in accrued compensation was offset by an increase in accrued payroll and other expenses as of June 30, 2010 as compared to December 31, 2009, due to the timing of the payroll cycle related to United States operations. Other accrued expenses increased $188,000 from December 31, 2009, primarily due to the increase in accrued legal expenses related to the agreement and plan of merger with Merit Medical, offset by the annual payment associated with royalties on intellectual property, which was paid in the first quarter of 2010.

Net cash used in operating activities for the six months ended June 30, 2009 was $91,000 and includes a net loss of $2.16 million, offset by $962,000 in working capital changes, non-cash charges primarily related to stock-based compensation and depreciation and amortization. Accounts receivable increased $287,000 from December 31, 2008 due to higher sales, offset by a decrease in DSO, which decreased to 56 days at June 30, 2009 from 59 days at December 31, 2008. The decrease in DSO is primarily due to increased collection efforts in the United States. Inventory decreased $363,000 from December 31, 2008 due to a decrease in delivery system products relating to the timing of purchasing these products, which are manufactured for us by third parties, and a reduction in HepaSphere Microspheres and QuadraSphere Microspheres inventory due to higher than expected sales. Other accrued expenses increased $626,000 from December 31, 2008, primarily due to deferred revenue relating to the Nippon Kayaku distribution agreement and an increase in the reserve of research and development tax credit carryforwards, offset by annual payments associated with royalties on intellectual property.

In the first six months of 2010, we spent $79,000 to upgrade the clean-room manufacturing facilities and replace computer equipment and hardware. In the same period in 2009, we spent $185,000 to purchase new trade-show booths and equipment to increase the capacity of our research and development facility. In the first six months of 2010, through our investment portfolio, we purchased $11.49 million and sold or had maturities totaling $8.96 million.

Net cash used in financing activities was $232,000 for the six months ended June 30, 2010, which included $289,000 for the payment of quarterly preferred stock dividends in cash and scheduled principal payments on existing capital arrangements, offset by the proceeds from the issuance of common stock under employee benefit and incentive plans.

We believe that the $14.10 million in cash, cash equivalents and marketable securities that we have as of June 30, 2010, together with anticipated proceeds from sales of our microspheres and delivery systems, will be sufficient to fund our operating and capital requirements as currently planned through at least the next twelve months.

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

•                  unanticipated costs relating to our planned merger with Merit Medical;

•                  costs that could arise to the extent that we may be required to draw down funds under the redemption loan with Merit Medical in order to make a redemption payment to any holder of series A preferred stock that does not elect to convert its shares of series A preferred stock into common stock prior to the redemption date;

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

Borrowing Agreements

In connection with the merger, on August 11, 2010, we called for redemption on September 8, 2010 all 9,636 currently outstanding shares of series A preferred stock at a redemption price of $1,000 per share plus accrued but unpaid dividends.  Holders of such shares of series A preferred stock may elect to convert each share of series A preferred stock into 250 shares of common stock prior to the redemption date.  In connection with our issuance of the redemption notice, on August 10, 2010, we issued a convertible promissory note to Merit Medical, pursuant to which Merit Medical has agreed to loan us an aggregate of $10.00 million solely to fund the payment of the aggregate series A liquidation preference amount upon such redemption.  The redemption will take place prior to the consummation of the merger, should the holders of the series A preferred stock not elect to convert such shares into shares of common stock prior to the redemption date.

Merit Medical has agreed to make the loan at least one business day prior to the redemption date set forth on the redemption notice sent by us to the holders of our series A preferred stock. We have agreed that, to the extent that any holder of our series A preferred stock converts such shares prior to redemption, we will not use the loan funds made available for such redemption for any purpose and will return such advanced loan funds to Merit Medical within two business days of the redemption date.

Any loan made will bear interest at a rate per annum equal to the prime interest rate, as determined by Wells Fargo Bank, National Association, plus 2%, but shall not be less than 6%, per annum. Upon the occurrence and continuance of an event of default, the loan will bear interest at a rate equal to the interest rate described above plus 2%, per annum.  We may, at any time prepay any advances under the loan, in whole or in part, upon at least five business days prior written notice to Merit Medical.

All loan amounts then outstanding, together with accrued and unpaid interest, will be due and payable in full in immediately available funds on the earliest of (i) two (2) business days following the redemption date, with respect to all advanced loan funds which were not used for payment of such redemption, (ii) February 10, 2012, or (iii) the consummation of any business combination or similar transaction in which the holders of the our voting stock immediately prior to such transaction hold less than a majority voting power of BioSphere or any successor entity.

In the event that the merger agreement is terminated under certain conditions, we or Merit Medical will have the right to convert the outstanding principal amount of any loan (prior to our repayment of the loan amounts in the case of conversion by Merit Medical), including any accrued and unpaid interest, in whole or in part, into shares of our common stock at a conversion rate equal to $4.38 per share.

Our subsidiaries have jointly and severally guaranteed the due and punctual payment, fulfillment and performance of all of our obligations under the Convertible Promissory Note pursuant to a Guaranty, dated as of August 10, 2010, by and among our subsidiaries and Merit Medical.

Other Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments from those previously included in our 2009 Annual Report on Form 10-K.

As of June 30, 2010, we are party to two operating leases for our facilities in Rockland, Massachusetts, and Roissy, France. The Roissy, France, original operating lease was scheduled to expire in May 2010; however, in accordance with the lease agreement, it automatically renewed for a three-year period that ends in May 2013. In March 2010, we amended the lease for the office and laboratory facility that we currently occupy in Rockland, Massachusetts. Pursuant to that amendment, the term of the lease was extended from February 28, 2010 to February 28, 2011.

Related-Party Transactions

We did not have any related-party transactions during the six-month periods ended June 30, 2010 and 2009.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13. ASU 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. When applying the relative-selling-price method, the determination of the selling price for each deliverable must be consistent with the objective of determining vendor-specific objective evidence of fair value, which is the price at which the entity does or would sell the element on a stand-alone basis. ASU 2009-13 requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangement, as well as certain transitional disclosures during the periods after adoption. This guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. We do not believe the adoption of this standard will have a material impact on our results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements,” or ASU 2010-06. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. ASU 2010-06 also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this standard did not, and is not expected to, have a material impact on our results of operations, financial position or cash flows.

In April 2010, the FASB issued ASU No. 2010-17 “Revenue Recognition — Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 states the milestone method is a valid application of the proportional performance revenue recognition model when applied to research and development arrangements. Under the milestone method, revenue for a milestone payment may be recognized in its entirety upon achievement of a substantive milestone if the consideration for achieving the milestone relates solely to past performance. ASU 2010-17 will be applied prospectively to milestones achieved in fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

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

•                                         any statements regarding the planned merger with Merit Medical;

•                                         any statements of the plans, strategies and objectives of management for future operations;

•                                         any statements regarding our position in litigation;

•                                         any statements concerning product research, development, regulatory approval or clearance and commercialization timelines;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

As of June 30, 2010, we did not own any derivative financial instruments or other financial and commodity instruments. However, in the future we may consider certain financing instruments, including foreign currency forward contracts or alternative instruments, which may be considered derivative in nature.

Primary Market Risk Exposures

Our primary market risk exposure is in the area of foreign currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations related to our operations in France. Operations in France are denominated in the euro, and as of June 30, 2010, approximately euro 3.05 million, or $3.73 million, remained outstanding within our intercompany trade accounts. We have not engaged in formal currency hedging activities to date, but we do have a limited natural hedge in that both our revenue and expenses in France are primarily denominated in the euro. We also attempt to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. We generally view our investment in foreign subsidiaries operating under a functional currency (the euro) other than our reporting currency (the U.S. dollar) as long term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated other comprehensive income” component of stockholders’ equity. A hypothetical 100-basis-point increase or decrease in foreign exchange rates would not have a material impact on the fair value of our investment in foreign subsidiaries.

The primary objective of our cash, cash equivalent and marketable securities investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments in corporate, bank, federal agency and mortgage-backed obligations and, to a lesser extent, in treasuries. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is not significant. A hypothetical 100-basis-point increase or decrease in interest rates would not have a material impact on the fair value of our short-term investments or their respective cash flows as of June 30, 2010. As of June 30, 2010, nearly 100% of the $12.05 million of investments classified as available-for-sale marketable securities and cash equivalents will mature within one year.

ITEM 4.   CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On June 10, 2010, certain of our directors were named as defendants in a putative class action complaint, captioned Fessahaye v. Faleschini, et al., C.A. No. 5553-CC, filed in the Court of Chancery of the State of Delaware. The action, purportedly brought on behalf of a class of our stockholders, alleges that certain of our directors purportedly breached their fiduciary duties in connection with the proposed merger by failing to maximize shareholder value and obtain the best financial and other terms. The complaint includes requests for declaratory, injunctive and other equitable relief, including enjoining us from consummating the merger with Merit Medical Systems, Inc., in addition to fees and costs.  On July 19, 2010, plaintiff filed an amended complaint adding BioSphere Medical, Inc. as a defendant and further alleging that our preliminary proxy statement failed to provide material information and provided materially misleading information relating to the proposed merger.

On July 30, 2010, plaintiff (on behalf of himself and the members of the putative class) and all defendants entered into a memorandum of understanding reflecting an agreement in principle to settle the matter. The agreement in principle requires, among other things, that we disclose additional information, which information was included in our definitive proxy statement on schedule 14A that was filed with the SEC on August 3, 2010. The agreement in principle is subject to the parties reaching agreement on the terms of a mutually acceptable definitive settlement agreement. Thereafter, the settlement agreement will be subject to approval by the court and also conditioned upon consummation of the merger.

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

Risks Related to the Merger

Our proposed merger with Merit Medical may be delayed or not occur at all for a variety of reasons, including the possibility that the merger agreement is terminated prior to the completion of the merger. If our acquisition by Merit Medical is not completed as expected, our stock price, business and results of operations may suffer.

On May 13, 2010, we entered into a merger agreement with Merit Medical and merger sub, a wholly-owned subsidiary of Merit Medical, pursuant to which we agreed to merge with and into merger sub in a cash transaction valued at approximately $96.00 million. In connection with the transaction, we called for redemption all 9,636 currently outstanding shares of series A preferred stock at a redemption price of $1,000 per share plus accrued but unpaid dividends. Holders may elect to convert each share of series A preferred stock into 250 shares of common stock prior to consummation of such redemption. Under the terms of the agreement, and assuming the conversion of all outstanding shares of series A preferred stock into shares of common stock, at closing (i) each share of our common stock will be exchanged for $4.38 per share in cash; (ii) all of our outstanding stock options, whether vested or unvested, will be cancelled and each holder of such stock options will be entitled to receive an amount equal to the product of (A) the number of shares subject to such holder’s stock options, multiplied by (B) $4.38 less the applicable per-share exercise price; and (iii) each share of our restricted stock will become fully vested and free of any repurchase rights or other restrictions immediately prior to the effective time of the merger, and will be treated in a manner consistent with the other shares of our common stock.

Completion of the transaction is subject to customary closing conditions, including the adoption of the merger agreement by our stockholders.  Moreover, the merger agreement with Merit Medical may be terminated at any time before the completion of the merger, under certain circumstances, including:

•                  mutual written consent;

•                  by either Merit Medical or us if the merger has not been consummated by November 15, 2010, except that this termination right will not be available to any party whose breach of or failure to fulfill any obligation under the merger agreement has been a principal cause of or resulted in the failure of the merger to occur on or before such date;

•                  by either Merit Medical or us if a governmental entity of competent jurisdiction has issued a nonappealable final order, decree or ruling or taken any other nonappealable final action, in each case having the effect of permanently restraining, enjoining or otherwise prohibiting the merger, except that this termination right will not be available to any party whose failure to fulfill any obligation under the merger agreement has been a principal cause of or resulted in such order, decree, ruling or other action;

•                  by either Merit Medical or us, if our stockholders do not adopt the agreement and plan of merger at the special meeting;

•                  by Merit Medical and merger sub, prior to our stockholders’ adoption of the merger agreement, upon the occurrence of any of the following:

•                  our board of directors fails to recommend the approval of the merger in this proxy statement or withdraws, qualifies or modifies its recommendation of the merger to our stockholders in a manner adverse to Merit Medical or the consummation of the merger;

•                  our board of directors fails to recommend the approval of the merger in this proxy statement or withdraws, qualifies or modifies its recommendation of the merger to our stockholders in a manner adverse to Merit Medical or the consummation of the merger;

•                  our board of directors fails to recommend the approval of the merger in this proxy statement or withdraws, qualifies or modifies its recommendation of the merger to our stockholders in a manner adverse to Merit Medical or the consummation of the merger;

•                  our board of directors fails to recommend the approval of the merger in this proxy statement or withdraws, qualifies or modifies its recommendation of the merger to our stockholders in a manner adverse to Merit Medical or the consummation of the merger;

•                  our board of directors approves, endorses or recommends to our stockholders a superior proposal;

•                  a tender offer or exchange offer for our outstanding common stock is commenced and our board of directors recommends that our stockholders tender their shares in such tender or exchange offer or, within ten business days after the commencement of such tender or exchange offer, fails to recommend against acceptance of such offer and reiterate its recommendations with respect to the merger agreement and the merger;

•                  we breach or fail to perform any of our representations, warranties, covenants or agreements in the merger agreement and such breach or failure to perform would cause certain conditions to the obligations of Merit Medical and merger sub to consummate the closing not to be satisfied and such breach or failure to perform is not timely cured or is not capable of being cured;

•                  all of the conditions to our obligation to consummate the merger have been satisfied (other than those conditions that by their nature are to be satisfied by actions taken at the closing) and Merit Medical has notified us in writing that it is ready and willing to consummate the merger (subject to the satisfaction of all of the conditions to its obligation to consummate the merger), and we fail to consummate the merger within five business days following Merit Medical’s delivery of such notice.

•                  by us, if:

•                  our board of directors pursuant to and in compliance with our non-solicitation obligations under the merger agreement, approves or recommends to our stockholders a superior proposal and we provide Merit Medical notice of our intent to exercise this termination right no less than two business days prior to doing so;

•                  Merit Medical or merger sub breach or fail to perform any of their representations, warranties, covenants or agreements in the merger agreement and such breach or failure to perform would cause certain conditions to our obligation to consummate the closing not to be satisfied and such breach or failure to perform is not timely cured or is not capable of being cured; or

•                  all of the conditions to the obligations of Merit Medical and merger sub to consummate the merger have been satisfied (other than those conditions that by their nature are to be satisfied by actions taken at the closing), and we have notified Merit Medical in writing that we are ready and willing to consummate the merger (subject to the satisfaction of all of the conditions to our obligation to consummate the merger), and Merit Medical and merger sub fail to consummate the merger within five business days following our delivery of such notice.

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

During the pendency of the merger with Merit Medical, we may not be able to enter into a business combination with another party because of restrictions in the merger agreement.

Covenants in the merger agreement limit our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger with Merit Medical. While the merger agreement is in effect, and subject to limited exceptions, we have agreed that, neither we nor any of our subsidiaries will, and we will use our commercially reasonable efforts to cause our directors, officers, employees, investment bankers, attorneys, accountants and other advisors or representatives not to, directly or indirectly:

•                  solicit, initiate, seek, knowingly encourage, knowingly facilitate, knowingly support or respond to any inquiries or requests for any information with respect to, or the making, announcements or submission of, any proposal or offer that constitutes, or could reasonably be expected to lead to, any acquisition proposal; or

•                  engage, enter into, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any person any non-public information for the purpose of encouraging or facilitating, any acquisition proposal.

However, we may furnish information with respect to BioSphere to, or engage in discussions or negotiations with, a person who has made an acquisition proposal, and amend, or grant a waiver or release under, any standstill agreement only if:

•                  such acquisition proposal did not result from a breach of or non-solicitation obligations under the merger agreement;

•                  we comply with our obligations under the merger agreement concerning changes in our board of directors’ recommendations to our stockholders in favor of the merger and the entry into agreements with respect to alternative acquisition proposals; and

•                  our board of directors first determines in good faith, after consultation with outside counsel and its financial advisors, that such acquisition proposal constitutes or is reasonably likely to lead to a superior proposal.

We may furnish such information only pursuant to a confidentiality agreement not materially less restrictive in any respect of the person making such acquisition proposal than the confidentiality agreement we previously entered into with Merit Medical.

Subject to the satisfaction of certain conditions, our board may withdraw or modify its recommendation to our stockholders for adoption of the merger agreement. In the event that our board withdraws or modifies its recommendation in a manner adverse to Merit Medical and the merger agreement is terminated, we may be required to pay a termination fee of $3,840,000 to Merit Medical.

Risks Relating to Our Future Profitability, Our Financial Results and Need For Financing

Because we have a history of losses and our future profitability is uncertain, our common stock is a speculative investment.

We have incurred operating losses since our inception and, as of June 30, 2010, had an accumulated deficit of approximately $97.27 million. We expect to spend substantial funds to continue research and product testing, to maintain sales, to perform clinical trials, for marketing, quality control, regulatory, manufacturing and administrative capabilities and for other general corporate purposes. We expect to continue to incur operating losses in 2010 as we seek to execute on our business plan, including continuing to establish sales and marketing capabilities and conducting research and development activities.

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

•                  unanticipated costs related to our planned merger with Merit Medical;

•                  the extent to which we may be required to draw down funds under the redemption loan with Merit Medical in order to make a redemption payment to any holder of series A preferred stock that does not elect to convert its shares of series A preferred stock into common stock prior to the redemption date;

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

We anticipate that the sale of our Embosphere Microspheres for use in conventional transarterial chemoembolization, or cTACE, in the United States could decline in the near term due to the limited availability of third-party materials used by doctors for this procedure. As a result, our revenue in the United States may decline, which could adversely affect our stock price and our ability to become and remain profitable in future periods.

We are aware that our Embosphere Microspheres are sometimes used off label in conventional transarterial chemoembolization, or cTACE, a procedure to treat liver cancer in which microspheres are used in combination with chemotherapy in an attempt to both occlude the blood vessels feeding liver tumors and more effectively kill the liver cancer cells. Although we do not have a label that allows us to promote the use of our Embosphere Microspheres for cTACE and we are not able to precisely track levels of sales for this indication, we estimate that up to approximately 17% of our total worldwide revenue for the six-month period ended June 30, 2010 was from sales of our Embosphere Microspheres to hospitals for use in cTACE procedures. Physicians that perform cTACE also use a compound called Ethiodol to emulsify chemotherapeutic drugs used in the procedure. Ethiodol is manufactured and sold by a third party. We understand that the United States distributor of Ethiodol ceased distribution of this product during the first quarter of 2010. On May 11, 2010, the FDA announced that Guerbet LLC, or Guerbet, has acquired the Ethiodol new- drug application and that Guerbet is working with the FDA to resume manufacturing of Ethiodol in the near future to ensure continued availability for patients in the United States. On June 9, 2010 the FDA announced that Guerbet, in conjunction with the FDA, is initiating a temporary importation of Lipiodol, which contains the same drug components as Ethiodol, to the United States. At this time, no other entity except Guerbet is authorized by the FDA to import or distribute Lipiodol. As a result of these factors, we anticipate that the rate of cTACE procedures using Embosphere Microspheres could decline in the United States in the near term, which could adversely affect the amount of revenue we receive in future periods. A decline in our revenue as compared to prior periods could cause our stock price to decline and could also adversely affect our ability to become and remain profitable in the future.

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

At June 30, 2010, we had $14.10 million of cash, cash equivalents and marketable securities consisting of corporate, bank, federal agency, mortgage-backed and government obligations. We are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2010, but no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

The majority of our revenue for the quarter ended June 30, 2010 was derived from the sale of Embosphere Microspheres for use in UFE. Our principal business focus is to grow our embolotherapy business through increases in the utilization rate for UFE procedures versus other procedures to treat uterine fibroids and in the employment by medical providers of our Embosphere

Microspheres in such procedures in lieu of competing products. We began marketing and selling Embosphere Microspheres for UFE in 2002, but to date we have not achieved widespread market acceptance of UFE as an alternative to other procedures, including hysterectomy. Our ability to grow our product revenue is substantially dependent upon growth in UFE procedures and our ability to achieve widespread acceptance of the use of Embosphere Microspheres for use in UFE procedures. If growth in UFE procedures does not occur and if we do not achieve such market acceptance, our product revenue and our prospects for profitability and success will be materially adversely affected.

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

•                  unemployment levels and adverse economic conditions, which we believe has caused and may continue to cause a decrease in UFE procedure rates and sales of our products; and

•                  the various other factors discussed in detail throughout this section titled “Risk Factors.”

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

We continue to develop sales, distribution and marketing capabilities primarily in the United States, the European Union, Asia and South America to promote UFE awareness and the benefits of our product for the treatment of uterine fibroids. It has been, and we expect it will continue to be, expensive and time-consuming for us to develop a global sales and marketing force. At June 30, 2010, we had a sales and marketing force of 43 persons located principally in the United States. Competition for skilled salespersons in the medical device industry is intense, and we may not be able to provide adequate incentives to maintain our sales and marketing force or to attract new sales and marketing personnel to promote our products. We have only limited sales and marketing experience in the United States and internationally and may not be successful in developing and implementing our strategy. Among other things, we need to:

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

We are developing and commercializing products for medical applications using embolotherapy techniques, including, without limitation, smaller-sized versions of our HepaSphere Microspheres and QuadraSphere Microspheres, which are still in preclinical development. Our products under development may not provide greater benefits than current treatments or products, or alternative treatments or products under development.

All of our products under development will require significant additional research, development, engineering and preclinical and/or clinical testing, as well as regulatory approval or clearance and a commitment of significant additional resources prior to their commercialization. For example, FDA regulations require that we conduct clinical trials and submit a marketing application which includes positive data from clinical trials to the FDA in order to obtain the approvals and clearances required to promote QuadraSphere Microspheres for the treatment of a specific disease or condition, including primary and metastatic liver cancer. In October 2009, we submitted to the FDA an IDE application to commence a clinical trial to compare the effectiveness of our QuadraSphere Microspheres combined with the chemotherapeutic agent doxorubicin to conventional transarterial chemoembolization with doxorubicin in patients with primary liver cancer. Our satisfactory resolution of the FDA’s comments on the IDE is a condition to starting the clinical trial in the United States. Based upon our discussions with the FDA, we have determined that our study protocol will include as a primary endpoint patient survival rather than overall tumor response rate at six months, which was the primary endpoint that we proposed in our initial IDE application. In addition, the FDA has advised us that approval of the IDE will also be conditioned upon our study protocol including a third study arm assessing QuadraSphere Microspheres as a stand-alone therapy (e.g., without the addition of doxorubicin) as compared to both QuadraSphere Microspheres combined with doxorubicin and conventional transarterial chemoembolization, or cTACE, with doxorubicin.  In August 2010, we submitted an appeal to the FDA requesting that they reconsider their recommendation that our clinical trial also include the third study arm of treatment with QuadraSphere Microspheres as a stand-alone therapy. Our satisfactory resolution of the FDA’s comments and recommendations on the IDE is a condition to starting the clinical trial in the United States and, because our discussions with the FDA are ongoing and we have not yet agreed upon and finalized the trial design, we have not determined whether or when to undertake the clinical trial and if we determine to not undertake the trial, or if we undertake the trial and the results are not sufficient to obtain FDA approval, then we will not be able to promote our QuadraSphere Microspheres for liver cancer indications in the United States. Our potential products may not:

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

As of August 2, 2010, we believe that Sepracor Inc., an indirect wholly-owned subsidiary of Dainippon Sumitomo Pharma Co., Ltd., or Sepracor, and funds affiliated with Cerberus Capital Management, L.P., or Cerberus, beneficially owned approximately 21% and 13% of our outstanding common stock, respectively, including shares of common stock issuable upon the exercise of series A preferred stock held by these stockholders. Moreover, we have granted board-observation rights to Sepracor and Cerberus. Accordingly, Sepracor and Cerberus may have significant influence over corporate actions requiring stockholder approval, such as the election of directors, amendment of our charter documents and the approval of merger or significant asset sale transactions, including our planned merger with Merit Medical. In addition, the shares of our series A preferred stock held by Sepracor and Cerberus entitle them to certain voting rights in accordance with the terms and conditions of the series A preferred stock. Specifically, we will need the consent of holders of at least 50% of the series A preferred stock initially purchased by Sepracor and Cerberus to undertake certain key corporate actions, including the following:

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

Unless the shares of series A preferred stock are redeemed, in the event that we enter into an acquisition or business combination in which we sell all or substantially all of our assets, or if there occurs a change of control of a majority of our common stock outstanding prior to such transaction, the holders of our series A preferred stock will have the right to receive, before any distributions or payments to the holders of our common stock, an amount in cash equal to $1,000 (subject to adjustment) for each share of Series A preferred stock then held by such holder, plus an amount equal to any accrued but unpaid dividends, and will then participate with the holders of the common stock on a pro rata basis with respect to the distribution of any remaining assets. The existence of this right may make it difficult for us to raise capital in financing transactions with third parties and will also result in holders of our common stock receiving smaller distributions or payments upon a change of control or asset sale than they would be entitled to receive if no preferential payments were required to be made to holders of our series A preferred stock.

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

The marketing claims the FDA specifically authorized us to make regarding our microspheres in the United States were set forth in the FDA clearance. Our EmboGold Microspheres have not been specifically cleared for use in UFE. Although our QuadraSphere Microspheres are identical to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepatocellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not indicated for use in hepatocellular carcinoma and hepatic metastasis. We will need to conduct a clinical trial and obtain FDA clearance or approval of a marketing application in order to claim the use of the QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepatocellular cancer or hepatic metastasis, in the United States. European Union regulations do not require such an application for this class of medical devices. In order for us to seek FDA clearance or approval to promote the use of QuadraSphere Microspheres for the embolization of hepatocellular carcinoma and hepatic metastasis, we will need to complete a clinical trial and submit positive clinical data to the FDA. In October 2009, we submitted to the FDA an application to commence a clinical trial to compare the effectiveness of our QuadraSphere Microspheres combined with the chemotherapeutic agent doxorubicin to conventional transarterial chemoembolization with doxorubicin in patients with primary liver cancer. Our satisfactory resolution of the FDA’s comments on the IDE is a condition to starting the clinical trial in the United States. Based upon our discussions with the FDA, we have determined that our study protocol will include as a primary endpoint patient survival rather than overall tumor response rate at six months, which was the primary endpoint that we proposed in our initial IDE application. In addition, the FDA has advised us that approval of the IDE will also be conditioned upon our study protocol including a third study arm assessing QuadraSphere Microspheres as a stand-alone therapy (e.g., without the addition of doxorubicin) as compared to both QuadraSphere Microspheres combined with doxorubicin and conventional transarterial chemoembolization, or cTACE, with doxorubicin.  In August 2010, we submitted an appeal to the FDA requesting that they reconsider their recommendation that our clinical trial also include the third study arm of treatment with QuadraSphere Microspheres as a stand-alone therapy. Our satisfactory resolution of the FDA’s comments and recommendations on the IDE is a condition to starting the clinical trial in the United States and, because our discussions with the FDA are ongoing and we have not yet agreed upon and finalized the trial design, we have not determined whether or when to undertake the clinical trial, and if we determine to not undertake the trial, or if we undertake the trial and the results are not sufficient to obtain FDA approval, then we will not be able to promote our QuadraSphere Microspheres for liver cancer indications in the United States. Although we have not received approval or clearance from the FDA to market our QuadraSphere Microspheres for primary or metastatic liver cancer in the United States, we believe that some physicians are using QuadraSphere Microspheres off label in the treatment of primary and metastatic liver cancer. If the FDA were to conclude that we have improperly promoted our products for unapproved indications, the FDA could allege that our promotional activities misbrand or adulterate our products, leading to enforcement action against us. A government agency could also allege that the promotion of products for off -label use could violate the false claims act or other similar law.

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

In order to obtain regulatory approval to market new products or new indications for our products, we may be required to complete clinical trials to demonstrate the safety and effectiveness of such new products or new indications. For example, the FDA is requiring that we conduct clinical trials and submit a marketing application seeking to obtain the approvals and clearances required to promote our QuadraSphere Microspheres for primary liver cancer in the United States. In October 2009, we submitted to the FDA an IDE application to commence a clinical trial comparing the effectiveness of our QuadraSphere Microspheres combined with the chemotherapeutic agent doxorubicin to conventional transarterial chemoembolization with doxorubicin in patients with primary liver cancer. Because our discussions with the FDA are ongoing and we have not yet agreed upon and finalized the trial design, we have not determined whether or when to undertake the clinical trial. Clinical testing is expensive, difficult to design and implement, can take multiple years to complete and is uncertain as to outcome. We may experience numerous unforeseen events during, or as a result of, any clinical trials that could delay or prevent our ability to receive the regulatory approval we are seeking. These unforeseen events may include:

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

The marketing claims we are permitted to make in labeling or advertising regarding our microspheres in the United States are limited to those consistent with any FDA approval or clearance. For example, because our EmboGold Microspheres are not cleared for specific use in UFE, we may not promote them for this specific use. Although our QuadraSphere Microspheres are identical in all respects to our HepaSphere Microspheres, which are currently marketed in the European Union for use in the embolization of hepatocellular carcinoma and hepatic metastasis, our QuadraSphere Microspheres are not specifically indicated for use in hepatocellular carcinoma and hepatic metastasis. FDA regulations require that we conduct clinical trials prior to submitting a marketing application to claim the use of QuadraSphere Microspheres for the treatment of a specific disease or condition, such as hepatocellular cancer or hepatic metastasis, while European Union regulations do not require preclearance clinical trials for this class of medical device on an indication-by-indication basis. Accordingly, in order for us to seek FDA approval or clearance to promote the use of QuadraSphere Microspheres for the embolization of hepatocellular carcinoma and hepatic metastasis, we will be required to undertake clinical trials. In October 2009, we submitted to the FDA an IDE application to commence a clinical trial to compare the effectiveness of our QuadraSphere Microspheres combined with the chemotherapeutic agent doxorubicin to conventional transarterial chemoembolization with doxorubicin in patients with primary liver cancer. The FDA has advised us that our study protocol will need to include patient survival as a primary endpoint for the trial, rather than overall tumor response rate at six months, which was the primary endpoint that we proposed in our IDE application. .  In addition, the FDA has advised us that approval of the IDE will also be conditioned upon our study protocol including a third study arm assessing QuadraSphere Microspheres as a stand-alone therapy (e.g., without the addition of doxorubicin) as compared to both QuadraSphere Microspheres combined with doxorubicin and conventional transarterial chemoembolization, or cTACE, with doxorubicin.  In August 2010, we submitted an appeal to the FDA requesting that they reconsider their recommendation that our clinical trial also include the third study arm of treatment with QuadraSphere Microspheres as a stand-alone therapy.  Our satisfactory resolution of the FDA’s comments and recommendations on the IDE is a condition to starting the clinical trial in the United States and, because our discussions with the FDA are ongoing and we have not yet agreed upon and finalized the trial design. We have not reached a conclusion about whether or when to undertake the clinical trial, and if we determine to not undertake the trial, or if we undertake the trial and the results are not sufficient to obtain FDA approval, then we will not be able to promote our QuadraSphere Microspheres for liver cancer indications in the United States.

If the FDA were to conclude that our advertisements, labeling or statements made by our sales representatives or other company officials improperly promote our products for unapproved indications or otherwise violate the law, the FDA could allege that our promotional activities misbrand or adulterate our products. Specifically, the FDA could issue an untitled letter or warning letter, which may request, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective labeling, including sending letters to health-care providers. The FDA also could take enforcement action, including seizure of product, injunction or criminal prosecution against us and our officers or employees, or seek civil penalties, disgorgement or restitution.

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

Our worldwide manufacturing and European sales operations are currently conducted primarily through our French subsidiary. Furthermore, we currently derive a portion of our revenue from the sale of our microspheres and delivery system products outside the United States. For the six months ended June 30, 2010 and for the year ended December 31, 2009, approximately 22% of our revenue was derived from sales of our microspheres and delivery systems in geographic territories outside the United States. We are increasingly subject to a number of challenges that specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

The market price of our stock is highly volatile. From January 1, 2008 through August 2, 2010, the price of our common stock has ranged from a low of $1.26 to a high of $6.00. As a result of this volatility, investments in our stock could rapidly lose their value.

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

•                  announcements related to our planned acquisition by Merit Medical;

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

ITEM 5.          OTHER INFORMATION.

In connection with the merger with Merit Medical, on August 11, 2010, we called for redemption on September 8, 2010 all 9,636 currently outstanding shares of series A preferred stock at a redemption price of $1,000 per share plus accrued but unpaid dividends. Holders of such shares of series A preferred stock may elect to convert each share of series A preferred stock into 250 shares of common stock prior to the redemption date. The redemption date will occur prior to the date set for consummation of our merger with Merit Medical, such that to the extent that any holder of the series A preferred stock has not elected to convert such shares into shares of common stock prior to the redemption date, all of such shares will be redeemed on the redemption date and before the consummation of the merger.

In connection with our issuance of the redemption notice referred to above, on August 10, 2010, we issued a convertible promissory note to Merit Medical, pursuant to which Merit Medical has agreed to loan to us an aggregate of $10.00 million solely to fund the payment of the aggregate series A liquidation preference amount upon such redemption.  For a further description of the redemption loan, see Note 9 of the Notes to Consolidated Financial Statements set forth herein and “Liquidity and Capital Resources - Borrowing Arrangements”, which is incorporated herein by reference.

Our subsidiaries have jointly and severally guaranteed the due and punctual payment, fulfillment and performance of all of our obligations under the convertible promissory note pursuant to a Guaranty, dated as of August 10, 2010, by and among our subsidiaries and Merit Medical.

The foregoing descriptions of the promissory note and Guaranty do not purport to be complete and are qualified in their entirety by reference to those agreements, copies of which are filed, respectively, as Exhibits 10.1 and 10.2 hereto and are incorporated herein by reference.

ITEM 6.          EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2010	BIOSPHERE MEDICAL, INC.

/s/ RICHARD J. FALESCHINI
Richard J. Faleschini
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	/s/ MARTIN J. JOYCE
Martin J. Joyce
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2010	/s/ MICHAEL R. MEGNA
Michael R. Megna
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Convertible Promissory Note, dated August 10, 2010, issued to Merit Medical Systems, Inc.

10.2*	Guaranty, dated as of August 10, 2010, by BioSphere Medical S.A., BioSphere Medical Japan, Inc. and BSMD Ventures, Inc. in favor of Merit Medical Systems, Inc.

31.1*	Certification of the principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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